Form 10-Q
period 2000-03-31
EMBARCADERO TECHNOLOGIES INC
filed 2000-05-15
CIK 1107112

                                  United States

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the quarterly period ended March 31, 1999

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the transition period from ____________ to ________________

                         EMBARCADERO TECHNOLOGIES, INC.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

--------------------------------------------------------------------------------
                   DELAWARE                                68-0310015
      -----------------------------------             --------------------
(State or other jurisdiction of incorporation or       (I.R.S. Employer
                organization)                         Identification No.)

--------------------------------------------------------------------------------




                          425 MARKET STREET, SUITE 425
                             SAN FRANCISCO, CA 94105
                                 (415) 834-3131
                    (Address of principal executive offices)


     Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. [   ] Yes [ X ] No

The number of shares outstanding of the Registrant's Common Stock as of May 2, 2000 was 26,320,489.

                         EMBARCADERO TECHNOLOGIES, INC.
                          INDEX TO REPORT ON FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 2000



PART I.     FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS
            Condensed balance sheets as of  March 31, 2000 and December 31, 1999        3

            Condensed statements of operations for the three months ended
            March 31, 2000 and March 31, 1999                                           4

            Condensed statements of cash flows for the three months ended
            March 31, 2000 and March 31, 1999                                           5

            Notes to condensed financial statements                                     6

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS                                         9

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES
            ABOUT MARKET RISK                                                          17

PART II.    OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS                                                          18

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS                                  18

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES                                            19

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                        19

ITEM 5.     OTHER INFORMATION                                                          19

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K                                           19


                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         EMBARCADERO TECHNOLOGIES, INC.
                            CONDENSED BALANCE SHEETS
                                 (in thousands)

                                                               MARCH 31,     DECEMBER 31,
                                                                 2000            1999
                                                             ------------    ------------
                                                             (UNAUDITED)
                                     ASSETS

CURRENT ASSETS:
     Cash and cash equivalents                               $      4,853    $      1,804
       Trade accounts receivable, net                               4,099           2,834
       Related party accounts receivable                              832             696
       Prepaid and other current assets                               418             310
       Deferred tax assets                                            244            --
                                                             ------------    ------------
         Total current assets                                      10,446           5,644

Property and equipment, net                                         1,261             958
Other assets                                                           66              46
                                                             ------------    ------------

Total assets                                                 $     11,773    $      6,648
                                                             ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable and accrued liabilities                $      2,179    $        806
     Deferred revenue                                               5,057           4,094
     Notes payable to stockholders                                   --             1,000
     Deferred tax liabilities                                         518            --
                                                             ------------    ------------
         Total current liabilities                                  7,754           5,900


STOCKHOLDERS' EQUITY:
       Common stock                                                    21            --
       Preferred Stock - Series A                                    --              --
       Additional paid-in capital                                  29,308          14,663
       Deferred stock-based compensation                          (17,542)        (10,049)
      Accumulated deficit                                          (7,768)         (3,866)
                                                             ------------    ------------
         Total stockholders' equity                                 4,019             748
                                                             ------------    ------------

Total liabilities and stockholders' equity                   $     11,773    $      6,648
                                                             ============    ============

                 The accompanying notes are an integral part of
                     these condensed financial statements.

                         EMBARCADERO TECHNOLOGIES, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (unaudited)

                                                                                          Three Months Ended
                                                                                               March 31,
                                                                                          2000            1999
                                                                                      ------------    ------------
REVENUES:
     License                                                                          $      5,586    $      1,406
     Maintenance                                                                             2,297           1,032
                                                                                      ------------    ------------
                                                                                             7,883           2,438

COST OF REVENUES:
     License                                                                                   109              89
     Maintenance (exclusive of non-cash compensation expense of  $2 and $13                    313             108
       for the three months ended March 31, 1999 and 2000, respectively)
                                                                                      ------------    ------------
       Total cost of revenues                                                                  422             197
                                                                                      ------------    ------------
Gross profit                                                                                 7,461           2,241
OPERATING EXPENSES:
     Research and development (exclusive of non-cash compensation expense of                 1,722             667
        $17 and $108 for the three months ended March 31, 1999 and 2000, respectively)
     Sales and marketing (exclusive of non-cash compensation expense of $9                   2,254            1035
        and $1,191 for the three months ended March 31, 1999 and 2000, respectively)
     General and administrative (exclusive of non-cash compensation expense                    856             238
        of  $1 and $2,806 for the three months ended March 31, 1999 and 2000, respectively)
     Amortization of deferred stock-based compensation                                       4,118              29
                                                                                      ------------    ------------
        Total operating expenses                                                             8,950           1,969
                                                                                      ------------    ------------

Income (loss) from operations                                                               (1,489)            272
Interest income                                                                                 32              16
                                                                                      ------------    ------------
Income (loss) before income taxes                                                           (1,457)            288
Provision for income taxes                                                                  (1,177)            (24)
                                                                                      ------------    ------------

Income (loss) before share in affiliated company loss                                       (2,634)            264
Share in loss of affiliated company                                                            (50)            (21)
                                                                                      ------------    ------------
Net income (loss)                                                                           (2,684)            243
Deemed preferred stock dividend                                                             (1,218)           --
                                                                                      ------------    ------------
Net income (loss) available to common stockholders                                    $     (3,902)   $        243
                                                                                      ============    ============


BASIC AND DILUTED NET INCOME (LOSS) PER SHARE AVAILABLE
   TO COMMON STOCKHOLDERS:                                                            $      (0.18)   $       0.01
                                                                                      ============    ============

WEIGHTED AVERAGE SHARES USED IN COMPUTATION OF NET INCOME (LOSS) PER SHARE
    AVAILABLE TO COMMON STOCKHOLDERS:
     Basic                                                                                  21,218          18,278
                                                                                      ============    ============

     Diluted                                                                                21,218          21,269
                                                                                      ============    ============

                 The accompanying notes are an integral part of
                     these condensed financial statements.

                         EMBARCADERO TECHNOLOGIES, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                  THREE MONTHS ENDED MARCH 31,
                                                                      2000            1999
                                                                  ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                 $     (2,684)   $        243
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
    Depreciation and amortization                                          113              24
     Amortization of deferred stock-based compensation                   4,118              29
    Loss on disposal of property and equipment                               2              16
    Share in loss of affiliated company                                     50              21
    Deferred tax asset                                                     274              --
    Changes in assets and liabilities:
      Trade accounts receivable                                         (1,401)           (137)
      Prepaid and other current expenses                                  (108)            347
      Accounts payable and accrued liabilities                           1,323             226
      Deferred revenue                                                     963           1,174
      Other long-term assets                                               (20)             --
                                                                  ------------    ------------
        Net cash provided by operating activities                        2,630           1,943
                                                                  ------------    ------------

CASH FLOWS FROM INVESTMENT ACTIVITY:                              ------------    ------------
    Purchase of property and equipment                                    (418)            (45)
                                                                  ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from exercise of stock options                                  9             216
    Proceeds from the sale of preferred stock                            1,828              --
    Payments on notes payable to stockholders                           (1,000)             --
                                                                  ------------    ------------
      Net cash from financing activities                                   837             216
                                                                  ------------    ------------

Net increase in cash and cash equivalents                                3,049           2,114

Cash and cash equivalents at beginning of period                         1,804              13
                                                                  ------------    ------------

Cash and cash equivalents at end of period                        $      4,853    $      2,127
                                                                  ============    ============

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
     Deferred stock-based compensation                            $     12,193    $         22
                                                                  ============    ============
     Exercise of common stock options for notes receivable        $         --    $        216
                                                                  ============    ============

                 The accompanying notes are an integral part of
                     these condensed financial statements.

                         EMBARCADERO TECHNOLOGIES, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS


NOTE 1 - THE COMPANY AND BASIS OF PRESENTATION

     Embarcadero Technologies, Inc. (the "Company" or "Embarcadero"), a Delaware corporation, provides software products that enable organizations to build and manage e-business applications and their underlying databases.

     The accompanying unaudited condensed financial statements reflect all adjustments, which, in the opinion of the Company, are necessary for a fair presentation of the results for the interim period, presented. All such adjustments are normal recurring adjustments. These financial statements have been prepared in accordance with generally accepted accounting principles of interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

     The financial statements and related disclosures have been prepared with the presumption that users of the interim financial information have read or have access to the audited financial statements for the preceding fiscal year. Accordingly, these financial statements should be read in conjunction with the audited financial statements and the related notes thereto contained in the Company's Registration Statement on Form S-1 (Registration No. 333-30850) and the Company's Prospectus dated April 19, 2000.

     Operating results for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2000 or for any future period.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, or SFAS 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 133 establishes new standards of accounting and reporting for derivative instruments and hedging activities and will be adopted by the Company in the third quarter of 2001. SFAS 133 requires that all derivatives be recognized at fair value in the statement of financial position, and that the corresponding gains or losses be reported either in the statement of operations or as a component of comprehensive income, depending on the type of hedging relationship that exists. The Company does not currently hold derivative instruments or engage in hedging activities. The Company is currently evaluating the impact SFAS 133 will have on its financial position and results of operations.

     In December, 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin 101, or SAB 101, which summarizes the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. SAB 101 is effective in the second quarter of 2000. The Company does not expect SAB 101 to have a material effect on its financial position, results of operations or cash flow.

     In March 2000, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 44 "Accounting for Certain Transactions Involving Stock Compensation an interpretation of APB Opinion No. 25". This interpretation has provisions that are effective on staggered dates, some of which began after December 15, 1998 and others that become effective after June 30, 2000. The adoption of this interpretation did not and will not have a material impact on the financial statements.

NOTE 2 - RELATED-PARTY TRANSACTIONS

     During the three-month periods ended March 31, 2000 and 1999, the Company had software product and maintenance revenue from Embarcadero Europe Ltd (EEL) totaling $446,000 and $441,000, respectively, and reimbursed EEL for marketing and administrative expenses of $129,000 during the three months period ended March 31, 1999.

     The Company leases office space controlled by an individual who became a stockholder and employee of the Company in 1999. Total payments for rent were $30,000 and $0 during the three months ended March 31, 2000 and 1999, and respectively.

NOTE 3 - EARNINGS PER SHARE

     Basic earnings per share are computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities by including stock options in the weighted average number of common shares outstanding for a period, if dilutive.

     A reconciliation of the numerator and denominator used in the calculation of historical basic and diluted net income per share follows (in thousands, except per share data):

                                                                            Three months ended
                                                                       ----------------------------
                                                                                March 31,
                                                                                ---------
                                                                           2000            1999
                                                                       ------------    ------------
                                                                       (unaudited)     (unaudited)
Historical net income (loss) per share, basic and diluted:
    Numerator for net income (loss), basic and diluted                 $     (3,902)   $        243
                                                                       ------------    ------------

Denominator for basic earnings per share:
    Weighted average vested common shares outstanding                        21,218          18,278
                                                                       ------------    ------------

Net income (loss) per share basic                                      $      (0.18)   $       0.01
                                                                       ============    ============

Denominator for diluted earnings per share:
   Weighted average vested common shares outstanding                         21,218          18,278
   Effect of dilutive securities -
            Common stock options                                                 --           2,991
                                                                       ------------    ------------

   Weighted average common and common equivalent shares                      21,218          21,269
                                                                       ------------    ------------

Net income (loss) per share diluted                                    $      (0.18)   $       0.01
                                                                       ============    ============

Anti dilutive securities not included in net income (loss) per share
   calculation-common stock options                                           4,429              --
                                                                       ============    ============

In connection with the sale of 253,893 shares of Series A convertible preferred stock at a price below the deemed fair market value, the Company has recognized a non-cash charge (beneficial conversion feature) against earnings attributable to common stockholders of approximately $1.2 million in the quarter ended March 31, 2000

NOTE 4 - SEGMENT REPORTING

     The Company operates in one industry segment. The Company's geographic sales data based on customer destination is defined by region: North America, United Kingdom (U.K.) and Other. Sales in the U.K. are transacted by the Company's affiliated distributor, Embarcadero Europe Ltd. The affiliated distributor as well as other distributors handle regions outside the U.K. and North America.

     Revenue by geographic region was as follows (in thousands):

                                                 Three Months Ended
             GEOGRAPHIC REGION                        March 31,
                                                   2000         1999
                                               ------------  -----------
             North America                     $      7,346  $     1,914
             U.K.                                       446          441
             Other                                       91           83
                                               ------------  -----------
                                     Total     $      7,883  $     2,438
                                               ============  ===========

NOTE 5 - SUBSEQUENT EVENTS

     On April 19, 2000, the Company completed its initial public offering of common stock. As a part of the offering a total of 4,200,000 shares were sold at a price of $10.00 per share. The offering resulted in net proceeds to the Company of approximately $38.0 million, net of an underwriting discount and offering expenses.

     On May 2, 2000, the Company received an additional $5.6 million of net proceeds due to the underwriter's exercise of their option to purchase an additional 600,000 shares of the Company's common stock.

                         EMBARCADERO TECHNOLOGIES, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes included in this Form 10-Q, and with our management's discussion and analysis included in the Company's Registration Statement on Form S-1 (Registration No. 333-30850) filed with the Securities and Exchange Commission in connection with our initial public offering.

     This report contains forward-looking statements within the meaning of the federal securities laws that relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "intend," "potential" or "continue" or the negative of these terms or other comparable terminology. Such statements are only predictions. Risks and uncertainties and the occurrence of other events could cause actual results to differ materially from these predictions. The factors discussed below under "Factors That May Affect Future Results" should be considered carefully in evaluating Embarcadero and its business. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of these statements. We are under no duty to update any of the forward-looking statements after the date of this report or to conform these statements to actual results.

OVERVIEW

     We provide software products that enable organizations to build and manage e-business applications and their underlying databases.

     We derive all of our revenues from the sale of software licenses and related annual maintenance fees. License revenues are derived from our direct product sales to customers and sales through our distributors. Pricing of our software licenses varies by product and increases in proportion to the number of users for whom licenses are purchased as well as the number of database platforms supported. Maintenance revenues are derived from the sales of annual maintenance contracts related to the sale of our products, which include technical support and product upgrades. The pricing of maintenance contracts also varies by product and increases in proportion to the number of users for whom contracts are purchased. Annual maintenance contracts may be purchased separately by customers at their discretion.

     We generally recognize software license revenues upon shipment, provided that a signed contract exists, the fee is fixed and determinable and collection of the resulting receivable is probable. Revenues from software licenses sold through distributors are recognized under the same criteria because our distributors only purchase products to fulfill specific customer orders and do not hold any inventory of our products. We recognize maintenance revenues ratably over the period of the maintenance contract, which is typically one year. Payments for maintenance fees are generally made in advance and are non-refundable.

     We market our software and related maintenance services directly through our telesales and field sales organizations in the United States and Canada, and indirectly through our distribution partners worldwide, including Global Business Solutions, Global Connections and Multisystems, S.A. We intend to expand our international sales activities in an effort to increase revenues from foreign sales. To date, our primary international distributor has been our affiliate, Embarcadero Europe Ltd., which has distribution rights in Europe, the Middle East and Africa. We have recently entered into an agreement with JGC Information Systems Co., Ltd., a distributor covering Japan.

     All of our revenues are denominated in U.S. dollars, except those from Embarcadero Europe, the revenues of which are denominated in pounds sterling. Our business with Embarcadero Europe exposes us to currency fluctuations and currency transaction losses or gains, which are outside of our control. Historically, fluctuations in foreign currency exchange rates have not had a material effect on our business. We have not conducted any hedging transactions to reduce our risk to currency fluctuations, though we may do so as our revenues from Embarcadero Europe increase.

     In February 2000, we converted from an S corporation to a C corporation for income tax purposes, effective as of January 1, 2000. As an S corporation, we paid distributions to our S corporation stockholders in amounts generally consistent with their allocated share of taxable income.

RESULTS OF OPERATIONS

      The following table sets forth, for the period indicated, the percentage relationship of certain items from the Company's condensed statement of operations to total revenues:

                                                              Three Months Ended
                                                                   March 31,
                                                             2000             1999
                                                         ------------     ------------
Revenues:
     License                                                     70.9%            57.7%
     Maintenance                                                 29.1%            42.3%
                                                         ------------     ------------
         Total revenues                                         100.0%           100.0%
Cost of revenues
     License                                                      1.4%             3.7%
     Maintenance                                                  4.0%             4.4%
                                                         ------------     ------------
         Total cost of revenues                                   5.4%             8.1%
                                                         ------------     ------------
Gross profit                                                     94.6%            91.9%
Operating expenses:
     Research and development                                    21.8%            27.4%
     Sales and marketing                                         28.6%            42.4%
     General and administrative                                  10.9%             9.8%
     Amortization of deferred stock-based compensation           52.2%             1.2%
                                                         ------------     ------------
         Total operating expenses                               113.5%            80.8%
                                                         ------------     ------------

Income (loss) from operations                                   (18.9)%           11.1%
Interest income                                                   0.4%             0.7%
                                                         ------------     ------------

Income (loss) before income taxes                               (18.5)%           11.8%
Provision for income taxes                                      (14.9)%           (1.0)%
                                                         ------------     ------------
Income (loss) before share in affiliated company loss           (33.4)%           10.8%
                                                         ------------     ------------
Share in loss of affiliated company                              (0.6)%           (0.9)%
                                                         ============     ============
Net income (loss)                                               (34.0)%            9.9%
                                                         ============     ============

THREE MONTHS ENDED MARCH 31, 2000 AND MARCH 31, 1999

REVENUES

TOTAL REVENUES. Total revenues were $7.9 million and $2.4 million for the three months ended March 31, 2000 and 1999, respectively, representing an increase of 223.3% from 1999 to 2000.

LICENSE. License revenues were $5.6 million and $1.4 million for the three months ended March 31, 2000 and 1999, respectively, representing an increase of 297.3% from 1999 to 2000. The increase in license revenues was due to greater market acceptance of our products.

MAINTENANCE. Maintenance revenues were $2.3 million and $1.0 million for the three months ended March 31, 2000 and 1999, respectively, representing an increase of 122.6% from 1999 to 2000. The increase in maintenance revenues was due to an increase in the number licenses sold and increased maintenance renewals.

COST OF REVENUES

LICENSE. Cost of license consists primarily of product media and packaging, shipping fees, royalties and duplication services. Cost of license was $109,000 and $89,000 for the three months ended March 31, 2000 and 1999, respectively, representing an increase of 22.5% from 1999 to 2000. The increase in cost of license was due to increases in licenses sold. Cost of license represented 2.0% and 6.3% of license revenues in the respective periods. The decrease in cost of license as a percentage of sales was due to economies of scale for media, packaging and duplication services. The cost of license as a percentage of license revenues may vary in the future depending on the mix of internally developed versus externally licensed products and product components.

MAINTENANCE. Cost of maintenance consists of salaries and related costs for customer support personnel. Cost of maintenance was $313,000 and $108,000 for the three months ended March 31, 2000 and 1999, respectively, representing an increase of 189.8% from 1999 to 2000. The increase in cost of maintenance was due to an increase in the number of customer support personnel hired to service our expanding customer base. Cost of maintenance represented 13.6% and 10.5% of maintenance revenues in the respective periods. We expect the cost of maintenance to increase in future periods as we hire more support personnel.

OPERATING EXPENSES

RESEARCH AND DEVELOPMENT. Research and development expenses consist primarily of personnel and related expenses, including payroll, employee benefits, and equipment and software required to develop, test and enhance products. Research and development expenses were $1.7 million and $667,000 for the three months ended March 31, 2000 and 1999, respectively, representing an increase of 158.2% from 1999 to 2000. The increase in research and development expenses was due primarily to increases in the number of employees hired as software developers and associated increase in overhead allocation. Compensation and related expenses for research and development increased to $1.1 million from $234,000 for the same period in 1999. Research and development expenses represented 21.8% and 27.4% of total revenues for the three months ended March 31, 2000 and March 31, 1999. We expect research and development expenses to increase in future periods as additional development personnel are hired and as we expand our product development activities.

SALES AND MARKETING. Sales and marketing expenses consist primarily of salaries, commissions earned by sales personnel, recruiting costs, trade show, travel and other marketing communication costs, such as advertising and promotion. Sales and marketing expenses were $ 2.3 million and $ 1.0 million for the three months ended March 31, 2000 and 1999, respectively, representing an increase of 117.8% from 1999 to 2000. The increase in sales and marketing expenses from 1999 to 2000 was primarily due to increases in salaries and related expenses and increased advertising, marketing and trade shows expenses. Salaries and related expenses increased to $1.2 million from $544,000 for same period in 1999. Sales and marketing expenses represented
28.6% and 42.4% of total revenues in the respective periods. We plan to invest substantial resources to expand our selling efforts and to execute marketing programs that build the awareness and brand equity of our products. As a result, we expect sales and marketing expenses to increase in future periods.

GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of personnel and related expenses and costs related to our infrastructure expansion. General and administrative expenses were $856,000 and $238,000 for the three months ended March 31, 2000 and 1999, respectively, representing an increase of 259.7% from 1999 to 2000. The increase in general and administrative expenses from 1999 to 2000 was due primarily to an increase in salaries and related expenses which increased to $635,000 from $88,000 in the same period in 1999. General and administrative expenses represented 10.9% and 9.8% of total revenue in the respective periods. We expect total general and administrative expenses to increase as we expand our administrative staff and facilities to support larger operations.

AMORTIZATION OF DEFERRED STOCK COMPENSATION. As the deemed fair market value of our stock exceeded the exercise price of certain options granted, we recognized deferred compensation charges, which we are amortizing over the vesting periods of the options. The total amount of deferred compensation recorded from formation through March 31, 2000 is $26.6 million. The amortization expense was $4.1 million and $29,000 for the three months ended March 31, 2000 and March 31, 1999.

INTEREST INCOME. Interest income was $32,000 and $16,000 for the three months ended March 31, 2000 and March 31, 1999, representing an increase of 100% from 1999 to 2000. The increase resulted from an increase in our average cash balances.

PROVISION FOR INCOME TAXES. Provision for income taxes was $1.2 million and $24,000 for the three months ended March 31, 2000 and March 31, 1999. The effective income tax rate on income before amortization of deferred stock-based compensation was 43.6 % and 1.50% for the three months ended March 31, 2000 and March 31, 1999. The increase is due to the Company's conversion to a C corporation from an S corporation for income tax purposes effective January 1, 2000. Accordingly, we are now subject to regular federal and state income taxes.

SHARE IN LOSS OF AFFILIATED COMPANY. In September, 1998, we acquired a 44% interest in Embarcadero Europe Ltd., which became our affiliated distributor in the United Kingdom and Europe. Our share in the loss of Embarcadero Europe was $(50,000) and $(21,000) for the three months ended March 31, 2000 and March 31, 1999.

NET INCOME (LOSS). Net income (loss) for the three months ended March 31, 2000 and 1999 were ($2.7) million and $243,000, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     We have funded our business to date from cash generated by our operations. As of March 31, 2000, we had cash and cash equivalents of $4.9 million.

     Cash provided by operating activities was $2.6 million and $1.9 million for the three months ended March 31, 2000 and March 31, 1999. The increases were primarily due to increases in amortization of deferred stock-based compensation, deferred revenue resulting from additional maintenance contracts and accrued expenses, offset by increases in accounts receivable resulting from increased sales.

     Cash used in investing activities was $418,000 and $45,000 for the three months ended March 31, 2000 and March 31, 1999. Cash used in investing activities was for purchases of property and equipment in each period.

     Cash received from financing activities was $837,000 and $216,000 for the three months ended March 31, 2000 and March 31, 1999. The increase is due primarily to proceeds received from the sale of the Company's Series A preferred stock and the exercise of stock options.

     We have a $2,000,000 revolving credit facility with a bank that bears interest at the prime rate and expires on May 31, 2001. Our credit facility requires us to maintain various quarterly financial covenants including covenants related to our tangible net worth, working capital and total liabilities. We are in compliance with all of the financial covenants under the facility.

     We believe that our existing cash balances and cash equivalents and cash from operations will be sufficient to finance our operations through at least the next 12 months. If additional financing is needed, there can be no assurance that such financing will be available to us on commercially reasonable terms, or at all.

YEAR 2000 COMPLIANCE

     The year 2000 issue is the result of computer programs being written using two digits (rather than four) to define the applicable year. We believe that all of our material systems are substantially year 2000 compliant. To our knowledge, we have not experienced any significant problems as a result of year 2000 issues.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, or SFAS 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 133 establishes new standards of accounting and reporting for derivative instruments and hedging activities and will be adopted by the Company in the third quarter of 2001. SFAS 133 requires that all derivatives be recognized at fair value in the statement of financial position, and that the corresponding gains or losses be reported either in the statement of operations or as a component of comprehensive income, depending on the type of hedging relationship that exists. The Company does not currently hold derivative instruments or engage in hedging activities. The Company is currently evaluating the impact SFAS 133 will have on its financial position and results of operations.

     In December, 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin 101, or SAB 101, which summarizes the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. SAB 101 is effective in the second quarter of 2000. The Company does not expect SAB 101 to have a material effect on its financial position, results of operations or cash flow.

     In March 2000, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 44 "Accounting for Certain Transactions Involving Stock Compensation an interpretation of APB Opinion No. 25". This interpretation has provisions that are effective on staggered dates, some of which began after December 15, 1998 and others that become effective after June 30, 2000. The adoption of this interpretation did not and will not have a material impact on the financial statements.

                     FACTORS THAT MAY AFFECT FUTURE RESULTS

In addition to other information in this report, the following factors should be considered carefully in evaluating the Company.

OUR QUARTERLY OPERATING RESULTS MAY FLUCTUATE IN FUTURE PERIODS, AND, AS A RESULT, OUR STOCK PRICE MAY FLUCTUATE OR DECLINE.

     Our revenues and operating results may vary significantly from quarter to quarter due to a number of factors, including the factors discussed below under the captions "We expect to incur significant increases in our operating expenses in the foreseeable future, which may affect our profitability," "Acquisitions of companies or technologies may result in disruptions to our business", "We may lose market share and be required to reduce prices as a result of competition from existing competitors, independent software vendors and manufacturers of compatible software", "If we are not able to enhance our products to adapt to rapid technological change, our business will suffer" and also due to seasonal variations in orders for our products. Fluctuations in operating results are likely to cause corresponding volatility in our stock price, particularly if our operating results vary significantly from analysts' expectations.

IF SALES OF DBARTISAN FALL, OUR BUSINESS WILL SUFFER.

     A large portion of our revenues currently comes from sales of our DBArtisan product. In 1997, 1998, 1999, and for the three months ending March 31, 2000, DBArtisan accounted for approximately 66.5%, 56.3%, 48.3% and 49.1%, respectively, of our license revenues in North America. We expect that sales of DBArtisan will continue to represent a substantial portion of our license revenues for the foreseeable future. In addition, most of our customers initiate a relationship with Embarcadero by purchasing DBArtisan and it is a major source of customer loyalty and goodwill. If sales of DBArtisan fall significantly, our revenues and income may decline.

IF THE MEMBERS OF OUR MANAGEMENT TEAM ARE UNABLE TO WORK TOGETHER EFFECTIVELY, OUR BUSINESS WILL SUFFER.

     The members of our management team have not previously worked together, and we cannot be sure that they will be able to work together effectively as we expand our operations. Our management team has changed significantly in the past six months. Ellen Taylor joined us in October 1999 as our President and also succeeded Stephen Wong, our Chairman, as our Chief Executive Officer. Raj Sabhlok joined us in January 2000 as Senior Vice President of Finance and Corporate Development. Walter Scott joined us in January 2000 as Vice President of Sales. Susan Fleck joined us as our Vice President of Customer Care in February 2000. We intend to hire other executive officers in the near future. If these employees cannot work together effectively, our ability to manage and expand our business will suffer.

IF WE CANNOT EXPAND OUR OPERATIONS, OUR BUSINESS WILL SUFFER.

     We have recently experienced a period of significant expansion in our operations. This growth may strain our management, administrative, operational and financial infrastructure. To support our expanding operations, we have increased the number of our full-time employees from 33 as of December 31, 1997 to 57 as of December 31, 1998 to 105 as of December 31, 1999 and 141 as of March 31, 2000; we expect to hire additional employees in all areas to manage our expanding operations. Our ability to manage growth requires that we continue to improve our operational, financial and management controls and procedures. If we are unable to manage this growth effectively, our rate of growth and our income may decline.

WE EXPECT TO INCUR SIGNIFICANT INCREASES IN OUR OPERATING EXPENSES IN THE FORESEEABLE FUTURE, WHICH MAY AFFECT OUR PROFITABILITY.

     We intend to substantially increase our operating expenses for the foreseeable future as we increase our sales and marketing, research and development activities and customer support operations. In connection with these expanded operations, we will need to significantly increase our revenues in order to maintain profitability. However, these increased expenses will be incurred before we realize increased revenues, if any, related to this spending. If we do not significantly increase revenues from these efforts, our profitability may decline.

THE PLANNED EXPANSION OF OUR INTERNATIONAL OPERATIONS EXPOSES US TO RISKS.

     One aspect of our growth strategy is to expand our international operations. As a result, we could face a number of risks from our international operations, including:

- staffing and managing foreign operations;

- increased financial accounting and reporting complexities;

- potentially adverse tax consequences;

- the loss of revenues resulting from currency fluctuations;

- compliance with a wide variety of complex foreign laws and treaties;

- reduced protection for intellectual property rights in some countries; and

- licenses, tariffs and other trade barriers.

     The expansion of our international operations may require significant management attention and financial resources and may place burdens on our management, administrative, operational and financial infrastructure. Our possible investments in establishing facilities in other countries may not produce desired levels of revenue or profitability.

OUR PROPRIETARY RIGHTS MAY BE INADEQUATELY PROTECTED AND INFRINGEMENT CLAIMS OR INDEPENDENT DEVELOPMENT OF COMPETING TECHNOLOGIES COULD HARM OUR COMPETITIVE POSITION.

     We rely on copyright and trademark laws, trade secrets, confidentiality procedures and contractual provisions to establish and protect our proprietary rights. We also enter into confidentiality agreements with employees and consultants and attempt to restrict access to proprietary information on a need-to-know basis. Despite such precautions, unauthorized third parties may be able to copy aspects of our products or obtain and use information that we consider as proprietary.

     We license our software products primarily under shrink-wrap licenses included as part of product packaging. Shrink-wrap licenses are not negotiated with or signed by individual licensees and purport to take effect upon the opening of the product package or downloading of the product from the Internet. These measures afford only limited protection. Policing unauthorized use of our products is difficult and we are unable to determine the extent to which piracy of our software exists. In addition, the laws of some foreign countries do not protect our proprietary rights as well as United States laws.

     We may have to enter into litigation to enforce our intellectual property rights or to determine the validity and scope of the proprietary rights of others with respect to our rights. Litigation is generally very expensive and can divert the attention of management from daily operations. Accordingly, any intellectual property litigation could disrupt our operations and materially adversely affect our operating results.

     We are not aware of any case in which we are infringing the proprietary rights of others. However, third parties may bring infringement claims against us. Any such claim is likely to be time consuming and costly to defend, could cause product delays and could force us to enter into unfavorable royalty or license agreements with third parties. A successful infringement claim against us could require us to enter into a license or royalty agreement with the claimant or develop alternative technology. However, we may not be able to negotiate favorable license or royalty agreements, if any, in connection with such claims and we may fail to develop alternative technology on a timely basis. Accordingly, a successful product infringement claim against us could materially adversely affect our business and operating results.

OUR BUSINESS WILL SUFFER IF OUR SOFTWARE CONTAINS UNDETECTED ERRORS.

     Errors may be found in current versions, new versions or enhancements of our products after we make commercial shipments. We could face possible claims and higher development costs if our software contains undetected errors or if we otherwise fail to meet our customers' expectations. These risks may result in:

- loss of revenues, market share or customers;

- reputational harm;

- diversion of resources;

- increased service and warranty costs;

- legal actions by customers against us; and

- increased insurance costs.

ACQUISITIONS OF COMPANIES OR TECHNOLOGIES MAY RESULT IN DISRUPTIONS TO OUR BUSINESS.

     We plan to make strategic acquisitions of companies, products or technologies as necessary in order to implement our business strategy. If we are unable to fully integrate acquired businesses, products or technologies with our existing operations, we may not receive the intended benefits of such acquisitions. In addition, acquisitions may subject us to unanticipated liabilities or risks. Any acquisition may temporarily disrupt our operations and divert management's attention from day-to-day operations.

     We may incur debt or issue equity securities to finance future acquisitions. The issuance of equity securities for any acquisition could be substantially dilutive to our stockholders. In addition, our profitability may suffer due to acquisition-related expenses or amortization costs for acquired goodwill and other intangible assets.

IF WE ARE NOT ABLE TO ENHANCE OUR PRODUCTS TO ADAPT TO RAPID TECHNOLOGICAL CHANGE, OUR BUSINESS WILL SUFFER.

     The market for our products is characterized by rapid technological change, frequent product introductions and enhancements, uncertain product life cycles and changes in customer demands and industry standards. Our success depends on our ability to continue to enhance our current products and to introduce new products that keep pace with technological developments and satisfy increasingly complicated customer requirements. However, due to the nature of computing environments and the performance demanded by customers for database management software, new products and product enhancements could require longer development and testing periods than anticipated.

     The introduction of new technologies and the emergence of new industry standards may render our existing products obsolete and unmarketable. Delays in the general availability of new releases or problems in the installation or implementation of new releases could materially adversely affect our business and operating results. We may not be successful in developing and marketing, on a timely and cost-effective basis, new products or new product enhancements that respond to technological change, evolving industry standards or customer requirements, or in achieving market acceptance for our products and product enhancements.

IF WE ARE NOT ABLE TO ATTRACT AND RETAIN QUALIFIED PERSONNEL, OUR BUSINESS WILL NOT BE ABLE TO GROW.

     Our success depends on the continued service of our executive officers and other key administrative, sales and marketing and support personnel, many of whom, including our President and Chief Executive Officer, Senior Vice President of Finance and Corporate Development, Vice President of Sales, and Vice President of Customer Care have recently joined our company. We intend to hire a significant number of additional sales, marketing, administrative and research and development personnel over the next several months. Our business will not be able to grow if we cannot attract and retain qualified personnel. Competition for qualified employees is intense and we may not be able to attract, assimilate or retain highly qualified personnel in the future. There has in the past been and there may in the future be a shortage of personnel that possess the technical background necessary to sell, support and develop our products effectively. Some of our current employees and those that we seek to hire may be subject to non-competition or non-solicitation covenants that could further limit our ability to attract or retain qualified personnel.

WE MAY LOSE MARKET SHARE AND BE REQUIRED TO REDUCE PRICES AS A RESULT OF COMPETITION FROM OUR EXISTING COMPETITORS, INDEPENDENT SOFTWARE VENDORS AND MANUFACTURERS OF COMPATIBLE SOFTWARE.

     The market for our products is highly competitive, dynamic and subject to rapidly changing technology. We compete primarily against other providers of database management utilities, which include Computer Associates, Quest Software and other independent software vendors.

     Our products also compete with products offered by the manufacturers of the database software with which they are compatible, including Oracle, Microsoft and IBM. Some of these competing products are provided at no charge to their customers. We expect that companies such as Oracle, Microsoft and IBM will continue to develop and incorporate into their products applications which compete with our products and may take advantage of their substantial technical, financial, marketing and distribution resources in those efforts. We may not be able to compete effectively with such products, which would materially adversely affect our business and operating results.

     We presently compete on numerous factors, including product functionality and heterogeneity, reliability, ease-of-use, performance, scalability, time to market, customer support and total cost of ownership. We believe that we currently compete favorably overall. However, the market for our products is dynamic and we may not compete successfully in the future with respect to these factors.

     Many of our competitors have longer operating histories, substantially greater financial, technical, marketing and other resources, and greater name recognition than we do. They also may be able to respond more quickly than we can to changes in technology or customer requirements. Competition could seriously impede our ability to sell additional products on acceptable terms. Our competitors may:

- develop and market new technologies that render our products obsolete, unmarketable or otherwise less competitive;

- make strategic acquisitions or establish cooperative relationships among themselves or with other companies, thereby enhancing the functionality of their products or increasing their operating margins; or

- establish or strengthen cooperative relationships with channel or strategic partners which limit our ability to sell or to co-market products through these channels.

Competitive pressures could reduce our market share or require us to reduce our prices, either of which would materially adversely affect our business and operating results.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

FOREIGN EXCHANGE RISK

     Currently, the majority of our sales and expenses are denominated in U.S. dollars and, as a result, we have not experienced significant foreign gains or losses to date.

     As sales to our affiliated distributor, Embarcadero Europe, Ltd., increase, we will be exposed to greater volatility in fluctuations of the pound sterling. In the event we acquire the remaining interest in Embarcadero Europe, we will be exposed to volatility in fluctuations of other currencies as well. To date, we have not used hedging contracts to hedge our foreign-currency fluctuation risks. We will assess the need to utilize financial instruments to hedge currency exposures on an ongoing basis. We also do not use derivative financial instruments for speculative trading purposes.

                                     PART II
                                OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

None

ITEM 2: CHANGES IN SECURITIES AND USE OF PROCEEDS

(a) SALES OF UNREGISTERED SECURITIES. During the three months ended March 31, 2000, following the exercise of options to purchase shares of Common Stock that had been granted under the Company's 1993 Stock Option Plan by six individuals, the Company issued an aggregate of 91,032 shares of Common Stock for an aggregate purchase price of $8,552. All sales of Common Stock made by the Company pursuant to the exercise of stock options were made pursuant to the exemption from the registration requirements of the Securities Act afforded by Rule 701 promulgated under the Securities Act.

(b) SERIES A CONVERTIBLE PREFERRED STOCK. In February 2000, the Company sold 253,893 shares of Series A convertible preferred stock for proceeds of approximately $1,828,030. The holders of Series A convertible preferred stock have certain rights and preferences including voting rights, dividends, liquidation and conversion. Shares of Series A convertible preferred stock automatically convert into common shares upon the closing of the initial public offering of the Company's common stock. The conversion ratio of the series A convertible preferred stock as of March 31, 2000 is 1:1.

(c) USE OF PROCEEDS FROM SALES OF REGISTERED SECURITIES. On April 26, 2000, the Company completed an initial public offering of its Common Stock, $.0001 par value. The managing underwriters in the offering were Donaldson, Lufkin & Jenrette, U.S. Bancorp Piper Jaffray, Wit Soundview and DLJ Direct, Inc (the "Underwriters"). The shares of Common Stock sold in the Offering were registered under the Securities Act of 1933, as amended, on Registration Statements on Form S-1 (collectively "Registration Statement") (Reg. No. 333-30850 and 333-35190) that was declared effective by the SEC on April 19, 2000. The offering commenced on April 19, 2000 after all 4,200,000 shares of Common Stock registered under the Registration Statement were sold at a price of $10.00 per share. The Underwriters also exercised an overallotment option of 600,000 shares on May 2, 2000. All 600,000 overallotment shares were sold at a price of $10.00 per share. The aggregate price of the offering amount registered was $48,000,000. In connection with the offering, the Company paid an aggregate of $3,360,000 in underwriting discounts and commissions to the Underwriters. In addition, the following table sets forth the approximate expenses incurred in connection with the offering, other than underwriting discounts and commissions.

SEC registration fee                                     $ 25,000
NASD filing fee                                            10,000
Nasdaq National Market listing fee                         96,000
Printing and engraving expenses                           300,000
Legal fees and expenses                                   300,000
Accounting fees and expenses                              300,000
Transfer Agent fees                                         3,000
Miscellaneous                                              60,000
                                                       ----------
                                                 Total $1,094,000
                                                       ==========

After deducting the underwriting discounts and commissions and the estimated offering expenses described above, the Company received net proceeds from the offering of approximately $43,546,000. Currently, the Company has used its existing cash balances to fund the general operations of the Company. None of the Company's net proceeds of the offering has been used. None of the net proceeds has or will be paid directly or indirectly to any director, officer, general partner of the Company or their associates, persons owning 10% or more of any class of equity securities of the Company, or an affiliate of the Company.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
None



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None



ITEM 5.  OTHER INFORMATION




ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits:
              None

         (b)  Reports on Form 8-K
              None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Embarcadero Technologies, Inc.

By:
         --------------------------------
         Raj Sabhlok
         Senior Vice President of Finance

Date:    May 15, 2000