Form 10-Q
period 2000-06-30
EMBARCADERO TECHNOLOGIES INC
filed 2000-08-14
CIK 1107112

                                  United States

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q



/X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended June 30, 2000.

/ /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the transition period from ____________to ________________



                         EMBARCADERO TECHNOLOGIES, INC.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


           DELAWARE                                       68-0310015
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)


                          425 MARKET STREET, SUITE 425
                             SAN FRANCISCO, CA 94105
                                 (415) 834-3131
                    (Address of principal executive offices)


         Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

The number of shares outstanding of the Registrant's Common Stock as of July 31, 2000 was 26,343,742.

                         EMBARCADERO TECHNOLOGIES, INC.
                                      INDEX


PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS
           Condensed balance sheets as of June 30, 2000 (unaudited) and
           December 31, 1999                                                 3

           Condensed statements of operations for the three months and
           six months ended June 30, 2000 and June 30, 1999 (unaudited)      4

           Condensed statements of cash flows for the six months ended
           June 30, 2000 and June 30, 1999 (unaudited)                       5

           Notes to condensed financial statements                           6


ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS                               8

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES
           ABOUT MARKET RISK                                                16


PART II.   OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS                                                17

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS                        17

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES                                  17

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS              17

ITEM 5.    OTHER INFORMATION                                                18

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K                                 18


SIGNATURE                                                                   19

                                    PART I
                             FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         EMBARCADERO TECHNOLOGIES, INC.
                            CONDENSED BALANCE SHEETS
                                 (in thousands)

                                                              JUNE 30,      DECEMBER 31,
                                                                2000            1999
                                                            ------------    ------------
                                                            (UNAUDITED)
                                     ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                 $     50,739    $      1,804
  Trade accounts receivable, net                                   3,278           2,834
  Related party accounts receivable                                1,433             696
  Prepaid and other current assets                                   487             310
  Deferred tax assets                                                244              --
                                                            ------------    ------------
         Total current assets                                     56,181           5,644

Property and equipment, net                                        1,596             958
Other assets                                                       1,074              46
                                                            ------------    ------------

Total assets                                                $     58,851    $      6,648
                                                            ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable and accrued liabilities                  $      2,854    $        806
  Deferred revenue                                                 5,892           4,094
  Notes payable to stockholders                                       --           1,000
  Deferred tax liabilities                                           518              --
                                                            ------------    ------------
         Total current liabilities                                 9,264           5,900


STOCKHOLDERS' EQUITY:
   Common stock                                                       26              21
   Additional paid-in capital                                     62,932          14,642
   Deferred stock-based compensation                             (10,667)        (10,049)
   Accumulated deficit                                            (2,704)         (3,866)
                                                            ------------    ------------
         Total stockholders' equity                               49,587             748
                                                            ------------    ------------

Total liabilities and stockholders' equity                  $     58,851    $      6,648
                                                            ============    ============

The accompanying notes are an integral part of these condensed financial statements.

                         EMBARCADERO TECHNOLOGIES, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (unaudited)

                                                                                   Three Months Ended     Six Months Ended
                                                                                         June 30,             June 30,
                                                                                     2000       1999       2000       1999
                                                                                   --------   --------   --------   --------
REVENUES:
     License                                                                       $  6,336   $  3,163   $ 11,922   $  4,569
     Maintenance                                                                      2,744      1,219      5,041      2,251
                                                                                   --------   --------   --------   --------
         Total Revenues                                                               9,080      4,382     16,963      6,820
COST OF REVENUES:
     License                                                                            186        102        295        191
     Maintenance (exclusive of non-cash compensation expense of $2 and $10 for          287        129        600        237
     the three months ended June 30, 1999 and 2000, respectively and $4 and $22 for the six months ended June 30, 1999 and 2000, respectively)
                                                                                   --------   --------   --------   --------
         Total cost of revenues                                                         473        231        895        428
                                                                                   --------   --------   --------   --------
Gross profit                                                                          8,607      4,151     16,068      6,392
OPERATING EXPENSES:
     Sales and marketing (exclusive of non-cash compensation expense of $7 and        2,856      1,207      5,110      2,242
     $914 for the three months ended June 30, 1999 and 2000, respectively and $16 and $2,105 for the six months ended June 30, 1999 and 2000, respectively)

     Research and development (exclusive of non-cash compensation expense of          2,128        936      3,850      1,603
     $65 and $94 for the three months ended June 30, 1999 and 2000, respectively and $82 and $203 for the six months ended June 30, 1999 and
     2000, respectively)

     General and administrative (exclusive of non-cash compensation expense of          717        277      1,573        515
     $390 and $1,013 for the three months ended June 30, 1999 and 2000, respectively and $391 and $3,819 for the six months ended June 30, 1999 and 2000, respectively)

     Amortization of deferred stock-based compensation                                2,031        464      6,149        493
                                                                                   --------   --------   --------   --------

      Total operating expenses                                                        7,732      2,884     16,682      4,853
                                                                                   --------   --------   --------   --------

Income (loss) from operations                                                           875      1,267       (614)     1,539
Interest income                                                                         498         16        530         32
                                                                                   --------   --------   --------   --------
Income (loss) before income taxes                                                     1,373      1,283        (84)     1,571
Provision for income taxes                                                           (1,278)       (24)    (2,455)       (48)
                                                                                   --------   --------   --------   --------
Income (loss) before share in affiliated company loss                                    95      1,259     (2,539)     1,523
Share in loss of affiliated company                                                    (115)       (23)      (165)       (44)
                                                                                   --------   --------   --------   --------
Net income (loss)                                                                       (20)     1,236     (2,704)     1,479
Deemed preferred stock dividend                                                          --         --     (1,218)        --
                                                                                   --------   --------   --------   --------
Net income (loss) available to common stockholders                                 $    (20)  $  1,236   $ (3,922)  $  1,479
                                                                                   ========   ========   ========   ========


BASIC AND DILUTED NET INCOME (LOSS) PER SHARE AVAILABLE
    TO COMMON STOCKHOLDERS:                                                        $   0.00   $   0.06   ($  0.17)  $   0.07
                                                                                   ========   ========   ========   ========


WEIGHTED AVERAGE SHARES USED IN COMPUTATION OF NET INCOME (LOSS) PER SHARE
    AVAILABLE TO COMMON STOCKHOLDERS:
    Basic                                                                            25,181     21,161     23,200     19,743
                                                                                   ========   ========   ========   ========

    Diluted                                                                          25,181     21,302     23,200     21,262
                                                                                   ========   ========   ========   ========

The accompanying notes are an integral part of these condensed financial statements.

                         EMBARCADERO TECHNOLOGIES, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                       SIX MONTHS ENDED JUNE 30,
                                                                          2000           1999
                                                                      ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                     $     (2,704)  $      1,479
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
  Depreciation and amortization                                                256             32
  Amortization of deferred stock-based compensation                          6,149            493
  Loss on disposal of property and equipment                                    19             16
  Share in loss of affiliated company                                          165             44
  Deferred tax asset                                                           274             --
  Changes in assets and liabilities:
   Trade accounts receivable                                                (1,181)          (570)
   Prepaid and other current expenses                                         (177)           207
   Accounts payable and accrued liabilities                                  1,883            401
   Deferred revenue                                                          1,798          1,711
   Other long-term assets                                                   (1,028)           (27)
                                                                      ------------   ------------
    Net cash provided by operating activities                                5,454          3,786
                                                                      ------------   ------------

CASH FLOWS FROM INVESTMENT ACTIVITY:
                                                                      ------------   ------------
  Purchase of property and equipment                                          (913)           (62)
                                                                      ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from the sale of common stock                                    43,557             --
  Proceeds from the exercise of stock options                                    9            216
  Proceeds from the sale of preferred stock                                  1,828             --
  Distributions to stockholders                                                 --         (2,200)
  Repayments on notes payable to stockholders                               (1,000)            --
                                                                      ------------   ------------
    Net cash from financing activities                                      44,394         (1,984)
                                                                      ------------   ------------

Net increase in cash and cash equivalents                                   48,935          1,740

Cash and cash equivalents at beginning of period                             1,804             13
                                                                      ------------   ------------

Cash and cash equivalents at end of period                                  50,739   $      1,753
                                                                      ============   ============

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
     Deferred stock-based compensation                                $      6,767   $      6,056
                                                                      ============   ============
     Exercise of common stock options for notes receivable            $         --   $        216
                                                                      ============   ============
     Conversion of preferred stock to common stock                    $      1,828   $         --
                                                                      ============   ============


The accompanying notes are an integral part of these condensed financial statements.

                          EMBARCADERO TECHNOLOGIES INC.
                      NOTES TO CONDENSED FINANCIAL STATEMENTS


NOTE 1 - THE COMPANY AND BASIS OF PRESENTATION

       Embarcadero Technologies, Inc., a Delaware corporation, (the "Company" or "Embarcadero") provides software products that enable organizations to build, optimize, and manage e-business applications and their underlying databases.

       The accompanying unaudited condensed financial statements reflect all adjustments, which, in the opinion of the Company, are necessary for a fair presentation of the results for the interim period presented. All such adjustments are normal recurring adjustments. These financial statements have been prepared in accordance with generally accepted accounting principles and the applicable rules of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The balance sheet at December 31, 1999 was derived from audited financial statements; however, it does not include all disclosures required by generally accepted accounting principles.

       The financial statements and related disclosures have been prepared with the presumption that users of the interim financial information have read or have access to the audited financial statements for the preceding fiscal year. Accordingly, these financial statements should be read in conjunction with the audited financial statements and the related notes thereto contained in the Company's Registration Statement on Form S-1 and the Company's Prospectus dated April 19, 2000.

       Operating results for the three months and six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2000 or for any future period. Further, the preparation of condensed, interim financial statements requires management to make estimates and assumptions that affect the recorded amounts reported therein. A change in facts and circumstances surrounding the estimates could result in a change to the estimates and impact future operating results.

RECENT ACCOUNTING PRONOUNCEMENTS

       In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, or SFAS 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 133 establishes new standards of accounting and reporting for derivative instruments and hedging activities and will be adopted by the Company in 2001. SFAS 133 requires that all derivatives be recognized at fair value in the statement of financial position, and that the corresponding gains or losses be reported either in the statement of operations or as a component of comprehensive income, depending on the type of hedging relationship that exists. The Company does not currently hold derivative instruments or engage in hedging activities. The Company is currently evaluating the impact SFAS 133 will have on its financial position and results of operations.

       In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin 101, or SAB 101, which summarizes the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. SAB 101 is effective in the fourth quarter of 2000. The Company is currently evaluating the impact SAB 101 will have on its financial position, results of operations or cash flow.

       In March 2000, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 44 "Accounting for Certain Transactions Involving Stock Compensation and interpretation of APB Opinion No. 25". This interpretation has provisions that are effective on staggered dates, some of which began after December 15, 1998 and others that become effective after June 30, 2000. The adoption of this interpretation did not and will not have a material impact on the financial statements.


NOTE 2 - RELATED-PARTY TRANSACTIONS

       During the three-month and the six-month periods ended June 30, 2000 and 1999, the Company had software product and maintenance revenue from Embarcadero Europe Limited (EEL) totaling $707,000 and $517,000, and $1.2 million and $958,000 respectively, and reimbursed EEL for marketing and administrative expenses of $0 and $129,000 and $0 and $258,000 for the three and six month periods ended June 30, 2000 and 1999, respectively.

       The Company leases office space controlled by an individual who became a stockholder and employee of the Company in 1999. Total payments for rent were $60,000 and $0 during the six months ended June 30, 2000 and 1999, respectively.


NOTE 3 - EARNINGS PER SHARE

       Basic earnings per share are computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities by including stock options in the weighted average number of common shares outstanding for a period, if dilutive.

       A reconciliation of the numerator and denominator used in the calculation of historical basic and diluted net income (loss) per share follows (in thousands, except per share data):

                                                              Three months ended                  Six months ended
                                                                     June 30,                           June 30,
                                                               2000              1999             2000               1999
                                                               ----              ----             ----               ----
                                                            (unaudited)      (unaudited)       (unaudited)       (unaudited)
Historical net income (loss) per share available to
  common stockholders, basic and diluted:
   Numerator for net income (loss), basic and diluted          $      (20)       $     1,236    $     (3,922)     $    1,479
                                                          -------------------------------------------------------------------

Denominator for basic earnings per share:
   Weighted average vested common shares outstanding               25,181             21,161          23,200          19,743
                                                          -------------------------------------------------------------------

Net income (loss) per share available to common
   stockholders, basic                                         $     0.00        $      0.06    $     (0.17)      $     0.07
                                                          ===================================================================

Denominator for diluted earnings per share:
   Weighted average vested common shares outstanding               25,181             21,161          23,200          19,743
   Effect of dilutive securities -
      common stock options                                              -                141               -           1,518
                                                          -------------------------------------------------------------------

   Weighted average common and common equivalent shares            25,181             21,302          23,200          21,262
                                                          -------------------------------------------------------------------

Net income (loss) per share available to common
   stockholders, diluted                                       $     0.00        $      0.06    $      (0.17)     $     0.07
                                                          ===================================================================
Anti dilutive securities not included in net income
(loss) per share calculation-common stock options                   3,660                 --           3,660              --
                                                          ===================================================================



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

     Revenue by geographic region was as follows (in thousands):

         GEOGRAPHIC REGION                                     Six Months Ended
         ------------------                                         June 30,
                                                              2000           1999
                                                         --------------  -------------
                                                         (unaudited)     (unaudited)
         North America                                   $       15,437  $       5,756
         U.K.                                                     1,153            890
         Other                                                      373            174
                                                         --------------  -------------
            Total                                        $       16,963  $       6,820
                                                         ==============  =============

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


OVERVIEW

       We provide software products that enable organizations to build, optimize, and manage e-business applications and their underlying databases.

       We derive all of our revenues from the sale of software licenses and related annual maintenance fees. License revenues are derived from our direct product sales to customers and sales through our distributors. Pricing of our software licenses is on the number of users of our products and the number of database platforms supported. Maintenance revenues are derived from the sales of annual maintenance contracts related to the sale of our products, which include technical support and product upgrades. Annual maintenance contracts may be purchased separately by customers at their discretion.

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

       We market our software and related maintenance services directly through our telesales and field sales organizations in the United States and Canada, and indirectly through our distribution partners worldwide, including Global Business Solutions, Global Connections and Multisystems, S.A. and JGC information Systems Co., Ltd. We intend to expand our international sales activities in an effort to increase revenues from foreign sales. To date, our primary international distributor has been our affiliate, Embarcadero Europe Ltd., which has distribution rights in Europe, the Middle East and Africa.

       All of our revenues are denominated in U.S. dollars, except those from Embarcadero Europe, the revenues of which are denominated in pounds sterling. Our business with Embarcadero Europe exposes us to currency fluctuations and currency transaction losses or gains, which are outside of our control. Historically, fluctuations in foreign currency exchange rates have not had a material effect on our business. We have not conducted any hedging transaction to reduce our risk to currency fluctuations, though we may do so as our revenues from Embarcadero Europe increase.

RESULTS OF OPERATIONS

       The following table sets forth, for the period indicated, the percentage relationship of certain items from the Company's condensed statement of operations to total revenues:

                                                             Three Months Ended                Six Months Ended
                                                                    June 30,                        June 30,
                                                            2000            1999           2000           1999
                                                            ----            ----           ----           ----
Revenues:
     License                                                   69.78%          72.18%          70.28%          66.99%
     Maintenance                                               30.22%          27.82%          29.72%          33.01%
                                                        ------------    ------------    ------------    ------------
         Total revenues                                        100.0%          100.0%          100.0%          100.0%
Cost of revenues
     License                                                    2.05%           2.33%           1.74%           2.80%
     Maintenance                                                3.16%           2.94%           3.54%           3.48%
                                                        ------------    ------------    ------------    ------------
         Total cost of revenues                                 5.21%           5.27%           5.28%           6.28%
                                                        ------------    ------------    ------------    ------------
Gross profit                                                   94.79%          94.73%          94.72%          93.72%
Operating expenses:
     Sales and Marketing                                       31.45%          27.54%          30.12%          32.87%
     Research and development                                  23.44%          21.36%          22.70%          23.50%
     General and administrative                                 7.90%           6.32%           9.27%           7.55%
     Amortization of deferred stock-based compensation         22.37%          10.59%          36.25%           7.23%
                                                        ------------    ------------    ------------    ------------
         Total operating expenses                              85.16%          65.81%          98.34%          71.15%
                                                        ------------    ------------    ------------    ------------

Income (loss) from operations                                   9.63%          28.91%         (3.62)%          22.57%
Interest income                                                 5.48%           0.37%           3.12%           0.47%
                                                        ------------    ------------    ------------    ------------

Income (loss) before income taxes                              15.11%          29.28%         (0.50)%          23.04%
Provision for income taxes                                   (14.07)%         (0.55)%        (14.47)%         (0.70)%
                                                        ------------    ------------    ------------    ------------
Income (loss) before share in affiliated company loss           1.04%          28.73%         (14.97%)         22.34%
Share in loss of affiliated company                           (1.27)%         (0.52)%         (0.97)%         (0.65)%
                                                        ------------    ------------    ------------    ------------
Net Income (loss)                                             (0.23)%         28.21%         (15.94)%         21.69%
Deemed preferred stock dividend                                   --              --          (7.18)%            --
                                                        ------------    ------------    ------------    ------------
Net income (loss) available to common stockholders            (0.23)%         28.21%         (23.12)%          21.69%
                                                        ============    ============    ============    ============

                         EMBARCADERO TECHNOLOGIES, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS


THREE AND SIX MONTHS ENDED JUNE 30, 2000 AND JUNE 30, 1999

REVENUES

TOTAL REVENUES. Total revenues were $9.1 million and $17.0 million for the second quarter and first six months of 2000, respectively, which represented increases of 107.2% and 148.7% when compared to corresponding periods of 1999.

LICENSE. License revenues were $6.3 million and $11.9 million for the second quarter and first six months of 2000, respectively, which represented increases of 100.3% and 160.9% when compared to corresponding periods of 1999. The increase in license revenues was due to greater market acceptance of our products and an increase in overall sales staff.

MAINTENANCE. Maintenance revenues were $2.7 million and $5.0 million for the second quarter and first six months of 2000, respectively, which represented increases of 125.1% and 123.9% when compared to corresponding periods of 1999. The increase in maintenance revenues was due to an increase in the number licenses sold and increased maintenance renewals.

COST OF REVENUES

LICENSE. Cost of license consists primarily of product media and packaging, shipping fees, royalties and duplication services. Cost of license was $186,000 and $295,000 for the second quarter and first six months of 2000, respectively, which represented increases of 82.4% and 54.3% when compared to corresponding periods of 1999. The increase in cost of license was due to increases in licenses sold. Cost of license represented 2.9% and 2.4% of license revenues in the respective periods. The decrease in cost of license was due to the better purchasing economies of scale for media, packaging and duplication services. The cost of license as a percentage of license revenues may vary in the future depending on the mix of internally developed versus externally licensed products and product components.

MAINTENANCE. Cost of maintenance consists of salaries and related costs for customer support personnel. Cost of maintenance was $287,000 and $600,000 for the second quarter and first six months of 2000, respectively, which represented increases of 122.5% and 153.2% when compared to corresponding periods of 1999. The increase in cost of maintenance was due to an increase in the number of customer support personnel hired to service our expanding customer base. Cost of maintenance represented 10.5% and 11.9% of maintenance revenues in the respective periods. We expect the cost of maintenance to increase in future periods as we hire more support personnel.

OPERATING EXPENSES

SALES AND MARKETING. Sales and marketing expenses consist primarily of salaries, commissions earned by sales personnel, recruiting costs, trade shows, travel and other marketing communication costs, such as advertising and promotion. Sales and marketing expenses were $2.9 million and $5.1 million for the second quarter and first six months of 2000, respectively, which represented increases of 136.6% and 127.9% when compared to corresponding periods of 1999. The increase in sales and marketing expenses from 1999 to 2000 was primarily due to increases in salaries and related expenses and in increased advertising, marketing and trade shows expenses. As a percentage of total revenues, sales and marketing expenses rose from 27.5% in the second quarter of 1999 to 31.5% for the second quarter of 2000 and decreased slightly from 32.8% for the first six months of 1999 to 30.1% for the first six months of 2000 due to an increase in total revenue. We plan to invest substantial resources to expand our selling efforts and to execute marketing programs that build the awareness and brand equity of our products. As a result, we expect sales and marketing expenses to increase in future periods.

RESEARCH AND DEVELOPMENT. Research and development expenses consist primarily of personnel and related expenses, including payroll, employee benefits, and equipment and software required to develop, test and enhance products. Research and development expenses were $2.1 million and $3.8 million for the second quarter and first six months of 2000, respectively, which represented increases of 127.4% and 140.2% when compared to corresponding periods of 1999. The increase in research and development expenses was due primarily to increases in the number of employees hired as software developers in our research and development organization and associated increase in overhead allocation. As a percentage of total revenues, research and development expenses rose from 21.4% in the second quarter of 1999 to 23.4% for the second quarter of 2000 and decreased slightly from 23.5% for the first six months of 1999 to 22.7% for the first six months of 2000 due to increased revenue. We expect research and development expenses to increase in future periods as additional development personnel are hired and as we expand our product development activities.


GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of personnel and related expenses and costs related to our infrastructure expansion. General and administrative expenses were $ 717,000 and $1.6 million for the second quarter and first six months of 2000, respectively, which represented increases of 158.8% and 205.4% when compared to corresponding periods of 1999. The increase in general and administrative expenses from 1999 to 2000 was due to an increase in salaries and related expenses. As a percentage of total revenues, general and administrative expenses rose from 6.3% in the second quarter of 1999 to 7.9% for the second quarter of 2000 and from 7.6% for the first six months of 1999 to 9.3% for the first six months of 2000. We expect total general and administrative expenses to increase as we expand our administrative staff and facilities to support larger operations.

AMORTIZATION OF DEFERRED STOCK COMPENSATION. As the deemed fair market value of our stock exceeded the exercise price of certain options granted, we recognized deferred compensation charges, which we are amortizing over the vesting periods of the options. The total amount of deferred compensation recorded from formation through June 30, 2000 is $21.2 million. The amortization expense was $2.0 million and $6.2 million for the second quarter and first six months of 2000, respectively, which represented increases of 337.7% and 1,147.3% when compared to corresponding periods of 1999.

PROVISION FOR INCOME TAXES. Provision for income taxes was $1.3 million and $2.5 million for the second quarter and first six months of 2000, respectively, which represented increases of 5,225% and 5,015% when compared to corresponding periods of 1999. The effective income tax rate on income before amortization of deferred stock-based compensation was 43.6 % and 1.5% for the three months and six months ended June 30, 2000 and June 30, 1999. The increase is due to the Company's conversion to a C corporation from an S corporation for income tax purposes effective January 1, 2000. Accordingly, we are now subject to regular federal and state income taxes.

SHARE IN LOSS OF AFFILIATED COMPANY. In September, 1998, we acquired a 44% interest in Embarcadero Europe Ltd., which became our affiliated distributor in the United Kingdom and Europe. Our share in the loss of Embarcadero Europe was $115,000 and $165,000 for the second quarter and first six months of 2000, respectively, which represented increases of 400.0% and 275.0% when compared to corresponding periods of 1999.



LIQUIDITY AND CAPITAL RESOURCES

       In April, 2000, we completed an initial public offering of common stock, resulting in net proceeds to us of approximately $43.6 million. We have funded our business to date from cash generated by our operations. As of June 30, 2000, we had cash and cash equivalents of $50.7 million.

       Cash provided by operating activities was $5.5 million and $3.8 million for the six months ended June 30, 2000 and June 30, 1999. The increases were primarily due to increases in amortization of deferred stock-based compensation, deferred revenue resulting from additional maintenance contracts and accrued expenses, offset by increases in accounts receivable resulting from increased sales.

       Cash used in investing activities was $913,000 and $62,000 for the six months ended June 30, 2000 and June 30, 1999. In both quarters, cash used in investing activities were related to purchases of computer equipment and software as well as furniture.

       Net cash provided by financing activities was $44.4 million in the six months ended June 30, 2000. In the six months ended June 30, 2000, cash flow from financing activities came predominately from the company's initial public offering of common stock resulting in net proceeds to the company of $43.6 million, and to a lesser extent from the proceeds from the sale of the company's Series A preferred stock and from the exercise of stock options under the company's stock option plan. Net cash used in financing activities in the six months ended June 30, 1999 came predominately from the distribution of cash to the company's stockholders.

       We have options to acquire the remaining 56% of Embarcadero Europe's capital stock. If we had exercised our options on June 30, 2000, the acquisition would have cost approximately $3.5 million. The other holders of the capital stock of Embarcadero Europe have options to sell us their 56% of Embarcadero Europe's capital stock. If they had exercised their options on June 30, 2000, the cost to us would have been approximately $1.75 million. The options expire in October 2001.

       We have a $2 million revolving credit facility with a bank that bears interest at the prime rate and expires on May 31, 2001. Our credit facility requires us to maintain various quarterly financial covenants including covenants related to our tangible net worth, working capital and total liabilities. We are in compliance with all of the financial covenants under the facility. We have not drawn any amounts under the revolving credit facility.


       We believe that our existing cash balances and cash equivalents and cash from operations will be sufficient to finance our operations through at least the next 12 months. If additional financing is needed, there can be no assurance that such financing will be available to us on commercially reasonable terms, or at all.


IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

       In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, or SFAS 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 133 establishes new standards of accounting and reporting for derivative instruments and hedging activities and will be adopted by the Company in 2001. SFAS 133 requires that all derivatives be recognized at fair value in the statement of financial position, and that the corresponding gains or losses be reported either in the statement of operations or as a component of comprehensive income, depending on the type of hedging relationship that exists. The Company does not currently hold derivative instruments or engage in hedging activities. The Company is currently evaluating the impact SFAS 133 will have on its financial position and results of operations.

       In December, 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin 101, or SAB 101, which summarizes the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. SAB 101 is effective in the fourth quarter of 2000. The Company is currently evaluating the impact SAB 101 will have on its financial position, results of operations or cash flow.

       In March 2000, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 44 "Accounting for Certain Transactions Involving Stock Compensation and interpretation of APB Opinion No. 25". This interpretation has provisions that are effective on staggered dates, some of which began after December 15, 1998 and others that become effective after June 30, 2000. The adoption of this interpretation did not and will not have a material impact on the financial statements.


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

IF SALES OF DBARTISAN DECREASE, OUR BUSINESS WILL SUFFER.

The accompanying notes are an integral part of these condensed financial statements.

       A large portion of our revenues currently comes from sales of our DBArtisan product. In 1997, 1998, 1999, and for the six months ending June 30, 2000, DBArtisan accounted for approximately 66.5%, 56.3%, 48.3% and 46.6%, respectively, of our license revenues in North America. We expect that sales of DBArtisan will continue to represent a substantial portion of our license revenues for the foreseeable future. In addition, most of our customers initiate a relationship with Embarcadero by purchasing DBArtisan and it is a major source of customer loyalty and goodwill. If sales of DBArtisan fall significantly, our revenues and income may decline.

IF THE MEMBERS OF OUR MANAGEMENT TEAM ARE UNABLE TO WORK TOGETHER EFFECTIVELY, OUR BUSINESS WILL SUFFER.

       The members of our management team have not previously worked together, and we cannot be sure that they will be able to work together effectively as we expand our operations. Our management team has changed significantly in the past six months. Ellen Taylor served as our president and chief executive officer from October 1999 to May 2000. Stephen Wong, our chairman, has replaced Ms. Taylor as our president and chief executive officer as of June 2000. Raj Sabhlok joined us in January 2000 as Senior Vice President of Finance and Corporate Development. Walter Scott joined us in January 2000 as Vice President of Sales. Susan Fleck joined us as our Vice President of Customer Care in February 2000 and Robin Schumacher was promoted to Vice President of Product Management in July 2000. We intend to hire other executive officers in the near future. If these employees cannot work together effectively, our ability to manage and expand our business will suffer.

IF WE CANNOT EXPAND OUR OPERATIONS, OUR BUSINESS WILL SUFFER.

       We have recently experienced a period of significant expansion in our operations. This growth may strain our management, administrative, operational and financial infrastructure. To support our expanding operations, we have increased the number of our full-time employees from 33 as of December 31, 1997 to 57 as of December 31, 1998 to 105 as of December 31, 1999 and 149 as of June 30, 2000; we expect to hire additional employees in all areas to manage our expanding operations. Our ability to manage growth requires that we continue to improve our operational, financial and management controls and procedures. If we are unable to manage this growth effectively, our rate of growth and our income may decline.

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

THE PLANNED EXPANSION OF OUR INTERNATIONAL OPERATIONS EXPOSES US TO RISKS.

       One aspect of our growth strategy is to expand our international operations. As a result, we could face a number of risks from our international operations, including:


/ / staffing and managing foreign operations;


/ / increased financial accounting and reporting complexities;


/ / potentially adverse tax consequences;


/ / the loss of revenues resulting from currency fluctuations;


/ / compliance with a wide variety of complex foreign laws and treaties;

The accompanying notes are an integral part of these condensed financial statements.

/ / reduced protection for intellectual property rights in some countries; and


/ / licenses, tariffs and other trade barriers.

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

OUR BUSINESS WILL SUFFER IF OUR SOFTWARE CONTAINS UNDETECTED ERRORS.

       Errors may be found in current versions, new versions or enhancements of our products after we make commercial shipments. We could face possible claims and higher development costs if our software contains undetected errors or if we otherwise fail to meet our customers' expectations. These risks may result in:


/ / loss of revenues, market share or customers;


/ / reputational harm;


/ / diversion of resources;

The accompanying notes are an integral part of these condensed financial statements.

/ / increased service and warranty costs;


/ / legal actions by customers against us; and


/ / increased insurance costs.

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

IF WE ARE NOT ABLE TO ATTRACT AND RETAIN QUALIFIED PERSONNEL, OUR BUSINESS WILL NOT BE ABLE TO GROW.

       Our success depends on the continued service of our executive officers and other key administrative, sales and marketing and support personnel, many of whom, including our Senior Vice President of Finance and Corporate Development, Vice President of Sales, and Vice President of Customer Care have recently joined our company. We intend to hire a significant number of additional sales, marketing, administrative and research and development personnel over the next several months. Our business will not be able to grow if we cannot attract and retain qualified personnel. Competition for qualified employees is intense and we may not be able to attract, assimilate or retain highly qualified personnel in the future. There has in the past been and there may in the future be a shortage of personnel that possess the technical background necessary to sell, support and develop our products effectively. Some of our current employees and those that we seek to hire may be subject to non-competition or non-solicitation covenants that could further limit our ability to attract or retain qualified personnel.


WE MAY LOSE MARKET SHARE AND BE REQUIRED TO REDUCE PRICES AS A RESULT OF COMPETITION FROM OUR EXISTING COMPETITORS, INDEPENDENT SOFTWARE VENDORS AND MANUFACTURERS OF COMPATIBLE SOFTWARE.

The accompanying notes are an integral part of these condensed financial statements.

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

       Many of our competitors have longer operating histories, substantially greater financial, technical, marketing and other resources, and greater name recognition than we do. They also may be able to respond more quickly than we can to changes in technology or customer requirements. Competition could seriously impede our ability to sell additional products on acceptable terms. Our competitors may:


/ / develop and market new technologies that render our products obsolete, unmarketable or otherwise less competitive;


/ / make strategic acquisitions or establish cooperative relationships among themselves or with other companies, thereby enhancing the functionality of their products or increasing their operating margins; or


/ / establish or strengthen cooperative relationships with channel or strategic partners which limit our ability to sell or to co-market products through these channels.

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

The accompanying notes are an integral part of these condensed financial statements.

                                     PART II
                                OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

None



ITEM 2: CHANGES IN SECURITIES AND USE OF PROCEEDS

(a) SALES OF UNREGISTERED SECURITIES. During the six months ended June 30, 2000, following the exercise of options to purchase shares of Common Stock that had been granted under the Company's 1993 Stock Option Plan by nine individuals, the Company issued an aggregate of 106,362 shares of Common Stock for an aggregate purchase price of $9,318. All sales of Common Stock made by the Company pursuant to the exercise of stock options were made pursuant to the exemption from the registration requirements of the Securities Act afforded by Rule 701 promulgated under the Securities Act.

(b) SERIES A CONVERTIBLE PREFERRED STOCK. In February 2000, the Company sold 253,893 shares of Series A convertible preferred stock for proceeds of approximately $1,828,030. The holders of Series A convertible preferred stock have certain rights and preferences including voting rights, dividends, liquidation and conversion. Shares of Series A convertible preferred stock automatically converted into common shares upon the closing of the initial public offering of the Company's common stock on April 19, 2000. The conversion ratio of the series A convertible preferred stock was 1:1.

(c) USE OF PROCEEDS FROM SALES OF REGISTERED SECURITIES. On April 26, 2000, the Company completed an initial public offering of its Common Stock, $.001 par value. The managing underwriters in the offering were Donaldson, Lufkin & Jenrette, U.S. Bancorp Piper Jaffray, Wit Soundview and DLJ Direct, Inc (the "Underwriters"). The shares of Common Stock sold in the Offering were registered under the Securities Act of 1933, as amended, on Registration Statements on Form S-1 (collectively "Registration Statement") (Reg. No. 333-30850 and 333-35190) that was declared effective by the SEC on April 19, 2000. The offering commenced on April 19, 2000 after all 4,200,000 shares of Common Stock registered under the Registration Statement were sold at a price of $10.00 per share. The Underwriters also exercised an overallotment option of 600,000 shares on May 2, 2000. All 600,000 overallotment shares were sold at a price of $10.00 per share. The aggregate price of the offering amount registered was $48,000,000. In connection with the offering, the Company paid an aggregate of $3,360,000 in underwriting discounts and commissions to the Underwriters and approximately $1.5 million was paid by the company in connection with offering expenses including legal, accounting, printing, filing, and other fees.

After deducting the underwriting discounts and commissions and the estimated offering expenses described above, the Company received net proceeds from the offering of approximately $43,551,000. Currently, the Company has used its existing cash balances to fund the general operations of the Company. None of the Company's net proceeds of the offering has been used. The company is currently investing the net offering proceeds for future use such as strategic investments or acquisitions that complement Embarcadero's products, technologies or distribution channels. None of the net proceeds has or will be paid directly or indirectly to any director, officer, general partner of the Company or their associates, persons owning 10% or more of any class of equity securities of the Company, or an affiliate of the Company.



ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None



ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None

The accompanying notes are an integral part of these condensed financial statements.

ITEM 5.    OTHER INFORMATION
None



ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           (a)    Exhibits:
                  None

           (b)    Reports on Form 8-K
                  None

The accompanying notes are an integral part of these condensed financial statements.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Embarcadero Technologies, Inc.

By:      /s/ Raj Sabhlok
         -------------------------
         Raj Sabhlok
         Senior Vice President of Finance

Date:    August 14, 2000