Form 10-Q
period 2000-09-30
EMBARCADERO TECHNOLOGIES INC
filed 2000-11-14
CIK 1107112

                                  United States
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2000.

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 For the transition period from ____________to
         ________________

                         EMBARCADERO TECHNOLOGIES, INC.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


--------------------------------------------------------------------------------
           DELAWARE                                     68-0310015
   ------------------------                        --------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

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

The number of shares outstanding of the Registrant's Common Stock as of September 30, 2000 was 26,765,262

                         EMBARCADERO TECHNOLOGIES, INC.
                                      INDEX



PART I.           FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS
                  Condensed balance sheets as of September 30, 2000 (unaudited) and December 31, 1999    3

                  Condensed statements of operations for the three months and
                  nine months ended September 30, 2000 and September 30, 1999                            4
                  (unaudited)

                  Condensed statements of cash flows for the nine months ended
                  September 30, 2000 and September 30, 1999 (unaudited)                                  5

                  Notes to condensed financial statements (unaudited)                                    6


ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL                                      8
                  CONDITION AND RESULTS OF OPERATIONS

ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES
                  ABOUT MARKET RISK                                                                     16

PART II.          OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS                                                                     18

ITEM 2.           CHANGES IN SECURITIES AND USE OF PROCEEDS                                             18

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES                                                       18

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                   18

ITEM 5.           OTHER INFORMATION                                                                     19

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K                                                      19

SIGNATURE                                                                                               20


                                                                PART I
                                                         FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                     EMBARCADERO TECHNOLOGIES, INC.
                                         CONDENSED BALANCE SHEETS
                                              (in thousands)


                                                                                  SEPTEMBER 30,           DECEMBER 31,
                                                                                      2000                   1999
                                                                                 ---------------        --------------
                                                                                  (UNAUDITED)

                                    ASSETS

CURRENT ASSETS:
     Cash and cash equivalents                                                          $51,102         $       1,804
     Trade accounts receivable, net                                                       4,635                 2,834
     Related party accounts receivable                                                    3,223                   696
     Prepaid and other current assets                                                       791                   310
     Deferred tax assets                                                                    244                    --
                                                                                 ---------------        ----------------
         Total current assets                                                            59,995                 5,644

Property and equipment, net                                                               1,803                   958
Other assets                                                                              1,099                    46
                                                                                 ---------------        ----------------

Total assets                                                                     $       62,897         $       6,648
                                                                                 ===============        ================

                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable and accrued liabilities                                    $        4,097               $   806
     Deferred revenue                                                                     6,360                 4,094
     Notes payable to stockholders                                                           --                 1,000
     Deferred tax liabilities                                                               518                    --
                                                                                 ---------------        ----------------
         Total current liabilities                                                       10,975                 5,900


STOCKHOLDERS' EQUITY:
     Common stock                                                                            26                    --
     Additional paid-in capital                                                          63,022                14,663
     Notes receivable from stockholders                                                    (458)                   --
     Deferred stock-based compensation                                                   (8,641)              (10,049)
     Accumulated deficit                                                                 (2,027)               (3,866)
                                                                                 ---------------        ----------------
         Total stockholders' equity                                                      51,922                   748
                                                                                 ---------------        ----------------

Total liabilities and stockholders' equity                                       $       62,897          $      6,648
                                                                                 ===============        ================


         The accompanying notes are an integral part of these condensed financial statements.

                         EMBARCADERO TECHNOLOGIES, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (unaudited)


                                                                   Three Months Ended              Nine Months Ended
                                                                       September 30                   September 30
                                                               ---------------------------    ----------------------------
                                                                   2000          1999             2000          1999
                                                               ------------- -------------    ------------ ---------------
REVENUES:
     License                                                        $7,640      $  4,103         $19,562        $  8,672
     Maintenance                                                     3,211         1,583           8,252           3,834
                                                               ------------- -------------    ------------ ---------------
                                                                    10,851         5,686          27,814          12,506
COST OF REVENUES:
      License                                                          150           162             445             353
      Maintenance (exclusive of non-cash                               313           197             913             434
      compensation expense of $2 and $6 for
      the three months ended September 30, 1999
      and 2000, and $6 and $29 for
      the nine months ended September 30, 1999
      and 2000, respectively)                                  ------------- -------------    ------------ ---------------
        Total cost of revenues                                         463           359           1,358             787
                                                               ------------- -------------    ------------ ---------------
Gross profit                                                        10,388         5,327          26,456          11,719

OPERATING EXPENSES:
      Sales and marketing (exclusive of non-cash                     3,106         1,445           8,216           3,687
      compensation expense of $6 and $716 for
      the three months ended
      September 30, 1999 and 2000, respectively
      and $22 and $2,821 for the nine months ended
      September 30, 1999 and 2000, respectively)
      Research and development (exclusive of non-cash                 2,790           946           6,640           2,549
      compensation expense of $257 and $77 for the three
      months ended September 30, 1999 and 2000,
      respectively and $338 and $279 for the nine
      months ended September 30, 1999 and 2000, respectively)
      General and administrative (exclusive of non-cash                 866           386           2,439             901
      compensation expense of $1,080 and $1,219 for the
      three months ended September 30, 1999 and 2000,
      respectively and $1,472 and $5,038 for the nine
      months ended September 30, 1999 and 2000, respectively)
      Amortization of deferred stock-based compensation               2,018         1,345           8,167           1,838
                                                                 ------------- -------------    ------------ ---------------
        Total operating expenses                                      8,780         4,122          25,462           8,975
                                                                 ------------- -------------    ------------ ---------------
Income from operations                                                1,608         1,205             994           2,744
Interest income                                                         651            20           1,181              52
                                                                 ------------- -------------    ------------ ---------------
Income before income taxes                                            2,259         1,225           2,175           2,796
Provision for income taxes                                           (1,517)          (31)         (3,972)            (79)
                                                                 ------------- -------------    ------------ ---------------
Income (loss) before share in affiliated company loss                   742         1,194          (1,797)          2,717
Share in loss of affiliated company                                     (65)          (23)           (230)            (67)
                                                                 ------------- -------------    ------------ ---------------
Net income (loss)                                                       677         1,171          (2,027)          2,650
Deemed preferred stock dividend                                          --            --          (1,218)             --
                                                                 ------------- -------------    ------------ ---------------
Net income (loss) available to common stockholders                     $677      $  1,171       $  (3,245)       $  2,650
                                                                 ============= =============    ============ ===============


NET INCOME (LOSS) PER SHARE AVAILABLE TO COMMON
STOCKHOLDERS:

      Basic                                                      $     0.03      $   0.06      $   (0.13)        $   0.13
                                                                 ============= =============    ============ ===============

      Diluted                                                    $     0.02      $   0.05      $   (0.13)        $   0.12
                                                                 ============= =============    ============ ===============

WEIGHTED AVERAGE SHARES USED IN COMPUTATION OF NET
INCOME (LOSS) PER SHARE AVAILABLE TO COMMON STOCKHOLDERS:

      Basic                                                          26,613        21,161          24,376          20,248
                                                                 ============= =============    ============ ===============

      Diluted                                                        28,011        21,703          24,376          21,465
                                                                 ============= =============    ============ ===============

                                        4

         The accompanying notes are an integral part of these condensed financial statements.

                         EMBARCADERO TECHNOLOGIES, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                                 NINE MONTHS ENDED SEPTEMBER 30,
                                                                                    2000                1999
                                                                              -----------------  -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                             $        (2,027)     $          2,650
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
    Depreciation and amortization                                                         427                    64
    Amortization of deferred stock-based compensation                                   8,167                 1,838
    Loss on disposal of property and equipment                                             36                    33
    Share in loss of affiliated company                                                   230                    67
    Deferred tax liabilities, net                                                         274                    --
    Changes in assets and liabilities:
      Trade accounts receivable                                                        (4,328)               (1,398)
      Prepaid and other current expenses                                                 (481)                  253
      Accounts payable and accrued liabilities                                          3,061                   362
      Deferred revenue                                                                  2,266                 1,752
      Other long-term assets                                                           (1,053)                  (27)
                                                                              -----------------  -------------------
      Net cash provided by operating activities                                         6,572                 5,594
                                                                              -----------------  -------------------
CASH FLOWS FROM INVESTMENT ACTIVITY:

Purchase of property and equipment                                                     (1,308)                 (466)
                                                                             -----------------  -------------------
      Net Cash used for investing activities                                           (1,308)                 (466)
                                                                              -----------------  -------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from the sale of common stock                                             43,034                    --
    Proceeds from the exercise of stock options                                           172                   216
    Proceeds from the sale of preferred stock                                           1,828                    --
    Distributions to S corporation stockholders                                            --                (3,450)
    Repayments on notes payable to stockholders                                        (1,000)                   --
                                                                              -----------------  -------------------
      Net cash provided by (used in) financing activities                              44,034                (3,234)
                                                                              -----------------  -------------------
Net increase in cash and cash equivalents                                              49,298                 1,894

Cash and cash equivalents at beginning of period                                        1,804                    13
                                                                              -----------------  -------------------

Cash and cash equivalents at end of period                                     $       51,102      $          1,907
                                                                              =================    =================

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:

     Deferred stock-based compensation                                         $        6,759      $          6,056
                                                                               ================    ===================

     Exercise of common stock options for notes receivable                     $          458      $            216
                                                                               ================    ===================

     Conversion of preferred stock to common stock                             $        1,828      $             --
                                                                               ================    ===================

                                      5

         The accompanying notes are an integral part of these condensed financial statements.

                                                                   .

NOTE 1 - THE COMPANY AND BASIS OF PRESENTATION

     Embarcadero Technologies, Inc. (the "Company" or "Embarcadero") a Delaware corporation provides software products that enable organizations to build, optimize, and manage e-business applications and their underlying databases.

     The accompanying unaudited condensed financial statements reflect all adjustments, which, in the opinion of the Company, are necessary for a fair presentation of the results for the interim period, presented. All such adjustments are normal recurring adjustments. These financial statements have been prepared in accordance with generally accepted accounting principles and the applicable rules of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The balance sheet at December 31, 1999 was derived from audited financial statements; however it does not include all disclosures required by generally accepted accounting principles.

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

      Operating results for the three months and nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2000 or for any future period. Further, the preparation of condensed, interim financial statements requires management to make estimates and assumptions that affect the recorded amounts reported therein. A change in facts and circumstances surrounding the estimates could result in a change to the estimates and impact future operating results.

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

      In March 2000, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 44 "Accounting for Certain Transactions Involving Stock Compensation and interpretation of APB Opinion No. 25". This interpretation has provisions that are effective on staggered dates, some of which began after December 15, 1998 and others that become effective after September 30, 2000. The adoption of this interpretation did not and will not have a material impact on the financial statements.

NOTE 2 - RELATED-PARTY TRANSACTIONS

      During the three-month and the nine months periods ended September 30, 2000 and 1999, the Company had software product and maintenance revenue from Embarcadero Europe Limited (EEL) totaling $808,000 and $471,000 and $2.0 million and $1.4 million respectively, and reimbursed EEL for marketing and administrative expenses of $0 and $149,000 and $0 and $407,000 for the three and nine month periods ended September 30, 2000 and 1999, respectively. The related party accounts receivable represents advances made to EEL.

     The Company leases office space controlled by an individual who became a stockholder and employee of the Company in 1999. Total payments for rent were $90,000 and $20,000 during the nine months ended September 30, 2000 and 1999, respectively.

NOTE 3 - NET INCOME (LOSS) PER SHARE

     Basic net income (loss) per share are computed by dividing net income
(loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net income (loss) per share reflects the potential dilution of securities by including stock options in the weighted average number of common shares outstanding for a period, if dilutive.

         A reconciliation of the numerator and denominator used in the calculation of historical basic and diluted net income (loss) per share follows (in thousands, except per share data):





                                                                       Three months ended             Nine months ended
                                                                          September 30,                  September 30,
                                                              -------------------------------  -------------------------------
                                                                 2000              1999             2000               1999
                                                              -----------      -----------       -----------       -----------

                                                              (unaudited)      (unaudited)       (unaudited)       (unaudited)


Historical net income (loss), basic and diluted:
    Numerator for net income (loss), basic and diluted            $    677        $   1,171      $   (3,245)          $   2,650
                                                               --------------   --------------  ---------------   ---------------
Denominator for basic earnings per share:
    Weighted average vested common shares outstanding               26,613           21,161          24,376              20,248
                                                               --------------   --------------  ---------------   ---------------

Net income (loss) per share basic                                 $   0.03        $    0.06          $(0.13)          $    0.13
                                                               ==============   ==============  ===============   ===============
Denominator for diluted net income (loss) per share:
   Weighted average vested common shares outstanding                26,613           21,161          24,376              20,248
   Effect of dilutive securities -
            Common stock options                                     1,398              542              --               1,217
                                                               --------------   --------------  ---------------   ---------------

   Weighted average common and common equivalent shares             28,011           21,703          24,376              21,465
                                                               --------------   --------------  ---------------   ---------------

Net income (loss) per share diluted                               $   0.02        $    0.05      $    (0.13)          $    0.12
                                                               ==============   ==============  ===============   ===============
Anti dilutive securities not included in net income (loss)
per share Calculation-common stock options                             --                --           3,463                  --
                                                               ==============   ==============  ===============   ===============

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

     Revenue by geographic region was as follows (in thousands):


                                                                                              Nine Months Ended
                                 GEOGRAPHIC REGION                                              September 30,
                                                                                           --------------------------
                                                                                               2000          1999
                                                                                           ------------  ------------
                                                                                            (unaudited)   (unaudited)
                                 North America                                               $ 25,265    $  10,803
                                 U.K.                                                           1,962        1,429
                                 Other                                                            587          274
                                                                                           ------------  -----------
                                                      Total                                  $ 27,814    $  12,506
                                                                                           ============  ===========


NOTE 5 - SUBSEQUENT EVENTS

     Acquisition of Advanced Software Technologies, Inc. ("AST")

     In October 2000, the Company agreed to acquire all of the outstanding stock of AST for approximately $13 million. AST develops and markets software that helps customers to design, develop and re-engineer web-based, Java and component-based applications. The acquisition will be accounted for using the "purchase" method of accounting.

     Acquisition of Embarcadero Europe, Ltd.

     On October 2, 2000, we exercised our options to purchase the remaining 56% of Embarcadero Europe's capital stock for approximately $3.2 million. The transaction will be accounted for using the "purchase" method of accounting.

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

      This report contains forward-looking statements within the meaning of the federal securities laws that relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "intend," "potential" or "continue" or the negative of these terms or other comparable terminology. Such statements are only predictions. Risks and uncertainties and the occurrence of other events could cause actual results to differ materially from these predictions, including the factors discussed below under "Factors That May Affect Future Results" which should be considered carefully in evaluating Embarcadero and its business. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of these statements. We are under no duty to update any of the forward-looking statements after the date of this report or to conform these statements to actual results.

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

                          EMBARCADERO TECHNOLOGIES INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS


RESULTS OF OPERATIONS

      The following table sets forth, for the period indicated, the percentage relationship of certain items from the Company's condensed statement of operations to total revenues:


                                                                     Three Months Ended              Nine months Ended
                                                                        September 30                    September 30,
                                                                   -----------------------           -------------------
                                                                   2000               1999           2000           1999
                                                                   ----               ----           ----           ----

Revenues:

     License                                                           70.4%              72.2%         70.3%            69.3%
     Maintenance                                                       29.6%              27.8%         29.7%            30.7%
                                                            -------------------- --------------- ------------- ----------------
         Total revenues                                               100.0%             100.0%        100.0%           100.0%
Cost of revenues:
     License                                                            1.4%               2.8%          1.6%             2.8%
     Maintenance                                                        2.9%               3.5%          3.3%             3.5%
                                                            -------------------- --------------- ------------- ----------------
         Total cost of revenues                                         4.3%               6.3%          4.9%             6.3%
                                                            -------------------- --------------- ------------- ----------------
Gross profit                                                           95.7%              93.7%         95.1%            93.7%
Operating expenses:
     Sales and Marketing                                               28.6%              25.4%         29.5%            29.5%
     Research and development                                          25.7%              16.6%         23.8%            20.4%
     General and administrative                                         8.0%               6.8%          8.8%             7.2%
     Amortization of deferred stock-based compensation                 18.6%              23.7%         29.4%            14.7%
                                                            -------------------- --------------- ------------- ----------------
         Total operating expenses                                      80.9%              72.5%         91.5%            71.8%
                                                            -------------------- --------------- ------------- ----------------
Income from operations                                                 14.8%              21.2%          3.6%            21.9%
Interest income                                                        6.00%               0.4%          4.2%             0.4%
                                                            -------------------- --------------- ------------- ----------------
Income before income taxes                                             20.8%              21.6%          7.8%            22.3%
Provision for income taxes                                            (14.0)%             (0.5)%       (14.3)%           (0.6)%
                                                            -------------------- --------------- ------------- ----------------

Income (loss) before share in affiliated company loss                   6.8%              21.1%        (6.5)%            21.7%
Share in loss of affiliated company                                    (0.6)%             (0.4)%       (0.8)%           (0.5)%
                                                            -------------------- --------------- ------------- ----------------
Net Income (loss)                                                       6.2%              20.7%        (7.3)%            21.2%
Deemed preferred stock dividend                                          --                 --         (4.4)%             --
                                                            -------------------- --------------- ------------- ----------------
Net income (loss) available to common stockholders                      6.2%              20.7%       (11.7)%            21.2%
                                                            ==================== =============== ============= ================

                         EMBARCADERO TECHNOLOGIES, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS


THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND SEPTEMBER 30, 1999

REVENUES

TOTAL REVENUES. Total revenues were $10.9 million and $27.8 million for the third quarter and first nine months of 2000, respectively, which represented increases of 90.8% and 122.4% when compared to corresponding periods of 1999.

LICENSE. License revenues were $7.6 million and $19.6 million for the third quarter and first nine months of 2000, respectively, which represented increases of 86.2% and 125.6 % when compared to corresponding periods of 1999. The increase in license revenues was due to greater market acceptance of our products and an increase in sales staff.

MAINTENANCE. Maintenance revenues were $3.2 million and $8.3 million for the third quarter and first nine months of 2000, respectively, which represented increase of 102.8% and 115.2% when compared to corresponding periods of 1999. The increase in maintenance revenue was due to an increase in the number of licenses sold and a corresponding increase in maintenance renewals.

COST OF REVENUES

LICENSE. Cost of license consists primarily of product media and packaging, shipping fees, royalties and duplication services. Cost of license was $150,000 and $445,000 for the third quarter and first nine months of 2000, respectively, which represented a decrease of 7.4% and an increase of 26.1% when compared to corresponding periods of 1999. The nine month increase in cost of license was due to increases in licenses sold. Cost of license represented 2.0% and 2.3% of license revenues in the three and nine months period ended September 30, 2000, respectively. The decrease in cost of license was due to the better purchasing economies of scale for media, packaging and duplication services. The cost of license as a percentage of license revenues may vary in the future depending on the mix of internally developed versus externally developed or licensed products and product components.

MAINTENANCE. Cost of maintenance consists of salaries and related costs for customer support personnel. Cost of maintenance was $313,000 and $913,000 for the third quarter and first nine months of 2000, respectively, which represented increases of 58.9% and 110.4% when compared to corresponding periods of 1999. The increase in cost of maintenance was due to an increase in the number of customer support personnel hired to service our expanding customer base. Cost of maintenance represented 9.7% and 11.1% of maintenance revenues in the three and nine months period ended September 30, 2000, respectively. We expect the cost of maintenance to increase in future periods as we hire more support personnel.

OPERATING EXPENSES

SALES AND MARKETING. Sales and marketing expenses consist primarily of salaries, commissions earned by sales personnel, recruiting costs, trade shows, travel and other marketing communication costs, such as advertising and promotion. Sales and marketing expenses were $ 3.1 million and $ 8.2 million for the third quarter and first nine months of 2000, respectively which represented increases of 114.9% and 122.8% when compared to corresponding periods of 1999. The increase in sales and marketing expenses from 1999 to 2000 was primarily due to increases in salaries and related expenses and in increased advertising, marketing and trade shows expenses. As a percentage of total revenues, sales and marketing expenses rose from 25.4% in the third quarter of 1999 to 28.6% for the third quarter of 2000 and was 29.5% for the first nine months of 1999 and 2000. We plan to invest substantial resources to expand our selling efforts and to execute marketing programs that build the awareness and brand equity of our products. As a result, we expect sales and marketing expenses to increase in future periods.

                         EMBARCADERO TECHNOLOGIES, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

RESEARCH AND DEVELOPMENT. Research and development expenses consist primarily of personnel and related expenses, including payroll, employee benefits, and equipment and software required to develop, test and enhance products. Research and development expenses were $2.8 million and $6.6 million for the third quarter and first nine months of 2000, respectively, which represented increases of 194.9% and 160.5% when compared to corresponding periods of 1999. The increase in research and development expenses was due primarily to increases in the number of employees hired as software developers in our research and development organization and associated increase in overhead allocation. As a percentage of total revenues, research and development expenses rose from 16.6% in the third quarter of 1999 to 25.7% for the third quarter of 2000 and from 20.4% for the first nine months of 1999 to 23.8% for the first nine months of 2000. We expect research and development expenses to increase in future periods as additional development personnel are hired and as we expand our product development activities.

GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of personnel and related expenses and costs related to our infrastructure expansion. General and administrative expenses were $ 866,000 and $ 2.4 million for the third quarter and first nine months of 2000, respectively, which represented increases of 124.4% and 170.7% when compared to corresponding periods of 1999. The increase in general and administrative expenses from 1999 to 2000 was due to an increase in salaries and related expenses. As a percentage of total revenues, general and administrative expenses rose from 6.8% in the third quarter of 1999 to 8.0% for the third quarter of 2000 and from 7.2% for the nine months of 1999 to 8.8% for the first nine months of 2000. We expect total general and administrative expenses to increase as we expand our administrative staff and facilities to support larger operations.

AMORTIZATION OF DEFERRED STOCK COMPENSATION. As the deemed fair market value of our stock exceeded the exercise price of certain options granted, we recognized deferred compensation charges, which we are amortizing over the vesting periods of the options. The total amount of deferred compensation recorded from formation through September 30, 2000, net of cancellations, is $21.2 million. The amortization expense was $2.0 million and $8.2 million for the third quarter and first nine months of 2000, respectively.

PROVISION FOR INCOME TAXES. Provision for income taxes was $1.5 million and $4.0 million for the third quarter and first nine months of 2000, respectively. The effective income tax rate on income before amortization of deferred stock-based compensation and other non-cash charges was 38.5 % and 1.5% for the nine months ended September 30, 2000 and September 30, 1999. The increase is due to the Company's conversion to a C corporation from an S corporation for income tax purposes effective January 1, 2000. Accordingly, the company is now subject to regular federal and state income taxes.

SHARE IN LOSS OF AFFILIATED COMPANY. In September 1998, we acquired a 44% interest in Embarcadero Europe Ltd., which became our affiliated distributor in the United Kingdom and Europe. Our share in the loss of Embarcadero Europe was $65,000 and $230,000 for the third quarter and first nine months of 2000, respectively, which represented increase of $42,000 and $163,000 when compared to corresponding periods of 1999.

LIQUIDITY AND CAPITAL RESOURCES

     In April, 2000, we completed an initial public offering of common stock, resulting in net proceeds to us of approximately $43.0 million. Through September 30, 2000 we have funded our business from cash generated by our operations. As of September 30, 2000, we had cash and cash equivalents of $51.1 million.

     Cash provided by operating activities was $6.6 million and $5.6 million for the nine months ended September 30, 2000 and September 30, 1999. The increases were primarily due to increases in amortization of deferred stock-based compensation, deferred revenue resulting from additional maintenance contracts and accrued expenses, offset by increases in accounts receivable resulting from increased sales.

                         EMBARCADERO TECHNOLOGIES, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS


     Cash used in investing activities was $1.3 million and $466,000 for the nine months ended September 30, 2000 and September 30, 1999. In both periods, cash used in investing activities were related to purchases of computer equipment and software, leasehold improvements and fixtures.

     Net cash provided by financing activities was $44.0 million in the nine months ended September 30, 2000. In the nine months ended September 30, 2000, cash flow from financing activities came predominately from the company's initial public offering of common stock resulting in net proceeds to the company of $43.0 million, and to a lesser extent from the proceeds from the sale of the company's Series A preferred stock and the exercise of stock options under the company's stock option plan. Net cash used in financing activities in the nine months ended September 30, 1999 of $3.2 million was primarily due to the distribution of cash to the company stockholders.

     We have a $2.0 million revolving credit facility with a bank that bears interest at the prime rate and expires on May 31, 2001. Our credit facility requires us to maintain various quarterly financial covenants including covenants related to our tangible net worth, working capital and total liabilities. We are in compliance with all of the financial covenants under the facility.

     We believe that our existing cash balances and cash equivalents and cash from operations will be sufficient to finance our operations through at least the next 12 months. If additional financing is needed, there can be no assurance that such financing will be available to us on commercially reasonable terms, or at all.

     SUBSEQUENT EVENTS

     Acquisition of Embarcadero Europe Ltd.

     In October 2000, we exercised our options to purchase the remaining 56% of Embarcadero Europe's capital stock at a cost of $3.2 million. The transaction will be accounted for using the "purchase" method of accounting.

     Acquisition of Advanced Software Technologies, Inc. ("AST")

     In October 2000, we agreed to acquire all of the outstanding stock of AST for approximately $13 million. AST develops and markets software that helps customers to design, develop and re-engineer web-based, Java and component-based application. The acquisition will be accounted for using the "purchase" method of accounting.

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

      In March 2000, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 44 "Accounting for Certain Transactions Involving Stock Compensation and interpretation of APB Opinion No. 25". This interpretation has provisions that are effective on staggered dates, some of which began after December 15, 1998 and others that become effective after September 30, 2000. The adoption of this interpretation did not and will not have a material impact on the financial statements.


                     FACTORS THAT MAY AFFECT FUTURE RESULTS

In addition to other information in this report, the following factors should be considered carefully in evaluating the Company.

OUR QUARTERLY OPERATING RESULTS MAY FLUCTUATE IN FUTURE PERIODS, AND, AS A RESULT, OUR STOCK PRICE MAY FLUCTUATE OR DECLINE.

                         EMBARCADERO TECHNOLOGIES, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

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

IF SALES OF DBARTISAN FALL, OUR BUSINESS WILL SUFFER.

         A large portion of our revenues currently comes from sales of our DBArtisan product. In 1997, 1998, 1999, and for the nine months ending September 30, 2000, DBArtisan accounted for approximately 60.4%, 58.8%, 50.1% and 45.3%, respectively, of our license revenues. We expect that sales of DBArtisan will continue to represent a substantial portion of our license revenues for the foreseeable future. In addition, most of our customers initiate a relationship with Embarcadero by purchasing DBArtisan and it is a major source of customer loyalty and goodwill. If sales of DBArtisan fall significantly, our revenues and income may decline.

IF WE CANNOT EXPAND OUR OPERATIONS, OUR BUSINESS WILL SUFFER.

         We have recently experienced a period of significant expansion in our operations, including the expansion of our California facilities, and the acquisition of facilities in Littleton, Colorado and in Toronto, Canada, where we now have research and development teams, and in England where our affiliated distributor, Embarcadero Europe, Ltd, is located. This growth may strain our management, administrative, operational and financial infrastructure. To support our expanding operations, we have increased the number of our full-time employees from 33 as of December 31, 1997 to 57 as of December 31, 1998 to 105 as of December 31, 1999 and 165 as of September 30, 2000; we expect to hire additional employees in all areas to manage our expanding operations. Our ability to manage growth requires that we continue to improve our operational, financial and management controls and procedures. If we are unable to manage this growth effectively, our rate of growth and our income may decline.

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

ACQUISITIONS OF COMPANIES OR TECHNOLOGIES MAY RESULT IN DISRUPTIONS TO OUR BUSINESS.

         We have recently acquired the remaining 56% of our affiliate, Embarcadero Europe's capital stock and all of the outstanding stock of Advanced Software Technologies, Inc.

         We plan to make additional strategic acquisitions of companies, products or technologies as necessary in order to implement our business strategy. If we are unable to fully integrate acquired businesses, products or technologies with our existing operations, we may not receive the intended benefits of such acquisitions. In addition, acquisitions may subject us to unanticipated liabilities or risks. Any acquisition may temporarily disrupt our operations and divert management's attention from day-to-day operations.

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

THE PLANNED EXPANSION OF OUR INTERNATIONAL OPERATIONS EXPOSES US TO RISKS.

         One aspect of our growth strategy is to expand our international operations. As a result, we could face a number of risks from our international operations, including:

                         EMBARCADERO TECHNOLOGIES, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS


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

OUR BUSINESS WILL SUFFER IF OUR SOFTWARE CONTAINS UNDETECTED ERRORS.

                         EMBARCADERO TECHNOLOGIES, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

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

IF WE ARE NOT ABLE TO ATTRACT AND RETAIN QUALIFIED PERSONNEL, OUR BUSINESS WILL NOT BE ABLE TO GROW.

         Our success depends on the continued service of our executive officers and other key administrative, sales and marketing and support personnel, many of whom, including our

                         EMBARCADERO TECHNOLOGIES, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS


Vice President of Customer Care and Vice President of Marketing, have recently joined our company. We intend to hire a significant number of additional sales, marketing, administrative and research and development personnel over the next several months. Our business will not be able to grow if we cannot attract and retain qualified personnel. Competition for qualified employees is intense and we may not be able to attract, assimilate or retain highly qualified personnel in the future. There has in the past been and there may in the future be a shortage of personnel that possess the technical background necessary to sell, support and develop our products effectively. Some of our current employees and those that we seek to hire may be subject to non-competition or non-solicitation covenants that could further limit our ability to attract or retain qualified personnel.

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

                         EMBARCADERO TECHNOLOGIES, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS


     As sales to our wholly-owned subsidiary Embarcadero Europe increase, we will be exposed to volatility in fluctuations of the pound sterling and other foreign currencies. To date, we have not used hedging contracts to hedge our foreign-currency fluctuation risks. We will assess the need to utilize financial instruments to hedge currency exposures on an ongoing basis. We also do not use derivative financial instruments for speculative trading purposes.

                                     PART II
                                OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS
None

ITEM 2: CHANGES IN SECURITIES AND USE OF PROCEEDS

(a) SALES OF UNREGISTERED SECURITIES. During the nine months ended September 30, 2000, following the exercise of options to purchase shares of Common Stock that had been granted under the Company's 1993 Stock Option Plan, the Company issued an aggregate of 91,032 shares of Common Stock for an aggregate purchase price of $9,000. All sales of Common Stock made by the Company pursuant to the exercise of stock options were made pursuant to the exemption from the registration requirements of the Securities Act afforded by Rule 701 promulgated under the Securities Act.

(b) SERIES A CONVERTIBLE PREFERRED STOCK. In February 2000, the Company sold 253,893 shares of Series A convertible preferred stock for proceeds of approximately $1.8 million. The holders of Series A convertible preferred stock had certain rights and preferences including voting rights, dividends, liquidation and conversion. Shares of Series A convertible preferred stock automatically converted into common shares upon the closing of the initial public offering of the Company's common stock on April 19, 2000. The conversion ratio of the Series A convertible preferred stock was 1:1.

(c) USE OF PROCEEDS FROM SALES OF REGISTERED SECURITIES. On April 26, 2000, the Company completed an initial public offering of its Common Stock, $.001 par value. The managing underwriters in the offering were Donaldson, Lufkin & Jenrette, U.S. Bancorp Piper Jaffray, Wit Soundview and DLJ Direct, Inc (the "Underwriters"). The shares of Common Stock sold in the offering were registered under the Securities Act of 1933, as amended, on Registration Statements on Form S-1 (collectively "Registration Statement") (Reg. No. 333-30850 and 333-35190) that was declared effective by the SEC on April 19, 2000. The offering commenced on April 19, 2000 and all 4,200,000 shares of Common Stock registered under the Registration Statement were sold at a price of $10.00 per share. The Underwriters also exercised an overallotment option of 600,000 shares on May 2, 2000. All 600,000 overallotment shares were sold at a price of $10.00 per share. The aggregate proceeds from the offering were $48,000,000. In connection with the offering, the Company paid an aggregate of $3,360,000 in underwriting discounts and commissions to the Underwriters and approximately $1.6 million in offering expenses including legal, accounting, printing, filing, and other fees.

After deducting the underwriting discounts and commissions and the estimated offering expenses described above, the Company received net proceeds from the offering of approximately $43.0 million. Through September 30, 2000, the Company has used its existing cash balances and cash flows to fund the general operations of the Company. As of September 30, 2000, none of the Company's net proceeds of the offering has been used. The Company is currently investing the net offering proceeds in short-term, state and local municipal government money-market instruments. In the future, the proceeds may be used to fund our corporate expansion, or to acquire or make strategic investments in complementary businesses, technologies, product lines, or products. None of the net proceeds has or will be paid directly or indirectly to any director, officer, general partner of the Company or their associates, persons owning 10% or more of any class of equity securities of the Company, or an affiliate of the Company.

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




Embarcadero Technologies, Inc.

By:      /s/ Raj Sabhlok
         ----------------------------
         Raj Sabhlok
         Senior Vice President of Finance

Date:    October 14, 2000