Form 10-K
period 2000-12-31
EMBARCADERO TECHNOLOGIES INC
filed 2001-03-20
CIK 1107112

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

/x/	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2000 or
/ /	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

Commission File Number 000-30293

Embarcadero Technologies, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	68-0310015 (IRS Employer Identification No.)

425 Market Street
Suite 425
San Francisco, California 94105
(Address of principal executive offices, zip code)

(415) 834-3131
(Registrant's Telephone Number, including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

COMMON STOCK, $0.001 PAR VALUE (Title of Class)	Nasdaq National Market (Names of Each Exchange on which Registered)

Securities registered pursuant to Section 12(g) of the Act:
 NONE

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    Aggregate market value of the voting stock held on March 15, 2001 by non-affiliates of the registrant: $151,407,853. Number of shares of Common Stock outstanding at March 15, 2001: 27,037,298.

DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the definitive proxy statement for the Registrant's 2001 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

EMBARCADERO TECHNOLOGIES, INC.
ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended December 31, 2000

    All statements contained in this Annual Report on form 10-K that are not historical facts are forward-looking statements within the meaning of the federal securities laws that relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "intend," "potential" or "continue" or the negative of these terms or other comparable terminology. Such statements are only predictions. Risks and uncertainties and the occurrence of other events could cause actual results to differ materially from these predictions. The risks and uncertainties discussed below under "Factors That May Affect Future Results" and elsewhere in this report should be considered carefully in evaluating Embarcadero and its business. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, we assume no responsibility for the accuracy and completeness of these statements. We are under no duty to update any of the forward-looking statements after the date of this report or to adjust these statements to reflect actual results.

PART I

Item 1. Business

Overview

    We provide software products that enable organizations to build and manage e-business applications and their underlying databases. Our suite of products allows customers to manage the database life cycle, which is the process of creating, deploying and enhancing e-business applications and their underlying databases in response to evolving business requirements. By simplifying the management of the database life cycle, our products allow organizations to rapidly develop and ensure the availability of critical e-business applications.

    During 2000, we issued more than 22,500 new user licenses and received more than 17,500 maintenance renewals. We have thousands of customers across a range of industries, including technology, telecommunications and financial services. During the fourth quarter of 2000, we completed three acquisitions: Embarcadero Europe Ltd., Advanced Software Technologies, Inc. and EngineeringPerformance, Inc. Embarcadero Europe Ltd. serves as our sales and marketing office for Europe, the Middle East and Africa. In connection with the acquisition of Advanced Software Technologies, Inc., we introduced GDPro, an application design product.

Industry Background

    In today's highly competitive markets, a growing number of organizations are using the Internet to conduct business electronically. This e-business model has led to the proliferation of new Internet-based, or e-business, software applications. Businesses are becoming increasingly reliant on these e-business applications to run critical parts of their operations and to collect important customer and market information. These applications will continue to gain in strategic importance as organizations seek to access and store an increasing volume of information while providing access to that information to a greater number of users.

    While the Internet has fundamentally changed how organizations gather, manage and distribute information, it has also presented a new set of business and technology challenges. Given limited IT resources and intense time-to-market pressures, organizations must ensure that the right software applications are designed and built on time and within budget. Organizations must ensure that these applications are up-and-running with optimal performance. Downtime, whether scheduled or unplanned, must be kept to an absolute minimum. The Internet allows customers to quickly evaluate and switch to competing products or services, thereby increasing the need for successful application performance. A poorly designed or poorly performing application can have a significant operational and financial impact, such as poor customer service, a reduction in brand equity or significant lost revenue.

    Software applications for e-business must be designed to provide reliable storage and flexible access to critical business information. Databases, which are a proven technology for storing and accessing information, provide the essential infrastructure of e-business applications. Dramatic improvements in the cost and performance of computer hardware and networking technologies are accelerating the proliferation of database applications supporting e-business strategies. The proliferation of software applications from Internet and e-business initiatives has increased the demands on databases as organizations face numerous business and technology challenges, including storing massive amounts of customer data, handling increasing numbers of users and utilizing information from disparate systems.

    Historically, organizations have relied on a combination of highly trained professionals and an assortment of software tools to create and manage their software applications and the underlying databases. As e-business applications have proliferated, so have the demands placed on IT professionals who must ensure the availability and performance of the underlying databases. Many organizations struggle to keep pace with the simultaneous pressures to build more applications, support more users and manage more data within increasingly complex computing environments. At the same time, these organizations are finding it increasingly difficult to staff database management and application developer positions due to the limited supply of qualified IT professionals. As a result, experienced database administrators and application developers are being asked to do more in less time and less experienced IT personnel are being asked to become more proficient at a faster rate. This strain on IT professionals is compounded by the growing complexity of IT systems and the need to be proficient with different types of database and application environments.

The Database Life Cycle Challenge

    Traditional software products for managing software applications and their underlying databases do not adequately address the challenges of today's e-business environment. Many of these products are designed for expert database administrators and application developers and are therefore too complex for less experienced IT personnel. This complexity often prevents users of these products from becoming proficient unless they engage in extensive training. Also, these traditional products do not lend themselves to rapid deployment, often requiring a lengthy installation process and extensive configuration. These products can end up costing more than the applications they are designed to manage. In many cases, traditional database management products operate only on a single type of database, such as Oracle. Since businesses often use databases from several different vendors to support their e-business applications, IT professionals are forced to use a variety of database-specific products to manage this heterogeneous environment. These problems with traditional software products typically increase the time between conception and implementation, making it difficult for organizations to rapidly develop applications to meet changing e-business objectives.

    Most traditional products also fail to adequately address the database life cycle. Databases and applications must first be designed and created, then frequently redesigned and enhanced to support changing business requirements. This database life cycle includes three phases:

  •
  design, which focuses on translating business requirements into a database structure. The application design phase is the process of designing Java and C++ applications to be well integrated with the underlying database technology;
  •
  development, which translates these technical specifications into software applications; and
  •
  administration, which involves concurrently managing these software applications while ensuring their availability, performance, security and recoverability.

As business needs change, the process starts over again with the need for new or enhanced applications. Most traditional products require users to employ different software products with unique user interfaces and capabilities to address each phase of the database life cycle.

    As a result, we believe that there is a significant opportunity for a suite of integrated products that can manage the database life cycle and fulfill the demands of the e-business environment. These products should provide the following benefits:

  •
  accelerate time-to-market by allowing users to produce effective work results sooner;
  •
  enhance the reliability and availability required of e-business applications;
  •
  alleviate the strain on IT resources, especially database professionals and application developers; and
  •
  manage an increasingly diversified and distributed database and application infrastructure.

The Embarcadero Solution

    We provide a software solution that enables organizations to build and manage e-business applications and their underlying databases. Our suite of software products is designed to:

    Develop and Support e-Business Applications.  By managing the essential infrastructure of databases, our solution allows customers to efficiently create, maintain and enhance applications that meet the rigorous requirements of today's e-business environment. Our design products allow customers to reduce the time between conception and implementation of their e-business applications. Our development products allow companies to create and test complex application code from an easy-to-use graphical user interface. Our administration products ensure the performance, security, availability and recoverability of e-business applications across a diverse mix of underlying databases. Our suite of products enables customers to manage the phases of the database life cycle from a common user interface, which reduces the training required to learn and use our products.

    Increase Utilization of Existing Technology.  Our solution enables organizations to more effectively utilize their existing database and application infrastructure. Most large organizations employ a mix of databases to support different business applications. We believe our suite of products, with its multi- vendor support, provides the only integrated solution for designing, developing and administering a variety of databases.

    Leverage Constrained IT Resources.  Our solution enables organizations to enhance the productivity of IT professionals in managing the database life cycle. Our products increase the productivity of both experienced database administrators and less experienced IT professionals through the intuitive user interface used across our entire product line. This reduces the amount of training needed to begin using our software and simplifies the complexity of creating and deploying e-business applications. Our products also allow organizations to replace numerous, costly point products or platform-specific products with an integrated solution which addresses each phase of the database life cycle.

    Facilitate Rapid Adoption.  Since our inception, we have strived to make it easy for our customers to discover, try, purchase and use our products. We design our products to leverage the Internet by promoting downloadable trial versions, enabling the purchase of our products, providing upgrades and offering maintenance directly from our website. We also design our products to install within minutes with minimal configuration and to require limited on-going maintenance. Customers can rapidly implement and utilize our products to design, develop and manage the databases that support their critical applications. We believe these factors give our products a competitive advantage relative to most traditional solutions.

Our Growth Strategy

    Our objective is to provide innovative software products which enable organizations to build and manage e-business applications and their underlying databases. The key elements of our strategy are to:

    Exploit the Growing Development of e-Business Applications.  We believe that the growth and strategic importance of the Internet is significantly increasing the development of new software applications to conduct e-business. Our products are designed for, and marketed to, organizations implementing e-business applications. Many of our existing customers, including AOL Time Warner, Enron and Fidelity, have increased their purchases of our products to support their e-business applications.

    Extend Product Leadership.  We plan to build upon our database and Internet technologies to enhance and expand our product offerings for e-business initiatives and incorporate new technologies as they are introduced to the market. Additionally, we intend to continue to enhance our product leadership through the licensing or acquisition of complementary technologies or businesses. For example, in the fourth quarter of 2000, we acquired Advanced Software Technologies, Inc., adding GDPro to our existing product suite. Our products share a core technology architecture, which we believe provides significant advantages over competing products. This architecture reduces the cost of product development, accelerates the time-to-market for new products and enables us to maintain a common interface across the entire product suite. Our current products already feature a number of important technologies for facilitating the sharing and publication of applications and information over the Internet, including Java, HTML and XML.

    Leverage Our Installed Customer Base.  We believe that our installed customer base represents a significant revenue opportunity. During 2000, we issued over 22,500 new user licenses and received maintenance renewals for over 17,500 users. Most of our customers initially purchase only one or two of our products for a limited number of users in specific business locations. We believe that we can continue to sell more deeply into our installed customer base by selling additional licenses of purchased products, by cross-selling other products and by expanding departmental deployments into enterprise-wide implementations.

    Expand Our Direct Sales and Marketing Efforts.  We plan to increase sales by expanding our telesales efforts and continuing to build out our field sales organization. Our direct telesales force reduces the need for remote sales offices and customer site visits by effectively using the telephone and Internet for product demonstrations and product sales. We believe this direct telesales approach allows us to respond more rapidly to customer needs while maintaining an efficient, low-cost sales model. In 2000, we established a field sales organization focused on major enterprise customers to increase penetration and better manage major accounts in the United States and Europe. Our field sales organization facilitates enterprise-wide sales efforts.

    Expand Our International Distribution.  We intend to continue the expansion of our international distribution capabilities. Although our products are sold worldwide, revenues outside of North America represented only 14.1% and 10.9% of total revenues in 2000 and 1999, respectively. International revenues were generated primarily by Embarcadero Europe Ltd. We believe there is a significant opportunity to expand sales of our software products internationally. During 2000, we increased our European sales force to 12 representatives to focus on international accounts. We have entered into agreements with distributors in Australia, Latin America and Japan. We intend to increase our international distribution by expanding direct selling efforts through Embarcadero Europe Ltd. and our existing distributors and by developing relationships with additional international distributors.

Products

    Our suite of products enables organizations to design, develop and administer e-business applications and their underlying databases. Our products are designed to work individually as well as together to provide rapid development and optimal performance of applications that are critical as enterprises deploy and extend their information technology infrastructure. We can bundle our products to offer an integrated database life cycle solution for a particular database, such as Oracle, or to support a multi-vendor database environment, such as Oracle, Microsoft SQL Server and IBM DB2 UDB databases running simultaneously. Our products and their functionality are summarized below:

Database Life Cycle Phase	Product	Description
Design	ER/Studio	Captures business requirements and translates them into database applications from a graphical user interface
	GDPro	A flexible design and development tool for creating Java and C++ applications that are well integrated with the underlying database technology
Development	Rapid SQL	Streamlines the process of developing complex database code in a graphical environment
	Debugger	Add-on product to both DBArtisan and Rapid SQL that extends their functionality to help troubleshoot database-programming errors
Administration	DBArtisan	Ensures the availability, performance, security and recoverability of applications through the management of a mix of database types from a single graphical console
	DBArtisan Change Manager	Provides software configuration management for databases by storing accurate records of database changes over time
	DBArtisan Job Scheduler	Enterprise automation solution for the scheduling and management of database jobs and routine tasks

    Our products run on personal computers using Windows operating systems and manage databases that run in Unix, Windows NT and Linux environments. Our products support each of the most widely used database platforms, including Oracle, Microsoft SQL Server, IBM DB2 Universal Database and Sybase.

Database Design

    ER/Studio.  ER/Studio addresses the database design phase of the database life cycle. Designing a database begins with a detailed understanding of both the business requirements addressed by the application and their technical ramifications. By carefully creating a blueprint of the business requirements for an application, organizations are more likely to successfully build and rapidly deploy reliable databases.

    ER/Studio automates the process of capturing business requirements for an application's underlying database. With its intuitive graphical user interface, ER/Studio allows users to design databases using pictures or objects and reduces the need for users to know and write software code. ER/Studio automatically converts these objects into database code, which users can easily review and edit with simple mouse commands. In addition to designing new applications, customers can use ER/Studio to maintain, enhance and integrate existing applications. They can use ER/Studio's capabilities to reverse-engineer existing applications into easily understood diagrams. Once captured in a design format, users can easily annotate the intended functions of an application's elements.

    GDPro.  GDPro addresses the application design phase of the database life cycle. Whether creating a new application or enhancing an existing one, proper analysis and design can be a critical factor in the performance of an application and its underlying database once it is deployed.

    GDPro employs the use of the Unified Modeling Language (UML) to create easy to understand models that allows application developers to graphically layout the business requirements of an application and more efficiently write and document Java and C++ application code.

Database Development

    Rapid SQL.  Rapid SQL addresses the development phase of the database life cycle. A large portion of the software technology underlying an application is database code that implements business requirements. For example, database code required for e-commerce sites includes routines that check for the availability of inventory or that validate a purchaser's credit card number. Problems in writing complex database code can lead to substantial delays or even failure of the development project.

    Rapid SQL offers a rich graphical environment that streamlines the process of developing complex database code. Rapid SQL allows users to write database code more efficiently by using templates that reduce the need for manual coding. It also streamlines the testing process by automatically identifying programming errors. With Rapid SQL, customers can improve their productivity, cut development times and reduce programming errors.

    Debugger.  Debugger is an add-on product to both DBArtisan and Rapid SQL that extends their functionality to help troubleshoot database-programming errors. Developers often find it difficult to locate the source of programming errors, especially with large and complex database code. Generally, the hardest part of fixing an error is finding its underlying cause. Debugger is designed to simplify the process of troubleshooting errors by leading users through the execution of code in order to identify the source of errors quickly.

Database Administration

    DBArtisan.  DBArtisan addresses the administration phase of the database life cycle. After launching e-business applications, organizations rely on IT professionals to maintain the performance, availability, security and recoverability of the underlying databases. Database administration requires the constant attention of IT staff. Typical management tasks include backing up the information stored in a database, analyzing database integrity, controlling access to customer accounts and information, upgrading to new versions of databases, testing proposed changes to a database before implementing them and monitoring the availability of servers. Many of these projects can take hours, even days, to complete using traditional solutions.

    DBArtisan is designed to simplify database administration and facilitate day-to-day database management. Its easy-to-use graphical console permits the simultaneous administration of several databases and automates many tedious administrative tasks. For example, using DBArtisan, IT professionals can copy code from one database to another without manually entering any code, review graphs that indicate how much space is available in various databases and rapidly identify the source of a problem with an application. These capabilities can increase users' productivity and reduce human error, which can lead to increased application availability and performance.

    DBArtisan Change Manager.  DBArtisan Change Manager is a companion product to DBArtisan that is designed to extend its basic functionality to provide software configuration management for databases. DBArtisan Change Manager automates the tedious and error-prone process of capturing and managing complete definitions of databases, known as database schemas. It allows users to capture and archive objects comprising a database application and promotes the recoverability of databases by storing accurate records of database changes over time. For example, an Internet-based financial services company used DBArtisan Change Manager to safely move database code changes from development to test to production and shorten system downtime for database changes. As a result, the customer experienced fewer planned and unplanned outages of its web site.

    DBArtisan Job Scheduler.  DBArtisan Job Scheduler addresses the administration phase of the database life cycle. With organizations relying on applications and their underlying databases to provide a competitive advantage, IT professionals are under intense pressure to ensure that these applications are up-and-running with optimal performance. DBArtisan Job Scheduler fulfills the critical requirement of having a single console that is able to build, manage and deploy all jobs throughout the enterprise, maximizing the availability of critical applications and increasing the productivity of the IT professional.

Customers

    We have thousands of customers representing a wide, cross-industry spectrum of industrial corporations, service companies, financial institutions, government agencies and technology companies. During 2000, we issued over 22,500 new user licenses and received maintenance renewals for over 17,500 users.

    A representative sample of companies that have purchased at least $75,000 in software licenses and maintenance since January 1, 1997 includes:

Technology

  AOL Time Warner
  Hewlett-Packard
  Intel
  IBM
  Lucent Technologies
  Micron Technology
  UUNET

Financial Services

  Aetna
  Banc One
  Bank of America
  Barclays
  Bear Stearns
  CNA Financial
  Citigroup
  Credit Suisse First Boston
  Dresdner
  Dun & Bradstreet
  Goldman Sachs
  Fidelity
  FleetBoston Financial
  GE Capital
  JP Morgan
  Jackson National Life Insurance
  John Hancock
  MBNA
  MFS Investment Management
  Merrill Lynch
  Morgan Stanley Dean Witter
  Northwestern Mutual
  Providian Financial
  Prudential
  Reuters
  State Street Global Advisors
  Strong Capital Management
  Zurich Insurance

Telecommunications

  AT&T
  Bell Mobility
  BellSouth
  Excel Communications
  MCI WorldCom
  U.S. West
  Williams Communications

Services

  ADP
  Accenture
  Computer Sciences Corporation
  EDS
  Frank Russell Company
  Greyhound Lines
  Nielsen Media Research

Energy

  Bonneville Power
  Enron
  PG&E
  Sonat Energy Services
  TransCanada Pipelines

Other

  3M
  Anheuser-Busch
  Blue Cross and Blue Shield
  Kaiser Foundation Health Plan
  Lockheed Martin
  Merck-Medco
  NBC
  Owens-Illinois
  Sandia National Laboratories
  Sony
  State of Washington
  Universal Studios
  Walt Disney

Sales and Marketing

    North American Sales.  Historically, we have primarily sold our software in the U.S. and Canada through our direct telesales force, which has allowed us to efficiently build a broad customer base efficiently. By leveraging the effective use of the telephone and the Internet for product evaluations and sales, our direct telesales approach allows us to respond more rapidly to customer needs while maintaining an efficient, low-cost sales model. We intend to continue to build our telesales organization. In addition, we have recently started to build a focused field sales organization to complement the telesales force that will target major accounts. The field sales organization has already begun to facilitate further penetration and better management of large customer accounts and is driving larger sales transactions and enterprise-wide implementation of our products. Currently, sales cycles range between two to three months for departmental sales and up to six to twelve months for larger-scale implementations.

    International Sales.  We sell our software internationally through our European subsidiary as well as distributors, and we plan to expand our global distribution capabilities. International sales represented 14.1% and 10.9% of our total revenues in 2000 and 1999, respectively and were generated primarily by Embarcadero Europe Ltd., which manages the sales, marketing, distribution and support of our products in Europe, the Middle East and Africa. In other overseas markets, we sell our products through independent distributors, which generally have non-exclusive distribution rights for their respective territories. We have agreements with distributors in Australia, Latin America and Japan. Our agreement with the Japanese distributor provides the distributor with exclusive rights to sell our products to end users in Japan. Our international distributors perform sales, marketing and technical support functions for their local customers.

    Marketing.  Our marketing efforts focus on generating sales leads and building brand awareness about our products. Our marketing efforts include advertising in trade journals, promoting a strong web presence, maintaining an active public relations program, attending user group conferences, participating in major database trade shows and forging strategic alliances with other technology companies. We intend to increase our marketing efforts directed at IT management to facilitate wider deployments of our products. In addition, we may enter into strategic marketing relationships with other companies whose business goals complement our own.

Customer Service and Support

    Customer Service.  Our customer service department handles customer inquiries about product licensing. Customer service representatives activate customer licenses and are responsible for managing maintenance renewals. We team customer service representatives with salespeople in order to provide a coordinated approach to customer sales and service requirements.

    Technical Support.  We offer optional annual service contracts to customers that entitle them to receive all product upgrades and technical support. Our standard maintenance contract covers a 12-month period, is payable in advance and is renewable at the customer's option.

    Technical support is provided for North American customers through our offices in San Francisco, California. We currently offer technical support from 6 a.m. to 6 p.m., Pacific Time, Monday through Friday. In the future, we plan to offer premium service plans providing for around-the-clock service for an additional fee. We deliver technical support by email, fax or telephone. Depending on the product involved and the nature of the inquiry, a technical support dispatcher assigns and routes cases to the appropriate technical support engineer. As sales of our products grow, we plan to hire more support personnel.

    Internationally, our distributors are generally responsible for providing customer service and technical support. Our European subsidiary, Embarcadero Europe Ltd., is staffed to provide support for its customers.

Research and Development

    Our research and development efforts are focused primarily on enhancing our core technology and existing products, and developing additional applications that enable organizations to manage the database life cycle. Members of our research and development group have extensive experience in databases, database management software, design, enterprise applications and Internet technologies. We organize our research and development staff into discrete engineering teams responsible for specific products in each phase of the database life cycle. Our core engineering team is responsible for enhancing our current database administration products and exploring new product technologies for the administration phase of the database life cycle. Separate engineering teams focus on our database design and database development product lines. We supplement our internal software development efforts by using outside contractors when we believe they can perform discrete programming tasks more effectively. In addition, we are establishing relationships with contractors that may undertake product development efforts in exchange for fees and/or royalties.

    Our software development approach consists of a well-defined methodology that provides guidelines for planning, controlling and implementing projects. We employ a daily-build process that increases the collaboration, communication and accountability of all software development team members individually and collectively. Because we build on a core architecture, our products are tightly integrated, which helps to reduce the number of application development errors. Our engineering teams work closely with our quality assurance organization in an effort to ensure quality product releases. As each product development program approaches release, the software undergoes rigorous, iterative testing, bug fixing, code stabilization and documentation.

    Our future success depends largely on our ability to continue enhancing existing products and to develop new ones that reinforce our competitive position and our value proposition to customers. We have made and will continue to make substantial financial and organizational investments in research and development. Extensive product development input is obtained through customer feedback, by monitoring evolving user requirements and by evaluating competing products. We have instituted a product marketing function that is responsible for translating customer requirements and market opportunities into product development initiatives that our engineering teams can execute.

Proprietary Rights

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

    We may have to enter into litigation to enforce our intellectual property rights or to determine the validity and scope of the proprietary rights of others with respect to our rights. Litigation is generally very expensive and can divert the attention of management from daily operations. Accordingly, intellectual property litigation could materially adversely affect our business and operating results.

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

Competition

    The market for our products is highly competitive, dynamic and subject to rapidly changing technology. We compete primarily against other providers of application design and database management utilities, which include Computer Associates, Quest Software, BMC Software, Rational Software and other independent software vendors.

    Our products also compete with products offered by the manufacturers of the database services with which they are compatible, including Oracle, Microsoft and IBM. Some of these competing products are provided at no charge to their customers. We expect that companies such as Oracle, Microsoft and IBM will continue to develop and incorporate into their products applications which compete with our products and may take advantage of their substantial financial, technical, marketing and distribution resources in those efforts.

    We presently compete on numerous factors, including product functionality and heterogeneity, reliability, ease-of-use, performance, scalability, time-to-market, customer support and total cost of ownership. We believe that we currently compete favorably overall. However, the market for our products is dynamic and we may not compete successfully in the future with respect to one or more of these factors.

    Many of our competitors have longer operating histories, substantially greater financial, technical, marketing and other resources and greater name recognition than we do. They also may be able to respond more quickly than we can to changes in technology or customer requirements. Competition could seriously impede our ability to sell additional products on acceptable terms. Our competitors may:

  •
  develop and market new technologies that render our products obsolete, unmarketable or otherwise less competitive;
  •
  make strategic acquisitions or establish cooperative relationships among themselves or with other companies, thereby enhancing the functionality of their products or increasing their operating margins; or
  •
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

    Our growth rates may not be sustainable and you should not use our past performance to predict future operating margins or results. We believe that quarter-to-quarter comparisons of our historical results of operations are not indicative of our future performance. Our revenues and operating results may vary significantly from quarter to quarter due to a number of factors, including the factors discussed below under the captions:

  •
  "Large sales of our products and maintenance involve a lengthy sales cycle, which could cause delays in recognizing revenue or the failure to obtain revenue;"
  •
  "We expect to incur significant increases in our operating expenses in the foreseeable future, which may affect our profitability;"
  •
  "Acquisitions of companies or technologies may result in disruptions to our business;"
  •
  "If we are not able to enhance our products to adapt to rapid technological change, our products may not achieve market acceptance and we may suffer reduced gross margins and loss of market share;" and
  •
  "We may lose market share and be required to reduce prices as a result of competition from our existing competitors, independent software vendors and manufacturers of compatible software."

Seasonal variations in orders for our products also contribute to fluctuations in our quarterly operating results. These fluctuations are likely to cause corresponding volatility in our stock price, particularly if our operating results vary from analysts' expectations.

If sales of DBArtisan fall, our revenues and income may decline.

    A large portion of our revenues currently comes from sales of our DBArtisan product. In 2000, 1999 and 1998, DBArtisan accounted for approximately 46.6%, 48.3% and 56.3%, respectively, of our North American license revenues. We expect that sales of DBArtisan will continue to represent a substantial portion of our license revenues for the foreseeable future. In addition, most of our customers initiate a relationship with us by purchasing DBArtisan. If demand for DBArtisan declines due to competition, technological change or other factors, our revenues and income may decline significantly.

Large sales of our products and maintenance involve a lengthy sales cycle, which could cause delays in recognizing revenue or the failure to obtain revenue.

    In the past year, large sales of our products and maintenance to individual customers have increased. These large sales typically involve sales cycles from 6 months to 12 months, which is considerably longer than our historical sales cycle. This lengthy sales cycle is due to the need to educate and convince prospective customers of the value of our products and services and to gain approval from a variety of constituencies within a prospective customer, including key management personnel. The timing of our revenues has become more difficult to forecast because of this lengthy sales cycle for large sales. We may expend substantial funds and effort to negotiate these sales with prospective customers, but then be delayed in concluding, or be unable to conclude, sales of our products and maintenance. Any delay in, or failure to complete, sales in a particular period would reduce our revenues in that period, as well as subsequent periods over which revenues for the sale may be recognized. If our sales cycle unexpectedly lengthens in general or for one or more large sales, it could negatively affect the timing of our revenues and our revenue growth and may cause our revenues and operating results to vary significantly from period to period. If we were to experience a delay on a large order, it could harm our ability to meet our forecasts for a given period.

If we cannot manage our growth effectively, our rate of growth and income may decline.

    We have recently experienced a period of significant expansion in our operations, both through internal growth as well as through acquisitions of companies in the United Kingdom, Colorado and Canada. This growth has placed, and will continue to place, a significant strain on our management, administrative, operational and financial infrastructure and we may not be able to effectively manage our growth in the future. To support our expanding operations, we have increased the number of our full-time employees from 57 as of December 31, 1998, to 105 as of December 31, 1999, to 268 as of December 31, 2000. We expect to hire additional employees in all areas to manage our expanding operations. Our ability to manage growth requires that we continue to improve our operational, financial and management controls and procedures. If we are unable to manage this growth effectively, our rate of growth and our income may decline.

We expect to incur significant increases in our operating expenses in the foreseeable future, which may affect our profitability.

    We intend to substantially increase our operating expenses for the foreseeable future as we continue to increase our sales and marketing, research and development activities and customer support operations. In connection with these expanded operations, we will need to significantly increase our revenues. However, we will incur these increased expenses before we realize any increased revenues related to this spending. If these efforts do not significantly increase revenues, our profitability may decline.

The expansion of our international operations exposes us to risks.

    One aspect of our growth strategy is to expand our international operations. For example, in the fourth quarter of 2000, we acquired companies with operations in the United Kingdom and Canada. As a result, we could face a number of risks from our expanding international operations, including:

  •
  staffing and managing foreign operations;
  •
  increased financial accounting and reporting complexities;
  •
  potentially adverse tax consequences;
  •
  the loss of revenues and net income resulting from currency fluctuations;
  •
  compliance with a wide variety of complex foreign laws and treaties;
  •
  reduced protection for intellectual property rights in some countries;
  •
  licenses, tariffs and other trade barriers;
  •
  longer sales and payment cycles; and
  •
  costs and difficulties of customizing products for foreign countries.

    Further expansion of our international operations may require significant management attention and financial resources and may place burdens on our management, administrative, operational and financial infrastructure. Our possible investments in establishing facilities in other countries may not produce desired levels of revenue or profitability.

If we do not continue to add new customers, we will not be able to sustain or increase our revenues.

    Our license arrangements do not generally provide for substantial ongoing license or maintenance payments. Therefore, our future revenue growth depends on our continued success in attracting new customers or expanding our relationships with existing customers. Our ability to attract new customers and expand our relationships with existing customers will depend on a variety of factors, including the performance, quality, breadth and depth of our current and future products and maintenance. Our failure to add new customers or to expand our relationships with existing customers would reduce our future revenues.

If our products do not perform as expected, we may lose customers, our costs will increase and revenues may be delayed or lost.

    Computer software such as ours often contains undetected errors and may contain design flaws. Errors may be found in current versions, new versions or enhancements of our products after we make commercial shipments. If our software contains undetected errors, performs unreliably, or if we otherwise fail to meet our customers' expectations, we may suffer:

  •
  loss of revenues, market share or customers;
  •
  negative publicity and harm to our reputation;
  •
  diversion of research and development and management resources;
  •
  increased maintenance and warranty costs;
  •
  legal actions by customers against us; and
  •
  increased insurance costs.

Acquisitions of companies or technologies may result in disruptions to our business.

    In the fourth quarter of 2000, we acquired Embarcadero Europe Ltd., based in Maidenhead, United Kingdom, Advanced Software Technologies, Inc., based in Littleton, Colorado and EngineeringPerformance, Inc., based in Toronto, Canada. To realize the benefits of these recent acquisitions, we must successfully integrate these operations into our existing operations. This integration has required and will continue to require significant time and resources to manage. If we are unable to successfully integrate with our existing operations these and any other businesses, products or technologies that we acquire, we may not receive the intended benefits of such acquisitions and the revenue and operating results of the combined company may decline. In addition, acquisitions may subject us to unanticipated liabilities or risks. We may continue to make additional strategic acquisitions of companies, products or technologies as necessary in order to implement our business strategy. Any acquisition may temporarily disrupt our operations and divert management's attention from day-to-day operations.

    While we financed our recent acquisitions primarily with working capital, we may incur debt or issue equity securities to finance future acquisitions. The issuance of equity securities for any acquisition could be substantially dilutive to our stockholders. In addition, our profitability may suffer due to acquisition-related expenses or amortization costs for acquired goodwill and other intangible assets.

If we are not able to enhance our products to adapt to rapid technological change, our products may not achieve market acceptance and we may suffer reduced gross margins and loss of market share.

    The market for our products is characterized by rapid technological change, frequent product introductions and enhancements, uncertain product life cycles and changes in customer demands and industry standards. Our success depends on our ability to continue to:

  •
  enhance our current products;
  •
  introduce new products that keep pace with technological developments;
  •
  satisfy increasingly complicated customer requirements;
  •
  integrate our products with multiple database platforms; and
  •
  modify our products as database platforms change.

    However, due to the nature of computing environments and the performance demanded by customers for database management software, new products and product enhancements could require longer development and testing periods than we currently anticipate. Moreover, if we develop new products that do not achieve market acceptance, we may not be able to recoup development and marketing expenses, which could harm our operating results.

    The introduction of new technologies and the emergence of new industry standards may render our existing products obsolete and unmarketable. Delays in the general availability of new releases or problems in the installation or implementation of new releases could harm our business and operating results. We may not be successful in developing and marketing, on a timely and cost-effective basis, new products or new product enhancements that respond to technological change, evolving industry standards or customer requirements. Our failure to do so would render our products obsolete and would harm our ability to compete. In addition, our products and product enhancements may not achieve market acceptance.

If we are not able to attract and retain qualified personnel, our business will not be able to grow.

    Our success depends on the continued service of our executive officers and other key administrative, sales and marketing, research and development and support personnel, some of whom have recently joined us, including our vice president of marketing, chief technology officer and vice president of human resources. None of our executive officers or key employees is bound by an employment agreement for any specific term and we do not maintain any key person life insurance policies. If we lose the services of one or more of our executive officers or key employees, or if one or more of them decide to join a competitor or otherwise compete directly or indirectly with us, our business could be seriously harmed. We intend to hire a significant number of additional sales, marketing, administrative and research and development personnel over the next several months. Our business will not be able to grow if we cannot attract, retain and motivate qualified personnel. Competition for qualified employees is intense and we may not be able to attract, assimilate or retain highly qualified personnel in the future. There has in the past been and there may in the future be a shortage of personnel that possess the technical background necessary to sell, support and develop our products effectively. Some of our current employees and those that we seek to hire may be subject to non-competition or non-solicitation covenants that could further limit our ability to attract or retain qualified personnel.

We may be required to change our revenue recognition policies based on changing implementation guidelines and interpretations, which may cause our revenues and operating results to fluctuate unexpectedly.

    In recent years, software revenue recognition rules have been under heavy review and interpretation by various accounting authoritative and regulatory bodies, including the American Institute for Certified Public Accountants and the Financial Accounting Standards Board. These reviews and interpretations have resulted in significant changes in the practices and standards for recognizing revenues in software companies. The rapid pace of change in these standards could result in significantly different standards in the future. We may have to change our methods of revenue recognition to comply with new standards, and any such change could cause deferment of revenue recognized in current periods to subsequent periods or accelerated recognition of deferred revenue to current periods, either of which could cause shortfalls in meeting securities analysts' and investors' expectations in any period. Any such shortfalls could have an adverse impact on our stock price.

We rely on a continuous power supply to conduct our business, and California's current energy crisis could disrupt our operations and increase our expenses.

    California is in the midst of an energy crisis that could disrupt our operations and increase our expenses. In the event of an acute power shortage, which occurs when power reserves for the State of California fall below 1.5%, California has on occasion implemented, and may in the future continue to implement, rolling blackouts throughout California. We currently do not have backup generators or alternate sources of power in the event of a blackout, and our current insurance does not provide coverage for any damages we or our customers may suffer as a result of any interruption in our power supply. If blackouts interrupt our power supply, we would be temporarily unable to continue operations at our facilities. This could damage our reputation, harm our ability to retain existing customers and to obtain new customers, and could result in lost revenue, any of which could substantially harm our business and results of operations.

    Furthermore, the regulatory changes affecting the energy industry instituted in 1996 by the California government has caused power prices to increase. Under the revised regulatory scheme, utilities were encouraged to sell their plants, which traditionally had produced most of California's power, to independent energy companies that were expected to compete aggressively on price. Instead, due in part to a shortage of supply, wholesale prices have increased dramatically over the past year. If wholesale prices continue to increase, our operating expenses will likely increase, as our principal facilities are located in California.

We are susceptible to business interruptions that could harm our business.

    Our operations are vulnerable to damage or interruption from computer viruses, human error, natural disasters, telecommunications failures, intentional acts of vandalism and similar events. In particular, our corporate headquarters are located in San Francisco, which is known for seismic activity. We have not established a formal disaster recovery plan, and our back-up operations and our business interruption insurance may not be adequate to compensate us for losses that occur. A significant business interruption would result in losses or damages incurred by us and would harm our business.

Insiders have substantial control over us, which could limit others' ability to influence the outcome of key transactions.

    Our executive officers and directors, in the aggregate, hold 35.5% of our outstanding common stock. These stockholders, if acting together, can influence significantly all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions.

Our operating results could be harmed if the general economy or the database industry is in a downward cycle.

    The markets into which we sell our products are cyclical and are subject to general economic conditions. The database industry is subject to significant downturns in connection with, or in anticipation of, declines in general economic conditions. For example, a number of companies that sell the database platforms that our products support, including Oracle, have failed to meet analysts' revenue and earnings expectations. In addition, we believe that the recent economic downturn has had an impact on capital spending in the database market.

    We are uncertain as to how long and how deep the current downturn may be in the database market. Any continued or further slowdowns in the database market or in general economic conditions would likely result in a reduction in demand for our products and could harm our businesses.

We expect the price of our common stock to remain volatile, making it difficult for our stockholders to predict the return on their investment.

    Since our initial public offering, the market price of our common stock has fluctuated significantly in response to a number of factors, some of which are beyond our control, including:

  •
  quarterly variations in our operating results;
  •
  changes in financial estimates by securities analysts;
  •
  changes in market valuation of software and Internet companies;
  •
  announcements that we or our competitors make related to significant contracts, acquisitions, capital committments, strategic partnerships or product introductions or enhancements;
  •
  additions or departures of key personnel;

  •
  future sales of common stock;
  •
  stock market price and volume fluctuations, which are particularly volatile among securities of software and Internet companies; and
  •
  sales of significant amounts of our common stock or other securities in the open market.

    General economic conditions, such as recession or interest rate or currency rate fluctuations in the United States or abroad, could negatively affect the market price of our common stock. Moreover, the market for technology and Internet-related companies has experienced extreme volatility that often has been unrelated to the operating performance of particular companies. These fluctuations may adversely affect the trading price of our common stock, regardless of our actual operating performance.

Provisions of our charter and bylaws and Delaware law could deter takeover attempts that might be beneficial to our stockholders.

    Provisions of our amended and restated certificate of incorporation and bylaws as well as Delaware law could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders. We are subject to the provisions of Delaware law which restrict business combinations with interested stockholders, which may have the effect of inhibiting a non-negotiated merger or other business combinations.

Employees

    As of December 31, 2000, we had 268 employees, 104 of whom were engaged in research and development, 103 in sales and marketing, 29 in customer service and support and 32 in finance and administration. Our future performance depends largely on our continuing ability to attract, train and retain highly qualified technical, sales, service, marketing and managerial personnel. None of our employees is represented by a collective bargaining agreement. We have not experienced any work stoppages and consider our relations with our employees to be good.

Item 2. Properties

    Our headquarters currently occupy approximately 32,600 square feet in San Francisco, California pursuant to leases that expire in June 2004 and July 2008. Our Colorado office occupies approximately 13,200 square feet in Littleton, Colorado pursuant to a lease that expires in August 2003. In addition, we maintain a research and development facility of approximately 6,500 square feet in Monterey, California pursuant to a lease that expires in September 2005. We have additional field sales and software development offices in the United States, Canada and the United Kingdom.

    We believe that our facilities are adequate and that, if required, we can lease suitable additional space to accommodate expansion.

Item 3. Legal Proceedings

    Embarcadero is not currently a party to any material pending legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

    No matters were submitted during the fourth quarter of the year ended December 31, 2000.

PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder Matters

    Our common stock is traded on the Nasdaq National Market under the symbol "EMBT." Our common stock began trading on the Nasdaq on April 20, 2000, the date of our initial public offering. The following table sets forth the range of high and low sales prices for each period indicated.

	High	Low
Fiscal 2000
Second Quarter (from April 20, 2000)	$36.94	$10.38
Third Quarter	55.50	22.00
Fourth Quarter	66.50	19.88

    We had approximately 53 stockholders of record as of December 31, 2000. However, we believe there is a significantly larger number of beneficial holders of our common stock.

    We have never declared or paid any cash dividends on our capital stock. We currently intend to retain future earnings, if any, for development of our business and, therefore, do not anticipate that we will declare or pay cash dividends on our capital stock in the foreseeable future.

    We made the following unregistered sale of our securities during the three months ended December 31, 2000:

    In November 2000, we issued 50,000 shares of common stock to Stonegate Insurance Co., Ltd. in exchange for 100% of the shares of Engineering Performance, Inc.

    There were no underwriters employed in connection with the above transaction.

    The issuance of the securities described above was deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act and Regulation D promulgated thereunder as transactions by an issuer not involving a public offering.

    The recipient of the securities represented its intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were affixed to the share certificate issued in the transaction.

Item 6. Selected Consolidated Financial Data

    The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and related notes and with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this report. The consolidated statement of operations data for the years ended December 31, 1998, 1999 and 2000 and the consolidated balance sheet data as of December 31, 1999 and 2000 are derived from our consolidated financial statements included elsewhere in this report. Data for the years ended December 31, 1996 and

1997 and as of December 31, 1996, 1997 and 1998 are derived from financial statements not included in this report.

	Year Ended December 31,
	1996	1997	1998	1999	2000
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Revenues:
License (including sales to affiliate of $1,473 and $1,962 in 1999 and 2000, respectively)	$2,650	$3,434	$6,510	$13,406	$28,558
Maintenance	338	1,152	2,609	5,446	12,372

Total revenues	2,988	4,586	9,119	18,852	40,930
Cost of revenues:
License, other	197	200	321	460	654
Amortization of acquired technology	—	—	—	—	115
Maintenance	116	132	251	647	1,378

Total cost of revenues	313	332	572	1,107	2,147

Gross profit	2,675	4,254	8,547	17,745	38,783
Operating expenses:
Research and development	1,152	1,892	2,795	4,815	10,257
Sales and marketing	1,007	1,531	2,734	5,665	16,205
General and administrative	237	580	1,005	4,985	9,255
Purchased in-process research and development	—	—	—	—	7,180
Amortization of goodwill and other intangible assets	—	—	—	—	815

Total operating expenses	2,396	4,003	6,534	15,465	43,712

Income (loss) from operations	279	251	2,013	2,280	(4,929)
Interest income	—	52	52	88	1,655
Other expenses	—	—	—	—	(468)

Income (loss) before income taxes	279	303	2,065	2,368	(3,742)
Provision for income taxes	(5)	(2)	(45)	(82)	(3,857)

Income (loss) before share in affiliated company profit (loss)	274	301	2,020	2,286	(7,599)
Share in profit (loss) of affiliated company	—	—	8	(100)	(230)

Net income (loss)	274	301	2,028	2,186	(7,829)
Deemed preferred stock dividend	—	—	—	—	(1,218)

Net income (loss) available to common stockholders	$274	$301	$2,028	$2,186	$(9,047)

Net income (loss) available to common stockholders per share:
Basic	$0.02	$0.02	$0.12	$0.11	$(0.36)

Diluted	$0.01	$0.01	$0.10	$0.10	$(0.36)

Shares used in per share calculation:
Basic	16,800	16,800	16,810	20,070	24,973

Diluted	20,727	21,078	21,230	21,877	24,973

Non-cash stock-based compensation included in the above expenses:
Cost of revenues	$—	$—	$—	$26	$34
Research and development	—	—	63	550	333
Sales and marketing	—	—	27	277	3,509
General and administrative	—	—	9	3,408	6,045

	$—	$—	$99	$4,261	$9,921

	As of December 31,
	1996	1997	1998	1999	2000
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$215	$—	$13	$1,804	$34,745
Working capital	699	1,192	(578)	(256)	31,059
Total assets	921	1,590	2,706	6,648	69,977
Notes payable to stockholders	—	—	—	1,000	—
Total stockholders' equity (deficit)	479	351	(216)	748	56,261

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

    The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Consolidated Financial Statements and related notes included in this Annual Report on form 10-K. This report contains forward-looking statements that involve risks and uncertainties. All these statements are based on information available to us as of the date hereof, and we assume no obligation to update any forward-looking statements. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of certain risk factors including, but not limited to, those discussed under the heading "Factors That May Affect Future Results."

Overview

    We provide software products that enable organizations to build and manage e-business applications and their underlying databases. Our suite of products allows customers to manage the database life cycle, which is the process of creating, deploying and enhancing databases in response to evolving business and software application requirements. By simplifying the management of the database life cycle, our products allow organizations to rapidly develop and ensure the availability of critical e-business applications.

    We were incorporated in California as Client Worx, Inc. in July 1993 and changed our name to Embarcadero Technologies, Inc. in October 1993. We reincorporated in Delaware in February 2000. At our inception, we focused on developing and marketing software for use with Sybase and Microsoft SQL Server databases. In December 1993, we introduced Rapid SQL for Sybase and Microsoft SQL Server database development. In July 1994, we introduced DBArtisan for the administration of Sybase and Microsoft SQL Server databases. In March 1996, we released ER/Studio, our database design solution, which was our first product to offer support for IBM DB2 Universal Database, Informix and Oracle, as well as Sybase and Microsoft SQL Server.

    The success of ER/Studio's multi-vendor support led us to add support for other major databases to our other products. We added Oracle support to DBArtisan in April 1997 and to Rapid SQL in January 1998. We added support for IBM DB2 Universal Database to both products in mid-1998. In 1998, we also began to enhance our products with add-ons and companion products. In October 1998, we offered our first standalone companion product, ER/Studio Viewer, which complemented the ER/Studio product. In April 1999, we introduced DBArtisan Schema Manager as a standalone companion product and changed the product name to DBArtisan Change Manager in January 2000. We introduced PL/SQL Debugger and SQL Profiler add-ons to extend the functionality of Rapid SQL and DBArtisan in January 2000.

    During the fourth quarter of 2000, we completed three acquisitions: Embarcadero Europe Ltd., Advanced Software Technologies, Inc. and EngineeringPerformance, Inc. Embarcadero Europe Ltd. serves as our sales and marketing office for Europe, the Middle East and Africa. In connection with our acquisition of Advanced Software Technologies, Inc., we introduced GDPro, an application design product.

Sources of Revenue and Revenue Recognition Policy

    Total revenues consist of revenues earned under software license agreements and maintenance agreements. We adopted the provisions of Statement of Position 97-2, or SOP 97-2, effective January 1, 1998. Revenues from software license agreements are recognized upon shipment, provided that a signed contract exists, the fee is fixed and determinable and collection of the resulting receivable is probable.

    Revenues from software licenses sold through distributors are recognized under the same criteria because distributors only purchase products to fulfill specific customer orders and do not hold any inventory of our products.

    We recognize revenues from maintenance fees, including amounts allocated from product revenues for ongoing customer support and product updates, ratably over the period of the maintenance contract. Payments for maintenance fees are generally made in advance and are non-refundable. For contracts with multiple obligations (e.g., deliverable and undeliverable products and maintenance), revenues are allocated to each undelivered component of the contract based on objective evidence of its fair value, which is specific to us. We recognize revenues allocated when the criteria for revenues set forth above are met.

    We market our software and related maintenance services directly through our telesales and field sales organizations in the United States, Canada and the United Kingdom, and indirectly through our distribution partners worldwide. We intend to expand our international sales activities in an effort to increase revenues from foreign sales. To date, our primary international distributor has been our wholly-owned subsidiary, Embarcadero Europe Ltd.

Results of Operations

    The following table sets forth the percentage of total revenues represented by certain items in our consolidated statements of operations for the periods indicated:

	Year Ended December 31,
	1998	1999	2000
Revenues:
License	71.4%	71.1%	69.8%
Maintenance	28.6	28.9	30.2

Total revenues	100.0	100.0	100.0
Cost of revenues:
License, other	3.5	2.4	1.6
Amortization of acquired technology	—	—	0.3
Maintenance	2.8	3.4	3.4

Total cost of revenues	6.3	5.9	5.3

Gross profit	93.7	94.1	94.7
Operating expenses:
Research and development	30.7	25.5	25.0
Sales and marketing	30.0	30.1	39.6
General and administrative	11.0	26.4	22.6
Purchased in-process research and development	—	—	17.5
Amortization of goodwill and other intangible assets	—	—	2.0

Total operating expenses	71.7	82.0	106.7

Income (loss) from operations	22.1	12.1	(12.0)
Interest income	0.6	0.5	4.0
Other expenses	—	—	(1.1)

Income (loss) before income taxes	22.7	12.6	(9.1)
Provision for income taxes	(0.5)	(0.4)	(9.4)

Income (loss) before share in affiliated company loss	22.2	12.2	(18.5)
Share in profit (loss) of affiliated company	0.1	(0.6)	(0.6)

Net income (loss)	22.2	11.6	(19.1)
Deemed preferred stock dividend	—	—	(3.0)

Net income (loss) available to common stockholders	22.2%	11.6%	(22.1)%

Years Ended December 31, 1998, 1999 and 2000

Revenues

    Total Revenues.  Total revenues were $9.1 million, $18.9 million and $40.9 million for 1998, 1999 and 2000, respectively, representing an increase of 106.7% from 1998 to 1999 and 117.1% from 1999 to 2000.

    License.  License revenues were $6.5 million, $13.4 million and $28.6 million for 1998, 1999 and 2000, respectively, representing an increase of 105.9% from 1998 to 1999 and 113.0% from 1999 to 2000. The increase from 1998 to 1999 was due to greater market acceptance of our products. This increase was enhanced by the introduction of new versions of our ER/Studio and Rapid SQL products in 1998 and new versions of our ER/Studio and DBArtisan products in 1999. The increase from 1999 to 2000 was due to greater market acceptance of our products, greater breadth of product offerings and an increase in sales staff and sales staff productivity.

    Maintenance.  Maintenance revenues were $2.6 million, $5.4 million and $12.4 million for 1998, 1999 and 2000, respectively, representing an increase of 108.7% from 1998 to 1999 and 127.2% from 1999 to 2000. The increase in each year was due to the then current increase in the number of licenses sold and a corresponding increase in customer base and maintenance renewals.

Cost of Revenues

	Year Ended December 31,
	1998	1999	2000
	(in thousands)
Cost of Revenues:
License:
License, other	$321	$460	$654
Amortization of acquired technology	—	—	115

Total license	321	460	769

Maintenance:
Maintenance, other	251	621	1,344
Non-cash stock-based compensation	—	26	34

Total maintenance	251	647	1,378

Total cost of revenues	$572	$1,107	$2,147

    License.  Cost of license revenues consists primarily of product media and packaging, shipping fees, royalties, duplication expenses and amortization of acquired technology. Cost of license revenues was $321,000, $460,000 and $769,000 for 1998, 1999 and 2000, respectively, representing an increase of 43.3% from 1998 to 1999 and 67.2% from 1999 to 2000. The increase in absolute dollars from 1998 to 1999 was due to an increase in the number of licenses sold. The increase in absolute dollars from 1999 to 2000 was due to an increase in the number of licenses sold and amortization of acquired technology. Cost of license revenues represented 4.9%, 3.4% and 2.7% of license revenues in 1998, 1999 and 2000, respectively. This decrease from 1998 to 1999 to 2000 was due to economies of scale for media and packaging purchasing and duplication services. Cost of license revenues as a percentage of license revenues may vary in the future depending on the mix of internally-developed versus externally-licensed products and product components.

    Maintenance.  Cost of maintenance revenues consists primarily of salaries, non-cash stock-based compensation and related costs for customer support personnel. Cost of maintenance revenues was $251,000, $647,000 and $1.4 million for 1998, 1999 and 2000, respectively, representing an increase of

157.8% from 1998 to 1999 and 113.0% from 1999 to 2000. Cost of maintenance revenues represented 9.6%, 11.9% and 11.1% of maintenance revenues in 1998, 1999 and 2000, respectively. Excluding non-cash stock-based compensation, cost of maintenance revenues represented 9.6%, 11.4%, 10.9% of maintenance revenues in 1998, 1999 and 2000, respectively. The increase in absolute dollars from 1998 to 1999 to 2000 was due primarily to an increase in the number of customer support personnel hired to service our expanding customer base. We expect cost of maintenance revenues to increase in absolute dollars in future periods as we hire more support personnel.

Operating Expenses

  Research and Development

	Year Ended December 31,
	1998	1999	2000
	(in thousands)
Research and Development:
Research and development, other	$2,732	$4,265	$9,924
Non-cash stock-based compensation	63	550	333

Total research and development	$2,795	$4,815	$10,257

    Research and development expenses consist primarily of personnel and related expenses, including payroll, non-cash stock-based compensation, employee benefits, and equipment and software required to develop, test and enhance products. Research and development expenses were $2.8 million, $4.8 million and $10.3 million for 1998, 1999 and 2000, respectively, representing an increase of 72.3% from 1998 to 1999 and 113.0% from 1999 to 2000. The increase in absolute dollars from 1998 to 1999 to 2000 was due primarily to increases in the number of development personnel in our research and development organization and the associated increase in overhead allocation. As a percentage of total revenues, research and development expenses were 30.7%, 25.5% and 25.0% in 1998, 1999 and 2000, respectively. Excluding non-cash stock-based compensation, as a percentage of total revenues, research and development expenses were 30.0%, 22.6%, and 24.2% in 1998, 1999 and 2000, respectively. We expect research and development expenses to increase in absolute dollars in future periods as additional development personnel are hired and as we expand our product development activities.

  Sales and Marketing

	Year Ended December 31,
	1998	1999	2000
	(in thousands)
Sales and Marketing:
Sales and marketing, other	$2,707	$5,388	$12,696
Non-cash stock-based compensation	27	277	3,509

Total sales and marketing	$2,734	$5,665	$16,205

    Sales and marketing expenses consist primarily of non-cash stock-based compensation, salaries, commissions earned by sales personnel, recruiting costs, trade shows, travel and other marketing communication costs, such as advertising and promotion. Sales and marketing expenses were $2.7 million, $5.7 million and $16.2 million for 1998, 1999 and 2000, respectively, representing an increase of 107.2% from 1998 to 1999 and 186.1% from 1999 to 2000. The increase in absolute dollars from 1998 to 1999 was primarily due to increases in headcount and related expenses. The increase in absolute dollars from 1999 to 2000 was due to increases in headcount and related expenses as well as an increase in non-cash stock-based compensation. As a percentage of total revenues, sales and marketing expenses were 30.0%, 30.1% and 39.6% in 1998, 1999 and 2000, respectively. Excluding non-cash stock-based compensation, as a percentage of total revenues, sales and marketing expenses were 29.7%, 28.6% and 31.0% in 1998, 1999 and 2000, respectively. We plan to invest substantial resources to expand our selling efforts and to execute marketing programs that build the awareness and brand equity of our products. As a result, we expect sales and marketing expenses to increase in absolute dollars in future periods.

  General and Administrative

	Year Ended December 31,
	1998	1999	2000
	(in thousands)
General and Administrative:
General and administrative, other	$996	$1,577	$3,210
Non-cash stock-based compensation	9	3,408	6,045

Total general and administrative	$1,005	$4,985	$9,255

    General and administrative expenses consist primarily of non-cash stock-based compensation, salaries and related expense and costs related to our infrastructure expansion. General and administrative expenses were $1.0 million, $5.0 million and $9.3 million for 1998, 1999 and 2000, respectively, representing an increase of 396.0% from 1998 to 1999 and 85.7% from 1999 to 2000. The increase in absolute dollars from 1998 to 1999 to 2000 was due to an increase in headcount and related expenses as well as an increase in non-cash stock-based compensation. As a percentage of total revenues, general and administrative expenses were 11.0%, 26.4% and 22.6% in 1998, 1999 and 2000, respectively. The increase from 1998 to 1999 and 2000 was primarily due to an increase in non-cash stock-based compensation. Excluding non-cash stock based compensation, general and administrative expenses as a percentage of total revenues were 10.9%, 8.4% and 7.8% in 1998, 1999 and 2000, respectively. We expect general and administrative expenses to increase in absolute dollars as we expand our administrative staff and facilities to support larger operations.

    Amortization of Goodwill and Other Intangible Assets.  In connection with the acquisitions of Advanced Software Technologies, Inc., EngineeringPerformance, Inc., and the remaining 56% of Embarcadero Europe Ltd., we recorded $21.4 million of goodwill and intangibles in 2000. The total amortization of these costs was $930,000 in 2000. These assets will be amortized over their useful lives, ranging from two to four years. We had no such costs or related amortization expense in previous years.

    Purchased In-Process Research and Development.  On November 7, 2000, we acquired Advanced Software Technologies, Inc. In connection with this acquisition, we expensed $1.2 million of purchased in-process research and development. The in-process technology related to two identifiable projects: a major version release of Advanced Software Technologies' GDPro product, and a new software product that will feature design and documentation features. The purchased in-process research and development for each project was $750,000 and $450,000, respectively. The projects were approximately 25% and approximately 30% complete at the time of the acquisitions, with significant remaining development efforts necessary to complete the projects. These efforts included:

  •
  enhancing and broadening support of large-team, multi-user functions;
  •
  broadening use to integrated development environments; and
  •
  integrating with our existing technology.

The estimated cost to complete the two projects at the time of the acquisition was less than $2.0 million and was based on the projected number of man-hours necessary to complete the projects. At the time of the acquisition, the projects were expected to be completed in three to twelve months.

    On November 10, 2000, we acquired EngineeringPerformance, Inc. In connection with this acquisition, we expensed $6.0 million of purchased in-process research and development. The in-process technology related to a software product that will be used to test and analyze the performance of e-business applications. The purchased in-process research and development was $6.0 million. The project was approximately 35% complete at the time of the acquisition, with significant remaining development efforts necessary to complete the project. These efforts included extending support to cover all industry standard protocols and maximizing capability and compatibility across multiple platforms. The estimated cost to complete the project at the time of the acquisition was less than $2.0 million and was based on the projected number of man-hours necessary to complete the project. At the time of the acquisition, the project was expected to be completed in three to nine months.

    If the projects are not successfully completed, or are not completed in a timely manner, we may not achieve our product pricing and growth rates and we may not realize the financial benefits expected from the projects.

    The values assigned to the in-process research and development acquired in the above acquisitions were based on established valuation techniques. At the time of the acquisitions, the in-process research and development was expensed as a non-recurring charge, as the in-process technology had not yet reached technological feasibility. The fair value allocation to in-process research and development was determined by:

  •
  identifying the research projects for each acquisition for which technological feasibility had not been achieved and which had no alternative future use at the acquisition date;
  •
  estimating the additional costs to be incurred to develop the in-process research and development into commercially viable products;
  •
  assessing the stage and expected date of completion of the research and development effort at the acquisition date; and
  •
  estimating the resulting net cash flows, and then estimating the net present value of the cash flows back to their present value.

    The discount rate includes a risk-adjusted rate to take into account the uncertainty surrounding the successful development of the purchased in-process technology. The discount rate applied to the project cash flows was 24% for the in-process technology of Advanced Software Technologies, Inc. and 35% for EngineeringPerformance, Inc. The valuation for Advanced Software Technologies, Inc. includes cash-inflows from in-process technology through 2004 with revenue expected to commence in 2000 and 2002 from the respective projects. The valuation for EngineeringPerformance, Inc. includes cash-inflows from in-process technology through 2005 with revenue expected to commence in 2001. We believe that the estimated in-process technology amounts represent fair value and do not exceed the amount a third-party would pay for the projects.

    We had no charges for purchased in-process research and development in prior years. Purchased in-process research and development costs in future years will depend entirely upon acquisition activities and cannot be estimated in advance of an acquisition.

    Provision for Income Taxes.  Provision for income taxes was $45,000 in 1998, $82,000 in 1999 and $3.9 million in 2000. The increase from 1998 and 1999 to 2000 is due to an increase in our effective tax rate resulting from our conversion to a C corporation from an S corporation for income tax purposes effective January 1, 2000, an increase in non-deductible expenses for tax purposes partially offset by an increase in tax free interest income and tax benefit arising from disqualifying dispositions. We are now subject to corporate federal and state income taxes.

    Share in Loss of Affiliated Company.  In September 1998, we acquired a 44% interest in Embarcadero Europe Ltd., which became our affiliated distributor for Europe, the Middle East and Africa. Our share in the loss of Embarcadero Europe Ltd. was $230,000 for 2000. With our acquisition of the remaining 56% of Embarcadero Europe Ltd. in October 2000, its operations are now consolidated into our consolidated financial statements.

Liquidity and Capital Resources

    We have funded our business to date from cash generated by our operations and financings. In April 2000, we completed our initial public offering of common stock, resulting in net proceeds to us of $43.0 million. As of December 31, 2000, we had cash and cash equivalents of $34.7 million.

    Cash provided by operating activities was $3.2 million, $7.2 million and $9.4 million for 1998, 1999 and 2000, respectively.

    Cash used in investing activities was $305,000, $882,000 and $27.0 million for 1998, 1999 and 2000, respectively. In all three years, cash used in investing activities was related to purchases of computer equipment and software, leasehold improvements and fixtures. Additionally, in 2000, $24.3 million of the cash used in investing activities was used to acquire other entities as described below.

    During the fourth quarter of 2000, we completed three acquisitions, all accounted for under the purchase method of accounting. Under this method of accounting, the purchase price is allocated to the value of the assets acquired and liabilities assumed based on their estimated fair values.

    In October 2000, we acquired the remaining 56% interest in our affiliate, Embarcadero Europe Ltd., for $3.2 million in cash. Pursuant to the transaction, Embarcadero Europe Ltd., which is based in Maidenhead, United Kingdom, became our wholly-owned subsidiary. Embarcadero Europe Ltd. serves as our sales and marketing office for Europe, the Middle East and Africa. The acquisition of Embarcadero Europe Ltd. extends our international distribution potential.

    In November 2000, we acquired Advanced Software Technologies, Inc., based in Littleton, Colorado, for $13.4 million in cash. Advanced Software Technologies, Inc. is the developer of GDPro, software that enables the design, development, maintenance and enhancement of e-business applications that support Java and C++ programming languages. The acquisition enables us to provide a visual modeling solution to further support the development of efficient e-business applications.

    In November 2000, we acquired EngineeringPerformance, Inc., based in Toronto, Canada, for approximately $7.9 million in cash and 50,000 shares of our common stock valued at approximately $1.9 million. EngineeringPerformance is a developer of database performance analysis and testing software. This acquisition provides us with the technology and engineering knowledge to accelerate the introduction of new products that complement our current suite of products.

    Net cash provided by financing activities was $50.5 million in 2000. In the year ended December 31, 2000, cash flow from financing activities came predominately from our initial public offering of common stock resulting in net proceeds to us of $43.0 million, and to a lesser extent from the tax benefit from disqualifying dispositions of stock options, the proceeds from the sale of our Series A preferred stock and the exercise of stock options under our stock option plan. Net cash used in financing activities in the years ended December 31, 1998 and 1999 was primarily from the distribution of cash to our stockholders.

    We have a $2.0 million revolving credit facility with a bank that bears interest at the prime rate and expires on May 31, 2001. As of December 31, 2000, we had not utilized this credit facility. Our credit facility requires us to maintain various quarterly financial covenants including covenants related to our tangible net worth, working capital and total liabilities. We are in compliance with all of the financial covenants under the facility.

    We believe that our existing cash balances and cash equivalents and cash from operations will be sufficient to finance our operations through at least the next 18 months. If additional financing is needed, there can be no assurance that such financing will be available to us on commercially reasonable terms, or at all.

Recently Issued Accounting Standards

    In June 1998, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes new standards of accounting and reporting for derivative instruments and hedging activities and will be adopted by us in 2001. SFAS 133 requires that all derivatives be recognized at fair value in the statement of financial position, and that the corresponding gains or losses be reported either in the statement of operations or as a component of comprehensive income, depending on the type of hedging relationship that exists. We do not expect the adoption of SFAS 133 to have a material impact on our financial position and results of operations.

    In December, 1999, the SEC issued Staff Accounting Bulletin 101, or SAB 101, which summarizes the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. SAB 101 became effective in the fourth quarter of 2000. The adoption of SAB 101 did not have a material effect on our financial position, results of operations or cash flow.

    In March 2000, the FASB issued FASB Interpretation No. 44 "Accounting for Certain Transactions Involving Stock Compensation and interpretation of APB Opinion No. 25." This interpretation has provisions that are effective on staggered dates, some of which began after December 15, 1998 and others that became effective after June 30, 2000. The adoption of this interpretation did not have a material effect on the Company's financial position, results of operations or cash flow.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

    Market risk represents the risk of loss that may impact the financial position, results of operations or cash flows of the company due to adverse changes in financial market prices, including interest rate risk, foreign currency exchange rate risk, commodity price risk and other relevant market rate or price risks.

Interest Rate Risk

    We are exposed to some market risk through interest rates related to the investment of our current cash and cash equivalents of $34.7 million as of December 31, 2000. These funds are generally invested in highly liquid investments with short-term maturities such as municipal securities with daily or weekly floating maturities. This risk is not considered material and we believe that our potential interest rate exposure is minimal.

Foreign Exchange Risk

    Currently, the majority of our sales and expenses are denominated in U.S. dollars and, as a result, we have not experienced significant currency related gains or losses to date.

    As sales by our wholly-owned subsidiary, Embarcadero Europe Ltd., increase, we will be exposed to greater volatility in fluctuations of the pound sterling, the euro and potentially other currencies as well. We used one hedging contract in the fourth quarter of 2000 to hedge our foreign-currency fluctuation risks. We do not use derivative financial instruments for speculative trading purposes.

Item 8. Consolidated Financial Statements and Supplementary Data

REPORT OF INDEPENDENT ACCOUNTANTS

     To the Board of Directors and Stockholders
of Embarcadero Technologies, Inc.

    In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of changes in stockholders' equity (deficit) and of cash flows present fairly, in all material respects, the financial position of Embarcadero Technologies, Inc. and its subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

San Jose, California
January 12, 2001
except for Note 11, which
is as of March 7, 2001

EMBARCADERO TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31,
	1999	2000
ASSETS
Current Assets:
Cash and cash equivalents	$1,804	$34,745
Trade accounts receivable, net of allowance for doubtful accounts of $153 in 1999 and $232 in 2000	2,834	6,622
Related party accounts receivable	696	—
Prepaid expenses and other current assets	310	3,408

Total current assets	5,644	44,775
Property and equipment, net	958	3,299
Goodwill and other intangible assets, net	—	20,522
Deferred income taxes	—	1,117
Other assets	46	264

Total assets	$6,648	$69,977

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$806	$4,797
Deferred revenue	4,094	7,939
Notes payable to stockholders	1,000	—
Deferred tax liabilities	—	980

Total current liabilities	5,900	13,716

Commitments (Note 6)
Stockholders' Equity:
Convertible preferred stock: $0.001 par value; no shares authorized, issued or outstanding at December 31, 1999; 5,000,000 shares authorized at December 31, 2000; no shares issued and outstanding at December 31, 2000	—	—
Common stock: no and $0.001 par value at December 31, 1999 and 2000, respectively; 40,000,000 and 60,000,000 shares authorized at December 31, 1999 and 2000; 21,175,564 and 26,970,817 shares issued and outstanding at December 31, 1999 and 2000, respectively	—	27
Additional paid-in capital	14,663	70,949
Deferred stock-based compensation	(10,049)	(6,886)
Accumulated deficit	(3,866)	(7,829)

Total stockholders' equity	748	56,261

Total liabilities and stockholders' equity	$6,648	$69,977

The accompanying notes are an integral part of these consolidated financial statements.

EMBARCADERO TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended December 31,
	1998	1999	2000
Revenues:
License (including sales to affiliate of $1,473 and $1,962 in 1999 and 2000, respectively)	$6,510	$13,406	$28,558
Maintenance	2,609	5,446	12,372

Total revenues	9,119	18,852	40,930

Cost of Revenues:
License:
License, other	321	460	654
Amortization of acquired technology	—	—	115

Total license	321	460	769

Maintenance:
Maintenance, other	251	621	1,344
Non-cash stock-based compensation	—	26	34

Total maintenance	251	647	1,378

Total cost of revenues	572	1,107	2,147

Gross profit	8,547	17,745	38,783

Operating Expenses:
Research and development:
Research and development, other	2,732	4,265	9,924
Non-cash stock-based compensation	63	550	333

Total research and development	2,795	4,815	10,257

Sales and marketing:
Sales and marketing, other	2,707	5,388	12,696
Non-cash stock-based compensation	27	277	3,509

Total sales and marketing	2,734	5,665	16,205

General and administrative:
General and administrative, other	996	1,577	3,210
Non-cash stock-based compensation	9	3,408	6,045

Total general and administrative	1,005	4,985	9,255

Purchased in-process research and development	—	—	7,180
Amortization of goodwill and other intangible assets	—	—	815

Total operating expenses	6,534	15,465	43,712

Income (loss) from operations	2,013	2,280	(4,929)
Interest income	52	88	1,655
Other expenses	—	—	(468)

Income (loss) before income taxes	2,065	2,368	(3,742)
Provision for income taxes	(45)	(82)	(3,857)

Income (loss) before share in affiliated company profit (loss)	2,020	2,286	(7,599)
Share in profit (loss) of affiliated company	8	(100)	(230)

Net income (loss)	2,028	2,186	(7,829)
Deemed preferred stock dividend	—	—	(1,218)

Net income (loss) available to common stockholders	$2,028	$2,186	$(9,047)

Net Income (Loss) Available to Common Stockholders Per Share:
Basic	$0.12	$0.11	$(0.36)

Diluted	$0.10	$0.10	$(0.36)

Shares Used in Per Share Calculation:
Basic	16,810	20,070	24,973

Diluted	21,230	21,877	24,973

The accompanying notes are an integral part of these consolidated financial statements.

EMBARCADERO TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
(in thousands)

			Convertible Preferred Stock
	Common Stock
					Additional Paid-in Capital	Deferred Stock-Based Compensation	Notes Receivable from Stockholders	Retained Earnings (Accumulated Deficit)	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance at January 1, 1998	16,800	$—	—	$—	$62	$(27)	$—	$315	$350
Exercise of common stock options	38	—	—	—	2	—	—	—	2
Deferred compensation related to stock options granted	—	—	—	—	168	(168)	—	—	—
Amortization of deferred stock-based compensation	—	—	—	—	—	99	—	—	99
Distributions to stockholders	—	—	—	—	—	—	—	(2,695)	(2,695)
Net income	—	—	—	—	—	—	—	2,028	2,028

Balance at December 31, 1998	16,838	—	—	—	232	(96)	—	(352)	(216)
Exercise of common stock options	4,337	—	—	—	217	—	(216)	—	1
Payment on notes receivable from Stockholders for purchase of Common stock	—	—	—	—	—	—	216	—	216
Deferred compensation related to stock options granted	—	—	—	—	14,214	(14,214)	—	—	—
Amortization of deferred stock-based compensation	—	—	—	—	—	4,261	—	—	4,261
Distributions to stockholders	—	—	—	—	—	—	—	(5,700)	(5,700)
Net income	—	—	—	—	—	—	—	2,186	2,186

Balance at December 31, 1999	21,175	—	—	—	14,663	(10,049)	—	(3,866)	748
Reincorporation in Delaware	—	21	—	—	(21)	—	—	—	—
Termination of subchapter S election	—	—	—	—	(3,866)	—	—	3,866	—
Exercise of common stock options	692	1	—	—	952	—	—	—	953
Issuance of common stock in connection with the Company's initial public offering, net of issuance costs	4,800	5	—	—	43,029	—		—	43,034
Issuance of common stock in connection with a business combination	50	—	—	—	1,935	—	—	—	1,935
Issuance of Series A preferred stock	—	—	254	1,829	—	—	—	—	1,829
Allocation of discount on preferred stock	—	—	—	—	1,218	—	—	—	1,218
Deemed preferred stock dividend	—	—	—	—	(1,218)	—	—	—	(1,218)
Conversion of preferred stock to common stock	254	—	(254)	(1,829)	1,829	—	—	—	—
Deferred compensation related to stock options granted	—	—	—	—	6,758	(6,758)	—	—	—
Amortization of deferred stock-based compensation	—	—	—	—	—	9,921	—	—	9,921
Tax benefit arising from disqualifying disposition of stock options	—	—	—	—	5,670	—	—	—	5,670
Net loss	—	—	—	—	—	—	—	(7,829)	(7,829)

Balance at December 31, 2000	26,971	$27	—	$—	$70,949	$(6,886)	$—	$(7,829)	$56,261

The accompanying notes are an integral part of these consolidated financial statements.

EMBARCADERO TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	1998	1999	2000
Cash Flows from Operating Activities:
Net income (loss)	$2,028	$2,186	$(7,829)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	178	252	398
Provision for doubtful accounts	39	50	137
Amortization of acquired technology	—	—	115
Purchased in-process research and development	—	—	7,180
Amortization of goodwill and other intangible assets	—	—	815
Amortization of deferred stock-based compensation	99	4,261	9,921
Share in loss (profit) of affiliated company	(8)	100	230
Loss on disposal of property and equipment	12	14	331
Deferred income taxes, net	—	—	(717)
Changes in assets and liabilities:
Trade accounts receivable	(502)	(1,210)	(2,488)
Related party accounts receivable	(176)	(520)	(1,538)
Prepaid expenses and other current assets	(342)	170	(2,758)
Accounts payable and accrued liabilities	58	506	3,166
Deferred revenue	1,857	1,389	2,604
Other long-term assets	—	(42)	(125)

Net cash provided by operating activities	3,243	7,156	9,442

Cash Flows from Investing Activities:
Purchase of property and equipment	(297)	(882)	(2,660)
Investment in affiliated company	(8)	—	—
Acquisition of subsidiaries	—	—	(24,327)

Net cash used in investing activities	(305)	(882)	(26,987)

Cash Flows from Financing Activities:
Cash overdraft	(232)	—	—
Proceeds from issuance of common stock	—	—	43,034
Tax benefit arising from disqualifying diposition of stock options	—	—	5,670
Proceeds from issuance of preferred stock	—	—	1,829
Repayments on notes payable to stockholders	—	—	(1,000)
Distributions to stockholders	(2,695)	(4,700)	—
Proceeds from exercise of stock options	2	1	953
Payments on notes receivable from stockholders	—	216	—

Net cash provided by (used in) financing activities	(2,925)	(4,483)	50,486
Net increase in cash and cash equivalents	13	1,791	32,941
Cash and cash equivalents at beginning of year	—	13	1,804

Cash and cash equivalents at end of year	$13	$1,804	$34,745

Supplemental Cash Flow Information:
Cash paid for income taxes	—	$56	$2,315

Supplemental Non-cash Investing and Financing Activities:
Deferred stock-based compensation	$168	$14,214	$6,758

Notes payable (distribution) to stockholders	$—	$1,000	$—

Exercise of common stock options for notes receivable	$—	$216	$—

Issuance of common stock in connection with a business combination	$—	$—	$1,935

Deemed preferred stock dividend	$—	$—	$1,218

Conversion of preferred stock to common stock	$—	$—	$1,829

The accompanying notes are an integral part of these consolidated financial statements.

EMBARCADERO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Organization and Summary of Significant Accounting Policies

Description of business

    Embarcadero Technologies, Inc. (the "Company") was incorporated in California on July 23, 1993 and reincorporated in Delaware on February 15, 2000. The Company provides software products that enable organizations to build and manage e-business applications and their underlying databases. The Company's suite of products allows customers to manage the database life cycle, which is the process of creating, deploying and enhancing databases in response to evolving business and software application requirements. By simplifying the management of the database life cycle, the Company's products allow organizations to rapidly develop and ensure the availability of critical e-business applications.

    The Company markets its software and related maintenance services directly through telesales and field sales organizations in the United States, Canada and the United Kingdom, and indirectly through independent distributors in Australia, Latin America and Japan.

Consolidation

    The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

Stock split

    On February 10, 2000, in conjunction with the initial public offering of the Company's common stock, the Company's Board of Directors approved and effected a two for one (2:1) stock split of the Company's common stock. All share, per share, and conversion amounts relating to common stock, preferred stock, and stock options included in the accompanying consolidated financial statements and footnotes have been restated to reflect the stock splits for all periods presented.

Use of estimates

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. These estimates include levels of allowances for accounts receivable, valuation of deferred tax assets and value of the Company's capital stock. Actual results could differ from these estimates.

Cash and cash equivalents

    The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Fair value of financial instruments

    The Company's consolidated balance sheets include the following financial instruments: cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and notes payable. The Company considers the carrying value of cash, accounts receivable, accounts payable, accrued liabilities and notes payable in the consolidated financial statements to approximate fair value for these financial instruments due to their short maturity.

Foreign currency translation

    In accordance with Statement of Financial Accounting Standards ("SFAS") No. 52, "Foreign Currency Translation," the United States dollar is considered to be the functional currency for the Company and its subsidiaries. Therefore, gains and losses from translation adjustments of $5,000 and $242,000 in the years ended 1999 and 2000, respectively, are charged to income and expense in the Company's consolidated statements of operations.

Concentration of credit risk

    The Company maintains its cash and cash equivalents with high credit quality financial institutions. The Company has not experienced any losses on its deposits of cash and cash equivalents. The Company performs ongoing credit evaluations of its customers' financial condition and, generally, requires no collateral from its customers. The Company records an allowance for doubtful accounts receivable for credit losses at the end of each period, based on an analysis of individual aged accounts receivable balances. As a result of this analysis, the Company believes that its allowance for doubtful accounts was adequate at December 31, 1998, 1999 and 2000.

    The activity in the allowance for the doubtful accounts is summarized as follows (in thousands):

	1998	1999	2000
Allowance balance at January 1	$84	$114	$153
Amounts charged to expense	39	50	137
Amounts written off	(9)	(11)	(58)

Allowance balance at December 31	$114	$153	$232

Property and equipment

    Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, three years for computer equipment and software and five years for furniture and fixtures. Leasehold improvements are amortized using the straight-line method over the lesser of their estimated useful life or the lease term. Gains and losses from the disposal of property and equipment are taken into income in the year of disposition. Repairs and maintenance costs are expensed as incurred.

Impairment of long-lived assets

    The Company evaluates the recoverability of long-lived assets in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." SFAS 121 requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds the future undiscounted cash flows applicable to such assets. At December 31, 1999 and 2000, there was no impairment of long-lived assets.

Revenue recognition

    Total revenues consist of revenues earned under software license agreements and maintenance agreements. The Company adopted the provisions of Statement of Position 97-2, or SOP 97-2, effective

January 1, 1998. Revenues from software license agreements are recognized upon shipment, provided that a signed contract exists, the fee is fixed and determinable and collection of the resulting receivable is probable.

    Revenues from software licenses sold through distributors are recognized under the same criteria because distributors only purchase products to fulfill specific customer orders and do not hold any inventory of the Company's products.

    The Company recognizes revenues from maintenance fees, including amounts allocated from product revenues for ongoing customer support and product updates ratably over the period of the maintenance contract. Payments for maintenance fees are generally made in advance and are non-refundable. For contracts with multiple obligations (e.g., deliverable and undeliverable products and maintenance), revenues are allocated to each undelivered component of the contract based on objective evidence of its fair value, which is specific to the Company. The Company recognizes revenues allocated when the criteria for revenues set forth above are met.

Cost of revenues

    Cost of license revenues includes costs associated with the delivery of software products, royalties for third party embedded software and amortization of acquired technology. Cost of maintenance revenues includes salaries and related expenses for the service organization, including stock-based compensation.

Stock-based compensation

    Pursuant to SFAS No. 123, "Accounting for Stock-Based Compensation," the Company accounts for employee stock options under Accounting Principles Board Opinion ("APB") No. 25 and follows the disclosure-only provisions of SFAS 123. Under APB No. 25, compensation expense is based on the difference, if any, on the date of the grant, between the estimated fair value of the Company's shares and the exercise price of options to purchase that stock. For purposes of estimating the compensation cost of the Company's option grants in accordance with SFAS No. 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model.

Capitalized software development costs

    Software development costs are included in research and development and are expensed as incurred. Under SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," some software development costs are capitalized after technological feasibility is established. The capitalized cost is then amortized on the straight-line basis over the estimated product life, or on the ratio of current revenues to total projected product revenues, whichever is greater. To date, the period between technological feasibility, which generally has been defined as the establishment of a working model, typically occurs when the beta testing commences, and the general availability of such software has been short and software development costs qualifying for capitalization have been insignificant. Accordingly, the Company has not capitalized any software development costs.

Comprehensive income

    Effective January 1, 1998, the Company adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting comprehensive income and its components in financial statements. Comprehensive income, as defined, includes all changes in equity (net assets) during a period from non-owner sources. To date, the Company does not have any significant components required to be reported in comprehensive income other than its net income.

Goodwill and other intangible assets

    Purchased intangible assets are presented at cost, net of accumulated amortization. Amortization is calculated using the straight-line method over estimated useful lives of two to four years. Goodwill arising from acquisitions (Note 2) is amortized using the straight-line method over four years.

Income taxes

    Until February 2000, the Company elected to be taxed under the S corporation provisions of the Internal Revenue Code. Thus, the stockholders of the Company were allocated their pro rata share of the Company's income in their individual returns. Due to its S corporation status, the Company was only subject to California corporate state income taxes. In February 2000, the Company converted from an S corporation to a C corporation, effective as of January 1, 2000. Accordingly, the Company is subject to federal and state income taxes.

    Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. The provision for income tax expense is comprised of income taxes payable for the current period, plus the net change in deferred tax amounts during the period.

Historical net income (loss) available to common stockholders, per share

    The Company computes historical net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share." Basic net income (loss) per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net income (loss) per share reflects the potential dilution of securities by including stock options in the weighted average number of common shares outstanding for a period, if dilutive.

    A reconciliation of the numerator and denominator used in the calculation of historical basic and diluted net income (loss) available to common stockholders per share follows (in thousands, except per share data):

	Year Ended December 31,
	1998	1999	2000
Historical net income (loss) available to common stockholders per share, basic and diluted:
Numerator for net income (loss) available to common stockholders, basic and diluted	$2,028	$2,186	$(9,047)
Denominator for basic earnings per share:
Weighted average vested common shares outstanding	16,810	20,070	24,973

Net income (loss) available to common stockholders per share basic	$0.12	$0.11	$(0.36)

Denominator for diluted net income (loss) available to common stockholders per share:
Weighted average vested common shares outstanding	16,810	20,070	24,973
Effect of dilutive securities—Common stock options	4,420	1,807	—

Weighted average common and common equivalent shares	21,230	21,877	24,973

Net income (loss) available to common stockholders per share diluted	$0.10	$0.10	$(0.36)

Anti dilutive securities not included in net income (loss) available to common stockholders per share calculation—common stock options	—	109	3,944

Recent accounting pronouncements

    In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes new standards of accounting and reporting for derivative instruments and hedging activities and will be adopted by the Company in 2001. SFAS 133 requires that all derivatives be recognized at fair value in the statement of financial position, and that the corresponding gains or losses be reported either in the statement of operations or as a component of comprehensive income, depending on the type of hedging relationship that exists. The Company does not expect the adoption of SFAS 133 to have a material impact on the Company's financial position and results of operations.

    In December, 1999, the SEC issued Staff Accounting Bulletin 101, or SAB 101, which summarizes the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. SAB 101 became effective during the fourth quarter of 2000. The adoption of SAB 101 did not have a material effect on the Company's financial position, results of operations or cash flow.

    In March 2000, the FASB issued FASB Interpretation No. 44 "Accounting for Certain Transactions Involving Stock Compensation and interpretation of APB Opinion No. 25." This interpretation has provisions that are effective on staggered dates, some of which began after December 15, 1998 and others that became effective after June 30, 2000. The adoption of this interpretation did not have a material effect on the Company's financial position, results of operations or cash flow.

2.  Acquisitions

    In October 2000, we acquired the remaining 56% interest in our affiliate, Embarcadero Europe Ltd., for approximately $3.2 million in cash. Pursuant to the transaction, Embarcadero Europe Ltd., which is based in Maidenhead, United Kingdom, became our wholly-owned subsidiary. Embarcadero Europe Ltd. serves as our sales and marketing office for Europe, the Middle East and Africa. The acquisition of Embarcadero Europe Ltd. extends our international distribution potential.

    In November 2000, we acquired Advanced Software Technologies, Inc. based in Littleton, Colorado for approximately $13.4 million in cash. Advanced Software Technologies, Inc. is the developer of GDPro, software that enables the design, development, maintenance and enhancement of e-business applications that support Java and C++ programming languages.

    In November 2000, we acquired EngineeringPerformance, Inc. based in Toronto, Canada for approximately $7.9 million in cash and 50,000 shares of the Company's common stock valued at approximately $1.9 million. EngineeringPerformance is a developer of database performance analysis and testing software. The acquisition provides us with the technology and engineering knowledge to accelerate the introduction of new products that complement our current suite of products.

    The acquisitions were accounted for under the purchase method of accounting in accordance with APB Opinion No. 16, "Business combinations." Under the purchase method of accounting, the purchase price is allocated to the assets acquired and liabilities assumed based on their estimated fair values. The excess of the purchase price over the fair value of the net identifiable liabilities of approximately $21.4 million represents goodwill and other intangible assets and is amortized over the estimated useful lives of two to four years. Approximately $7.2 million was allocated to purchased in-process research and development and expensed at the date of acquisitions.

    The Company's allocation of the aggregate purchase price is based on management's analysis and estimates of the fair values of the tangible assets and liabilities and intangible assets, as follows (in thousands):

	Amount	Useful lives (years)
Tangible liabilities, net	$(1,271)	—
Purchased in-process research and development	7,180	—
Technology	3,230	4
Intangible assets related to the workforce	4,350	2
Goodwill	11,539	4
Other intangible assets	2,240	4

	$27,268

    In connection with the acquisitions of Advanced Software Technologies, Inc. and EngineeringPerformance, Inc., the Company allocated approximately $1.2 million and $6.0 million, respectively ($7.2 million in the aggregate), to purchased in-process research and development, which was expensed at the date of the respective acquisitions.

    The values assigned to the purchased in-process research and development were based on established valuation techniques, and management analysis and estimates. At the dates of the acquisitions, the purchased in-process research and development charges were expensed as non-recurring charges, as the in-process technology had not yet reached technological feasibility.

    The projects included in purchased in-process research and development, the percent complete and the value assigned to each project are as follows (in thousands):

Project	Estimate of Percent Complete	Value Assigned
Advanced Software Technologies, Inc.:
Project A	25%	$750
Project B	30%	450

		$1,200

EngineeringPerformance, Inc.:
Project A	35%	$6,000

Total purchased in-process research and development		$7,200

    The fair value allocation to in-process research and development was determined by identifying the research projects for each acquisition for which technological feasibility had not been achieved and which had no alternative future use at the acquisition date; estimating the additional costs to be incurred to develop the in-process research and development into commercially viable products; assessing the stage and expected date of completion of the research and development effort at the acquisition date; and estimating the resulting net cash flows and then estimating the net present value of the cash flows back to their present value based on a discount rate. The discount rate is risk-adjusted to take into account the uncertainty surrounding the successful development of the purchased in-process technology. The discount rate applied to the project cash flows was 24% for the in-process technology of Advanced Software Technologies, Inc. and 35% for EngineeringPerformance, Inc.

    The valuation for Advanced Software Technologies, Inc. includes cash-inflows from in-process technology through 2004 with revenue commencing in 2000 and 2002 from the two in-process projects. The valuation for EngineeringPerformance, Inc. includes cash-inflows from in-process technology through 2005 with revenue commencing in 2001. The Company believes that the estimated in-process technology amounts represent fair value and do not exceed the amount a third-party would pay for the projects.

    If the projects are not successfully completed, or are not completed in a timely manner, management's product pricing and growth rates may not be achieved and the Company may not realize the financial benefits expected from the projects.

    The consolidated financial statements include the results of the Company and the results of each acquired entity from each date of acquisition.

    The following table summarizes unaudited consolidated information for the Company, Embarcadero Europe Ltd., EngineeringPerformance, Inc. and Advanced Software Technologies, Inc. (in

thousands, except per share amounts), giving effect to these acquisitions as if they had occurred on January 1, 1999 and exclude purchased in-process research and development:

	Pro Forma for the year ended December 31,
	1999	2000
	(unaudited)	(unaudited)
Total revenues	$21,705	$44,473

Loss before income taxes	(8,314)	(6,315)

Net loss available to common stockholders	(7,153)	(10,327)

Loss per share—basic and diluted	$(0.36)	$(0.41)

3.  Balance Sheet Accounts (in thousands):

	December 31,
	1999	2000
Property and equipment, net:
Computer equipment and software	$976	$3,183
Furniture and fixtures	205	532
Leasehold improvements	159	712

	1,340	4,427
Less: Accumulated depreciation and amortization	(382)	(1,128)

	$958	$3,299

Goodwill and other intangible assets, net:
Technology	$—	$3,230
Intangible assets related to the workforce	—	4,350
Goodwill	—	11,539
Other intangible assets	—	2,333

	—	21,452
Less: Accumulated amortization	—	(930)

	$—	$20,522

Accounts payable and accrued liabilities:
Payroll and related expenses	$305	$1,290
Sales tax payable	132	244
Accrued state income tax	82	—
Acquisition costs payable	—	2,088
Other	287	1,175

	$806	$4,797

4.  Related Party Transactions

    In September 1998, the Company invested $8,000 in a foreign entity, Embarcadero Europe Ltd., resulting in approximately a 44% ownership interest in Embarcadero Europe Ltd. The investment was accounted for under the equity method. In October 2000, the Company exercised its option to acquire the remaining 56% ownership interest in Embarcadero Europe Ltd. for approximately $3.2 million in cash (see Note 2). In 1998, 1999 and through the date of acquisition of the remaining 56% of this entity, the Company had software product and maintenance revenues from Embarcadero Europe Ltd. totaling $18,000, $1.9 million and $2.0 million, respectively, and reimbursed Embarcadero Europe Ltd. for marketing and administrative expenses of $156,000, $714,000 and $0, respectively.

    In 1999 and 2000, the Company leased office space controlled by an individual who became a stockholder and employee of the Company in 1999. Total payments for rent were $51,000 and $115,000 for the years ended December 31, 1999 and 2000, respectively. The lease was terminated in November 2000.

5.  Income Taxes

    In January 2000, the Company began operating as a C corporation. Prior to that, the Company was an S corporation and, accordingly, was not subject to federal income tax. The provision for income taxes consists of the following (in thousands):

	December 31,
	1998	1999	2000
Current:
Federal	$—	$—	$3,813
State	45	82	744
Foreign	—	—	17

	45	82	4,574
Deferred (benefit):
Federal	—	—	(657)
State	—	—	(60)

	—	—	(717)

Total provision for income taxes	$45	$82	$3,857

    In 2000, income (loss) before taxes consisted of a $6.1 million loss from U.S. operations and $2.4 million of income from foreign operations.

    The effective tax rate for the year ended December 31, 2000 differs from the applicable U.S. statutory federal income tax rate as follows:

December 31, 2000
U.S. statutory federal tax rate	35.0%
State taxes, net of federal benefit	5.8%
Amortization of goodwill and other intangible assets	(78.7)%
Non-cash stock-based compensation	(66.6)%
Tax exempt interest and other permanent differences	(7.3)%
Research and development credits	8.7%

Effective tax rate	(103.1)%

    The primary components of the net deferred tax asset are as follows (in thousands):

December 31, 2000
Deferred tax asset:
Net operating losses, federal and state	$2,883
State taxes	264
Allowances and accruals	277

Deferred tax asset	3,424
Deferred tax liability:
Non-goodwill intangibles	(3,287)

Net deferred tax asset	$137

    As part of the acquisitions made during the fourth quarter of 2000, the Company acquired net operating losses ("NOLs") approximating $7.6 million for federal and state tax purpose. These NOLs can be carried forward to offset future taxable income, if any. The NOL carryforwards begin to expire in 2006. Pursuant to the provisions of Section 382 of the Internal Revenue Code, utilization of the NOLs are subject to limitations due to a greater than 50% change in ownership of the acquired companies.

6.  Commitments

Bank credit facility

    The Company has a $2.0 million revolving credit facility with a bank that bears interest at the prime rate and expires on May 31, 2001. The credit facility requires the Company to maintain various quarterly financial covenants including covenants related to tangible net worth, working capital and total liabilities. As of December 31, 2000, we had not utilized this credit facility.

Royalty obligations

    In December 1998, the Company entered into an agreement to license and integrate certain third party software into the Company's products, under which the Company is obligated to pay royalties on proceeds from sales of such products. The initial term of the agreement was two years. The agreement is automatically extended for additional one-year terms thereafter, unless either party gives at least two months advance notice of termination. In 1999 and 2000, the Company paid royalty fees of approximately $101,000 and $217,000, respectively, under this agreement.

Reimbursement of expenses

    In connection with the Company's investment in Embarcadero Europe Ltd. (see Note 4), the Company was obligated to reimburse Embarcadero Europe Ltd. for marketing and distribution expenses of $43,000 a month. Effective September 1999, the Company agreed to amend the agreement to reimburse expenses at the higher of a rate of 25% of Embarcadero Europe Ltd.'s gross revenues or a monthly amount of $43,000. In October 2000, Embarcadero Europe Ltd. became a wholly-owned subsidiary of the Company (see Note 2).

Leases

    The Company leases office space and equipment under noncancelable operating lease agreements that expire at various dates through 2008. Rent expense for the years ended December 31, 1998, 1999 and 2000 was $118,000, $308,000 and $1.2 million, respectively. The terms of the facility leases provide for rental payments on a graduated scale. The Company recognizes rent expense on a straight-line basis over the lease period and has accrued for rent expense incurred but not paid.

    Future minimum lease payments under noncancelable operating leases, including lease commitments entered into subsequent to December 31, 2000, are as follows (in thousands):

Year Ended December 31,	Operating Leases
2001	$2,095
2002	2,518
2003	2,162
2004	1,614
2005	1,230
Thereafter	2,759

Total minimum lease payments	$12,378

7.  Stockholders' equity

Initial public offering

    In April 2000, the Company completed an initial public offering and issued 4,800,000 shares of common stock to the public at a price of $10.00 per share. As a result of the offering, the Company received approximately $43.0 million, net of underwriting discounts, commissions, offering costs and expenses payable by the Company. Simultaneously, all outstanding shares of preferred stock were automatically converted into common stock.

Preferred stock

    The Company is authorized to issue 5,000,000 shares of preferred stock, none of which is issued or outstanding. The Board of Directors has the authority to issue the stock in one or more series and to fix rights, preferences, privileges and restrictions, and the number of shares constituting any series and the designation of such series, without any further vote or action by the stockholders.

    In February 2000, the Company sold 253,893 shares of series A convertible preferred stock for $1.8 million. The holders of Series A convertible preferred stock had certain rights and preferences including voting rights, dividends, liquidation and conversion.

    The conversion ratio of the series A convertible preferred stock was 1:1. Conversion was automatic in the event of a public offering of the Company's common stock that met certain specified criteria. In connection with the Company's initial public offering in April 2000, all outstanding shares of Series A convertible preferred stock were converted into 253,893 shares of common stock.

    The Company incurred a charge for a deemed preferred stock dividend against earnings attributable to common stockholders of approximately $1.2 million in the year ended December 31, 2000.

EMBARCADERO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.  Stock Option Plans

Amended and Restated Embarcadero Technologies, Inc. 1993 Stock Option Plan

    In November 1993, the Company adopted the 1993 Stock Option Plan (the "Plan"). The Plan provides for the granting of stock options to employees and consultants of the Company. Options granted under the Plan may be either incentive stock options or nonqualified stock options. Incentive stock options ("ISO") may be granted only to Company employees (including officers and directors who are also employees). Nonqualified stock options ("NSO") may be granted to Company employees and consultants. At December 31, 2000, the Company had reserved 11,300,000 shares of Common Stock for issuance under the Plan. In February 2000, the Company's Board of Directors and stockholders approved the amendment and restatement of the 1993 Stock Option Plan. A total of 11,300,000 shares of common stock have been authorized for issuance under the 1993 Stock Option Plan as amended. Options under the Plan may be granted for periods of up to ten years and at prices no less than 100% of the estimated fair value of the shares on the date of grant as determined by the Board of Directors, provided, however, that the exercise price of an ISO and NSO granted to a 10% stockholder shall not be less than 110% of the estimated fair value of the shares on the date of grant. Options are exercisable at such times and under such conditions as determined by the Board of Directors.

2000 Nonemployee Directors Stock Option Plan

    The Company adopted the 2000 Nonemployee Directors Stock Option Plan in February 2000 and has reserved a total of 200,000 shares of common stock for issuance thereunder. Of these shares, 50,000 were subject to outstanding options as of December 31, 2000. Under the plan, each director receives an automatic grant of a nonstatutory stock option to purchase 25,000 shares of common stock on the date on which such person first becomes a director. At the first board of directors meeting immediately following each annual stockholders meeting beginning with the 2001 annual stockholders meeting, the Company automatically grants each director a nonstatutory option to purchase 5,000 shares of common stock. The exercise price of options under the plan is equal to the fair market value of the common stock on the date of grant. The maximum term of the options granted under the plan is ten years. The options become exercisable over three years in equal quarterly installments. At December 31, 2000, approximately 6,000 options were exercisable at a weighted average exercise price of $18.00 per common stock option. The plan will terminate in February 2010, unless terminated earlier in accordance with the provisions of the plan.

    Activity under the Plans is set forth as follows (in thousands, except per share amounts):

	Number of Shares Available	Number Of Options Issued and Outstanding	Weighted Average Exercise Price Per Share	Aggregate Price
Balances, January 1, 1998	6,756	4,544	$0.05	$227
Options granted	(177)	177	0.05	9
Options exercised	—	(38)	0.05	(2)
Options cancelled	96	(96)	0.05	(5)

Balances, December 31, 1998	6,675	4,587	0.05	229
Options granted	(2,599)	2,599	0.85	2,209
Options exercised	—	(4,337)	0.05	(217)
Options cancelled	170	(170)	0.23	(39)

Balances, December 31, 1999	4,246	2,679	0.81	2,182
Options granted	(2,874)	2,874	15.56	44,719
Options exercised	—	(692)	1.38	(955)
Options cancelled	917	(917)	4.70	(4,310)

Balances, December 31, 2000	2,289	3,944	$10.01	$41,636

    For financial reporting purposes, the Company has determined that the estimated value of common stock determined in anticipation of the Company's initial public offering was in excess of the exercise price, which was deemed to be the fair value as of the dates of grant. In connection with the grants of such options, the Company recognized deferred compensation of approximately $168,000 in 1998, $14.2 million in 1999 and $6.8 million in 2000. Deferred stock-based compensation will be amortized over the vesting periods utilizing the multiple option method; approximately $99,000 was expensed in the year ended December 31, 1998, $4.3 million in 1999 and $9.9 million in 2000.

	Options Outstanding at December 31, 2000			Options Exercisable at December 31, 2000
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Outstanding	Weighted Average Exercise Price
	(in 000's)			(in 000's)
$0.05	175	7.20	$0.05	121	$0.05
0.25	1,143	8.42	0.25	363	0.25
0.50-1.25	92	8.79	0.60	24	0.50
1.50	867	9.03	1.50	65	1.50
5.00	178	9.04	5.00	14	5.00
12.00	486	8.68	12.00	17	12.00
13.25-28.32	622	9.81	26.32	5	24.00
30.00-35.63	148	9.32	32.58	15	30.00
36.38	20	9.66	36.38	0	0.00
43.00	213	9.78	43.00	0	0.00

	3,944	8.90	$10.01	624	$1.69

    At December 31, 1998, 1999 and 2000, 1,499,000, 1,221,000 and 624,000 shares were exercisable at weighted average exercise prices of $0.05, $0.27 and $1.69, respectively.

Fair value disclosures

    The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Had compensation cost for the Company's stock-based compensation plan been determined based on the fair value at the grant dates for the awards under a method prescribed by SFAS No. 123, the Company's net income (loss) would have been reduced to the pro forma amounts indicated below (in thousands, except per share amounts):

	Year Ended December 31,
	1998	1999	2000
Net income (loss) available to common stockholders:
As reported	$2,028	$2,186	$(9,047)
Pro forma	2,027	2,088	(13,356)
Basic net income (loss) available to common stockholders per share:
As reported	0.12	0.11	(0.36)
Pro forma	0.12	0.11	(0.53)
Diluted net income (loss) available to common stockholders per share:
As reported	0.10	0.10	(0.36)
Pro forma	0.10	0.10	(0.53)

    The fair value of each option grant is estimated on the date of grant using the fair value method for 1998 and 1999, and the fair value method for 2000 using the following weighted average assumptions:

	Year Ended December 31,
	1998	1999	2000
Risk-free interest rate	5.42%	5.00%	6.14%
Expected life	3 years	3.5 years	4 years
Expected dividends	$—	$—	$—
Volatility	—	—	79%

    The weighted average per share fair value of common stock options granted during 1998, 1999 and 2000 was $1.85, $6.75 and $11.42, respectively.

9.  Employee Benefit Plans

    The Company sponsors a 401(k) defined contribution plan covering all employees. Under the plan, employees are permitted to contribute a portion of gross compensation not to exceed standard limitations provided by the Internal Revenue Service. The Company has not made any contributions under this plan since inception.

10.  Segment Reporting

    The Company operates in one industry segment. The Company's geographic sales data based on customer destination is defined by region: North America, United Kingdom (U.K.) and Other. The

Company's wholly-owned subsidiary, Embarcadero Europe Ltd., transacts all sales in Europe, the Middle East and Africa. Various distributors handle sales in regions outside Europe, the Middle East, Africa and North America.

    Revenue by geographic region was as follows (in thousands):

	Year Ended December 31,
	1998	1999	2000
North America	$8,895	$16,800	$35,157
U.K.	160	1,975	4,820
Other	64	77	953

	$9,119	$18,852	$40,930

11.  Subsequent Events

Public Offering

    In February 2001, the Company's Board of Directors authorized the Company to file a registration statement with the Securities and Exchange Commission for a primary and secondary offering of the Company's common stock. In March 2001, the Company withdrew the registration statement filed with the Securities and Exchange Commission in February 2001.

12.  Quarterly Results of Operations (unaudited)

    The following table sets forth the unaudited consolidated statements of operations data for the eight quarters ended December 31, 2000. This data has been derived from unaudited consolidated financial statements that have been prepared on the same basis as the audited consolidated financial statements included in this report, and, in the opinion of our management, include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the information when read in conjunction with the consolidated financial statements and the related notes included in this report.

	Quarter Ended
	Mar. 31, 1999	June 30, 1999	Sept. 30, 1999	Dec. 31, 1999	Mar. 31, 2000	June 30, 2000	Sept. 30, 2000	Dec. 31, 2000
	(in thousands, except per share data)
Condensed Consolidated Statement of Operations Data:
Revenues:
License	$1,406	$3,163	$4,103	$4,734	$5,586	$6,336	$7,640	$8,996
Maintenance	1,032	1,219	1,583	1,612	2,297	2,744	3,211	4,120

Total revenues	2,438	4,382	5,686	6,346	7,883	9,080	10,851	13,116
Cost of revenues:
License, other	89	102	162	107	109	186	150	209
Amortization of acquired technology	—	—	—	—	—	—	—	115
Maintenance	110	131	199	207	326	297	319	436

Total cost of revenues	199	233	361	314	435	483	469	760

Gross profit	2,239	4,149	5,325	6,032	7,448	8,597	10,382	12,355
Operating expenses:
Research and development	684	1,001	1,202	1,928	1,830	2,222	2,867	3,338
Sales and marketing	1,044	1,214	1,451	1,956	3,445	3,770	3,822	5,168
General and administrative	239	667	1,467	2,612	3,662	1,730	2,085	1,778
Purchased in-process research and development	—	—	—	—	—	—	—	7,180
Amortization of goodwill and other intangible assets	—	—	—	—	—	—	—	815

Total operating expenses	1,967	2,882	4,120	6,496	8,937	7,722	8,774	18,279

Income (loss) from operations	272	1,267	1,205	(464)	(1,489)	875	1,608	(5,923)
Interest income	16	16	20	36	32	498	651	474
Other expenses	—	—	—	—	—	—	—	(468)

Income (loss) before income taxes	288	1,283	1,225	(428)	(1,457)	1,373	2,259	(5,917)
(Provision) benefit for income taxes	(24)	(24)	(31)	(3)	(1,177)	(1,278)	(1,517)	115

Income (loss) before share in affiliated company profit (loss)	264	1,259	1,194	(431)	(2,634)	95	742	(5,802)
Share in profit (loss) of affiliated company	(21)	(23)	(23)	(33)	(50)	(115)	(65)	—

Net income (loss)	243	1,236	1,171	(464)	(2,684)	(20)	677	(5,802)
Preferred stock dividend	—	—	—	—	(1,218)	—	—	—

Net income (loss) available to common stockholders	$243	$1,236	$1,171	$(464)	$(3,902)	$(20)	$677	$(5,802)

Net income (loss) available to common stockholders per share:
Basic	$0.01	$0.06	$0.06	$(0.02)	$(0.18)	$0.00	$0.03	$(0.22)

Diluted	$0.01	$0.06	$0.05	$(0.02)	$(0.18)	$0.00	$0.02	$(0.22)

Shares used in per share calculation
Basic	18,278	21,161	21,161	20,070	21,218	25,181	26,613	26,853
Diluted	21,269	21,302	28,011	20,070	21,218	25,181	28,011	26,853
Non-cash stock-based compensation included in the above expenses:
Cost of revenues	$2	$2	$2	$20	$13	$10	$6	$5
Research and development	17	65	256	212	108	94	77	54
Sales and marketing	9	7	6	255	1 191	914	716	688
General and administrative	1	390	1,081	1,936	2,806	1,013	1,219	1,007

	$29	$464	$1,345	$2,423	$4,118	$2,031	$2,018	$1,754

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

    Not applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant

    Incorporated by reference from the information in the company's proxy statement for the 2001 Annual Meeting of Stockholders that we will file with the Securities and Exchange Commission within 120 days of the end of the fiscal year to which this report relates.

Item 11. Executive Compensation

    Incorporated by reference from the information in the company's proxy statement for the 2001 Annual Meeting of Stockholders that we will file with the Securities and Exchange Commission within 120 days of the end of the fiscal year to which this report relates.

Item 12. Security Ownership of Certain Beneficial Owners and Management

    Incorporated by reference from the information in the company's proxy statement for the 2001 Annual Meeting of Stockholders that we will file with the Securities and Exchange Commission within 120 days of the end of the fiscal year to which this report relates.

Item 13. Certain Relationships and Related Transactions

    Incorporated by reference from the information in the company's proxy statement for the 2001 Annual Meeting of Stockholders that we will file with the Securities and Exchange Commission within 120 days of the end of the fiscal year to which this report relates.

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

    The following documents are being filed as part of this report on Form 10-K:

(a)
Financial Statements
(b)
Exhibits

Exhibit Number	Description of Document
2.1(1)	Agreement and Plan of Merger and Reorganization, dated as of October 24, 2000, among Embarcadero Technologies, Inc., AST Acquisition Corporation, Advanced Software Technologies, Inc. and R. Gale Daniel, as Shareholder Representative.
2.2(1)	Stock Purchase Agreement, dated as of November 10, 2000, between Embarcadero Technologies, Inc. and Stonegate Insurance Co., Ltd.
3.2(2)	Amended and Restated Certificate of Incorporation.
3.4(2)	Amended and Restated Bylaws.

4.1(2)	Specimen Common Stock Certificate.
4.2(3)	Form of Lock-Up Agreement between Embarcadero Technologies, Inc. and certain stockholders, as amended.
10.1*(3)	Amended and Restated 1993 Stock Option Plan, as amended through October 12, 2000.
10.2*(2)	2000 Nonemployee Directors Stock Option Plan.
10.3(2)	Form of Indemnification Agreement.
10.4(2)	Office Lease between Metropolitan Life Insurance Company and Embarcadero Technologies, Inc. dated April 23, 1999, as amended.
10.5(2)	Lease Agreement between NewCon Software, Inc. and Embarcadero Technologies, Inc., dated as of August 1, 1999.
10.6(2)	Lease between Wallace J. Getz and Embarcadero Technologies, Inc., dated as of December 6, 1999.
10.7*(2)	Employment Offer Letter to Ellen Taylor dated September 23, 1999.
10.8*(2)	Employment Offer Letter to Raj P. Sabhlok dated January 24, 2000.
10.9*(2)	Employment Offer Letter to Walter F. Scott III dated December 31, 1999.
10.10*(2)	Separation Agreement and General Release with Stuart Browning dated February 1, 2000.
10.11(2)	Series A Preferred Stock Purchase Agreement dated February 17, 2000.
10.12(2)	Bank Loan Agreement between Embarcadero Technologies, Inc. and Union Bank of California, dated as of March 27, 2000.
10.13(3)	Lease Agreement between Burger Investments F.L.P. and Advanced Software Technologies, Inc., dated June 4, 1998.
10.14	Lease, dated as of November 15, 2000, between Forty-Five Fremont Associates and Embarcadero Technologies, Inc.
16.1(2)	Letter re: change in certifying accountant.
21.1(3)	List of Subsidiaries.
23.1	Consent of PricewaterhouseCoopers LLP, independent accountants.

24.1	Power of Attorney (reference is made to the signature page).

*
Management contract or compensatory plan or arrangement.
(1)
Incorporated by reference to the corresponding or indicated exhibit to Embarcadero's Form 8-K (File No. 000-30293), as filed November 22, 2000.
(2)
Incorporated by reference to the corresponding or indicated exhibit to Embarcadero's Registration Statement on Form S-1, as amended (File No. 333-30805) and declared effective on April 19, 2000.
(3)
Incorporated by reference to the corresponding or indicated exhibit to Embarcadero's Registration Statement on Form S-1 (File No. 333-55730), as filed on February 15, 2001.
(c)
Reports on Form 8-K

    A report on Form 8-K was filed by the company on October 24, 2000 reporting that the company had acquired the remaining 56 percent interest in its affiliate, Embarcadero Europe Ltd.

    A report on Form 8-K was filed by the company on November 22, 2000 reporting that the company had acquired all the outstanding stock of Advanced Software Technologies, Inc., and reporting that the Company had acquired all of the outstanding stock of Engineering Performance, Inc.

    A report on Form 8-K was filed by the company on December 22, 2000 reporting the filing of financial statements and pro forma financial information for the Company's acquisition of Embarcadero Europe Ltd.

(d)
Financial Statement Schedule

    Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in San Francisco, California, on the 20th day of March 2001.

EMBARCADERO TECHNOLOGIES, INC.
By:	/s/ STEPHEN R. WONG
Stephen R. Wong Chairman, President and Chief Executive Officer

POWER OF ATTORNEY

    KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Stephen R. Wong and Raj P. Sabhlok, and each of them acting individually, as his true and lawful attorneys-in-fact and agents, each with full power of substitution, for him in any and all capacities, to sign any and all amendments to this report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, with full power of each to act alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully for all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or his or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ STEPHEN R. WONG Stephen R. Wong	Chairman, President and Chief Executive Officer (Principal Executive Officer)	March 20, 2001
/s/ RAJ P. SABHLOK Raj P. Sabhlok	Senior Vice President and Chief Financial Officer	March 20, 2001
Timothy C.K. Chou	Director	March 20, 2001
Frank J. Polestra	Director	March 20, 2001
/s/ MICHAEL J. ROBERTS Michael J. Roberts	Director	March 20, 2001
/s/ DENNIS J. WONG Dennis J. Wong	Director	March 20, 2001

QuickLinks

TABLE OF CONTENTS
PART I
PART II
Index to Financial Statements
REPORT OF INDEPENDENT ACCOUNTANTS
EMBARCADERO TECHNOLOGIES, INC. CONSOLIDATED BALANCE SHEETS (in thousands, except share data)
EMBARCADERO TECHNOLOGIES, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share data)
EMBARCADERO TECHNOLOGIES, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)
EMBARCADERO TECHNOLOGIES, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
PART III
PART IV
SIGNATURES
POWER OF ATTORNEY