Form 10-Q
period 2001-03-31
EMBARCADERO TECHNOLOGIES INC
filed 2001-05-11
CIK 1107112

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

EMBARCADERO TECHNOLOGIES, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	68-0310015
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

425 MARKET STREET, SUITE 425
SAN FRANCISCO, CA 94105
(415) 834-3131
(Address of principal executive offices)

          Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☒  Yes    ☐  No

          The number of shares outstanding of the Registrant’s Common Stock as of March 31, 2001 was 27,039,387.

EMBARCADERO TECHNOLOGIES, INC.

PART I

FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

EMBARCADERO TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31, 2001	December 31, 2000
	(unaudited)
ASSETS

Current Assets:
Cash and cash equivalents	$37,776	$34,745
Trade accounts receivable, net	6,021	6,622
Prepaid and other current assets	1,661	3,408

Total current assets	45,458	44,775
Property and equipment, net	3,564	3,299
Goodwill and other intangible assets, net	21,092	20,522
Deferred income taxes	1,117	1,117
Other assets	364	264

Total assets	$71,595	$69,977

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable and accrued liabilities	$ 4,610	$ 4,797
Deferred revenue	8,520	7,939
Deferred tax liabilities	801	980

Total current liabilities	13,931	13,716

Stockholders’ Equity:
Common stock, $0.001 par value	27	27
Additional paid-in capital	71,210	70,949
Deferred stock-based compensation	(5,501)	(6,886)
Accumulated deficit	(8,072)	(7,829)

Total stockholders’ equity	57,664	56,261

Total liabilities and stockholders’ equity	$71,595	$69,977

The accompanying notes are an integral part of these condensed consolidated financial statements.

EMBARCADERO TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2001	2000
Revenues:
License	$9,148	$ 5,586
Maintenance	4,543	2,297

Total revenues	13,691	7,883

Cost of revenues:
License:
License, other	173	109
Amortization of acquired technology	202	—

Total license	375	109

Maintenance:
Maintenance, other	655	313
Non-cash stock-based compensation	4	13

Total maintenance	659	326

Total cost of revenues	1,034	435

Gross profit	12,657	7,448

Operating expenses:
Research and development:
Research and development, other	3,411	1,722
Non-cash stock-based compensation	45	108

Total research and development	3,456	1,830

Sales and marketing:
Sales and marketing, other	4,822	2,254
Non-cash stock-based compensation	492	1,191

Total sales and marketing	5,314	3,445

General and administrative:
General and administrative, other	949	856
Non-cash stock-based compensation	844	2,806

Total general and administrative	1,793	3,662

Amortization of goodwill and other intangible assets	1,405	—

Total operating expenses	11,968	8,937

Income (loss) from operations	689	(1,489)
Interest income	364	32
Other expenses	(160)	—
Expenses related to proposed public offering	(350)	—

Income (loss) before income taxes	543	(1,457)
Provision for income taxes	(786)	(1,177)

Loss before share in affiliated company loss	(243)	(2,634)
Share in loss of affiliated company	—	(50)

Net loss	(243)	(2,684)
Deemed preferred stock dividend	—	(1,218)

Net loss available to common stockholders	$ (243)	$(3,902)

Basic and Diluted Net Loss Per Share Available to Common Stockholders:	$(0.01)	$ (0.18)

Weighted Average Basic and Diluted Shares Used in Per Share Calculation:	27,013	21,218

The accompanying notes are an integral part of these condensed consolidated financial statements.

EMBARCADERO TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2001	2000
Cash Flows from Operating Activities:
Net loss	$ (243)	$(2,684)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	329	113
Provision for doubtful accounts	(59)	—
Amortization of acquired technology	202	—
Amortization of goodwill and other intangible assets	1,405	—
Amortization of deferred stock-based compensation	1,385	4,118
Share in loss of affiliated company	—	50
Loss on disposal of property and equipment	—	2
Deferred income taxes, net	(179)	274
Changes in assets and liabilities:
Trade accounts receivable	660	(1,401)
Prepaid expenses and other current assets	1,747	(108)
Accounts payable and accrued liabilities	(187)	1,323
Deferred revenue	581	963
Other assets	(100)	(20)

Net cash provided by operating activities	5,541	2,630

Cash Flows from Investing Activities:
Purchase of property and equipment	(594)	(418)
Purchase of technology	(2,177)	—

Net cash used in investing activities	(2,771)	(418)

Cash Flows from Financing Activities:
Proceeds from issuance of preferred stock	—	1,828
Proceeds from exercise of stock options	261	9
Payments on notes payable to stockholders	—	(1,000)

Net cash provided by financing activities	261	837

Net increase in cash and cash equivalents	3,031	3,049
Cash and cash equivalents at beginning of period	34,745	1,804

Cash and cash equivalents at end of period	$37,776	$ 4,853

Supplemental Non-cash Investing and Financing Activities:
Deferred stock-based compensation	$ —	$12,193

The accompanying notes are an integral part of these condensed consolidated financial statements.

EMBARCADERO TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—THE COMPANY AND BASIS OF PRESENTATION

          Embarcadero Technologies, Inc. (the “Company”) was incorporated in California on July 23, 1993 and reincorporated in Delaware on February 15, 2000. The Company provides software products that enable organizations to build and manage e-business applications and their underlying databases. The Company’s suite of products allows customers to manage the database life cycle, which is the process of creating, deploying and enhancing databases in response to evolving business and software application requirements. By simplifying the management of the database life cycle, the Company’s products allow organizations to rapidly develop and ensure the availability of critical e-business applications.

          The Company markets its software and related maintenance services directly through telesales and field sales organizations in the United States, Canada and the United Kingdom, and indirectly through independent distributors in Australia, Latin America and Japan.

          The accompanying unaudited condensed consolidated financial statements reflect all adjustments which, in the opinion of the Company, are necessary for a fair presentation of the results for the interim periods presented. All such adjustments are normal recurring adjustments. These financial statements have been prepared in accordance with generally accepted accounting principles related to interim financial statements and the applicable rules of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The balance sheet at December 31, 2000 was derived from audited financial statements, but it does not include all disclosures required by generally accepted accounting principles.

          The financial statements and related disclosures have been prepared with the presumption that users of the interim financial information have read or have access to the audited financial statements for the preceding fiscal year. Accordingly, these financial statements should be read in conjunction with the audited financial statements and the related notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 filed on March 20, 2001.

          Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2001 or for any future period. Further, the preparation of condensed consolidated financial statements requires management to make estimates and assumptions that affect the recorded amounts reported therein. A change in facts or circumstances surrounding the estimates could result in a change to the estimates and impact future operating results.

Recent accounting pronouncements

          In June 1998, the FASB issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS 133 establishes new standards of accounting and reporting for derivative instruments and hedging activities and was adopted by the Company in 2001. SFAS 133 requires that all derivatives be recognized at fair value in the statement of financial position, and that the corresponding gains or losses be reported either in the statement of operations or as a component of comprehensive income, depending on the type of hedging relationship that exists. The adoption of SFAS 133 did not have a material impact on the Company’s financial position and results of operations.

NOTE 2—RELATED-PARTY TRANSACTIONS

          During the three months ended March 31, 2000, the Company had software product and maintenance revenue from its then affiliated company, Embarcadero Europe Ltd. (EEL) totaling $446,000. In October 2000, the Company acquired the remaining ownership in EEL. Accordingly, the results of EEL’s operations for the three months ended March 31, 2001 are included in the Company’s consolidated results of operations.

          The Company formerly leased office space controlled by an individual who became a stockholder and employee of the Company in 1999. Total payments for rent were $0 and $30,000 for the three months ended March 31, 2001 and 2000, respectively. The lease expired in November 2000.

NOTE 3—EARNINGS PER SHARE

          Basic net loss per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net loss per share reflects the potential dilution of securities by including stock options in the weighted average number of common shares outstanding for a period, if dilutive.

          A reconciliation of the numerator and denominator used in the calculation of historical basic and diluted net loss per share is as follows (in thousands, except per share data):

	Three months ended March 31,
	2001	2000
	(unaudited)	(unaudited)
Historical net loss available to common stockholders per share, basic and diluted:
Numerator for net loss available to common stockholders, basic and diluted	$ (243)	$(3,902)
Denominator for basic earnings per share:
Weighted average vested common shares outstanding	27,013	21,218

Net loss available to common stockholders per share, basic and diluted	$(0.01)	$ (0.18)

Anti-dilutive securities not included in net loss available to common stockholders per share calculation-common stock options	3,904	4,429

          In connection with the sale of 253,893 shares of Series A convertible preferred stock at a price below the deemed fair market value, the Company recognized a non-cash charge (deemed preferred stock dividend) against earnings attributable to common stockholders of approximately $1.2 million in the three months ended March 31, 2000. There was no such deemed preferred stock dividend in the three months ended March 31, 2001.

NOTE 4—SEGMENT REPORTING

          The Company operates in one industry segment. The Company’s geographic sales data based on customer destination is defined by region: North America, United Kingdom and Rest of World. The Company’s wholly-owned subsidiary, Embarcadero Europe Ltd., transacts all sales in Europe, the Middle East and Africa. Various distributors handle sales in regions outside Europe, the Middle East, Africa and North America.

          Revenue by geographic region was as follows (in thousands):

Geographic Region	Three Months Ended March 31,
	2001	2000
	(unaudited)	(unaudited)
North America	$11,636	$7,346
United Kingdom	1,111	446
Rest of World	944	91

Total	$13,691	$7,883

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes included in this Form 10-Q, and with our management’s discussion and analysis included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, filed on March 20, 2001.

          This report contains forward-looking statements within the meaning of the federal securities laws that relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “intend,” “potential” or “continue” or the negative of these terms or other comparable terminology. Such statements are only predictions. Risks and uncertainties and the occurrence of other events could cause actual results to differ materially from these predictions. The factors discussed below under “Factors That May Affect Future Results” should be considered carefully in evaluating Embarcadero and its business. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of these statements. We are under no duty to update any of the forward-looking statements after the date of this report or to conform these statements to actual results.

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

          The success of ER/Studio’s multi-vendor support led us to add support for other major databases to our other products. We added Oracle support to DBArtisan in April 1997 and to Rapid SQL in January 1998. We added support for IBM DB2 Universal Database to both products in mid-1998. In 1998, we also began to enhance our products with add-ons and companion products. In October 1998, we offered our first standalone companion product, ER/Studio Viewer, which complemented the ER/Studio product. In April 1999, we introduced DBArtisan Schema Manager as a standalone companion product and changed the product name to DBArtisan Change Manager in January 2000. We introduced PL/SQL Debugger and SQL Profiler add-ons to extend the functionality of Rapid SQL and DBArtisan in January 2000.

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

Sources of Revenue and Revenue Recognition Policy

          Total revenues consist of revenues earned under software license agreements and maintenance agreements. Revenues from software license agreements are recognized upon shipment, provided that a signed contract exists, the fee is fixed and determinable and collection of the resulting receivable is reasonably assured.

          Revenues from software licenses sold through distributors are recognized under the same criteria because distributors only purchase products to fulfill specific customer orders and do not hold any inventory of our products.

          We recognize revenues from maintenance fees, including amounts allocated from product revenues for ongoing customer support and product updates, ratably over the period of the maintenance contract. Payments for maintenance fees are generally made in advance and are non-refundable. For contracts with multiple obligations (e.g., deliverable products and maintenance), revenues are allocated to each undelivered component of the contract based on objective evidence of its fair value, which is specific to us, using the residual method. We recognize revenues allocated when the criteria for revenue recognition set forth above are met.

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

RESULTS OF OPERATIONS

          The following table sets forth, for the periods indicated, the percentage relationship of certain items from the Company’s condensed consolidated statement of operations to total revenues:

	Three Months Ended March 31,
	2001	2000
Revenues:
License	66.8%	70.9%
Maintenance	33.2%	29.1%

Total revenues	100.0%	100.0%

Cost of revenues:
License:
License, other	1.3%	1.4%
Amortization of acquired technology	1.5%	—

Total license	2.8%	1.4%

Maintenance:
Maintenance, other	4.8%	4.0%
Non-cash stock-based compensation	—	0.1%

Total maintenance	4.8%	4.1%

Total cost of revenues	7.6%	5.5%

Gross profit	92.4%	94.5%

Operating expenses:
Research and development:
Research and development, other	24.9%	21.8%
Non-cash stock-based compensation	0.3%	1.4%

Total research and development	25.2%	23.2%

Sales and marketing:
Sales and marketing, other	35.2%	28.6%
Non-cash stock-based compensation	3.6%	15.1%

Total sales and marketing	38.8%	43.7%

General and administrative:
General and administrative, other	6.9%	10.9%
Non-cash stock-based compensation	6.2%	35.6%

Total general and administrative	13.1%	46.5%

Amortization of goodwill and other intangible assets	10.3%	—

Total operating expenses	87.4%	113.4%

Income (loss) from operations	5.0%	(18.9)%
Interest income	2.7%	0.4%
Other expenses	(1.2)%	—
Expenses related to proposed public offering	(2.6)%	—

Income (loss) before income taxes	3.9%	(18.5)%
Provision for income taxes	(5.7)%	(14.9)%

Loss before share in affiliated company loss	(1.8)%	(33.4)%
Share in loss of affiliated company	—	(0.6)%

Net loss	(1.8)%	(34.0)%
Deemed preferred stock dividend	—	(15.5)%

Net loss available to common stockholders	(1.8)%	(49.5)%

Three Months Ended March 31, 2001 and March 31, 2000

Revenues

Total Revenues.    Total revenues were $13.7 million and $7.9 million for the three months ended March 31, 2001 and 2000, respectively, representing an increase of 73.7% from 2000 to 2001.

License.    License revenues were $9.1 million and $5.6 million for the three months ended March 31, 2001 and 2000, respectively, representing an increase of 63.8% from 2000 to 2001. The increase in license revenues was due to greater market acceptance of our products, greater breadth of product offerings and an increase in sales staff.

Maintenance.    Maintenance revenues were $4.5 million and $2.3 million for the three months ended March 31, 2001 and 2000 respectively, representing an increase of 97.8% from 2000 to 2001. The increase was due to the increase in the number of licenses sold and a corresponding increase in our customer base and maintenance renewals.

Cost of Revenues

	Three Months Ended March 31,
	2001	2000
	(in thousands)
Cost of revenues:
License:
License, other	$ 173	$109
Amortization of acquired technology	202	—

Total license	375	109

Maintenance:
Maintenance, other	655	313
Non-cash stock-based compensation	4	13

Total maintenance	659	326

Total cost of revenues	$1,034	$435

License.    Cost of license revenues consists primarily of amortization of acquired technology, product media and packaging, shipping fees, royalties and duplication expenses. Cost of license revenues was $375,000 and $109,000 for the three months ended March 31, 2001 and 2000, respectively, representing an increase of 244.0% from 2000 to 2001. The increase in absolute dollars from 2000 to 2001 was due to amortization of acquired technology that was purchased in the fourth quarter of 2000 and an increase in the number of licenses sold. Cost of license revenues represented 4.1% and 2.0% of license revenues in the first three months of 2001 and 2000, respectively. Excluding amortization of acquired technology, cost of license, as a percentage of license revenue, was relatively constant year to year at 1.9% in 2001 and 2.0% in 2000. Cost of license revenues as a percentage of license revenues may vary in the future depending on the mix of internally developed versus externally licensed products and product components.

Maintenance.    Cost of maintenance revenues consists primarily of customer support personnel and related expenses, including payroll, employee benefits and non-cash stock-based compensation. Cost of maintenance revenues was $659,000 and $326,000 for the three months ended March 31, 2001 and 2000, respectively, representing an increase of 102.1% from 2000 to 2001. Cost of maintenance revenues represented 14.5% and 14.2% of maintenance revenues in 2001 and 2000, respectively. The increase in absolute dollars from 2000 to 2001 was due primarily to an increase in the number of customer support personnel hired to service our expanding customer base and the associated increase in overhead allocation. The increase in customer support personnel is due to internal hiring as well as the inclusion of personnel absorbed through acquisitions in the fourth quarter of 2000. We expect cost of maintenance revenues to increase in absolute dollars in future periods as we hire more support personnel.

Operating Expenses

Research and Development

	Three Months Ended March 31,
	2001	2000
	(in thousands)

Research and development:
Research and development, other	$3,411	$1,722
Non-cash stock-based compensation	45	108

Total research and development	$3,456	$1,830

Research and development expenses consist primarily of personnel and related expenses, including payroll, employee benefits and non-cash stock-based compensation, as well as payments made to outside software development contractors. Research and development expenses were $3.5 million and $1.8 million for the three months ended March 31, 2001 and 2000, respectively, representing an increase of 88.9% from 2000 to 2001. The increase in absolute dollars and as a percentage of revenue from 2000 to 2001 was due primarily to an increase in the number of personnel in our research and development organization, both domestically and in our research and development facility in Canada, and the associated increase in overhead allocation. The increase in personnel is due to internal hiring as well as the inclusion of personnel absorbed through acquisitions in the fourth quarter of 2000. As a percentage of total revenues, research and development expenses were 25.2% and 23.2% in the first three months of 2001 and 2000, respectively. Excluding non-cash stock-based compensation, as a percentage of total revenues, research and development expenses were 24.9% and 21.8% in the first three months of 2001 and 2000, respectively. We expect research and development expenses to increase in absolute dollars in future periods as additional development personnel are hired and as we expand our product development activities.

Sales and Marketing

	Three Months Ended March 31,
	2001	2000
	(in thousands)

Sales and marketing:
Sales and marketing, other	$4,822	$2,254
Non-cash stock-based compensation	492	1,191

Total sales and marketing	$5,314	$3,445

Sales and marketing expenses consist primarily of salaries, commissions earned by sales personnel, non-cash stock-based compensation, trade shows, travel and other marketing communication costs, such as advertising and promotion. Sales and marketing expenses were $5.3 million and $3.4 million for the three months ended March 31, 2001 and 2000, respectively, representing an increase of 54.3% from 2000 to 2001. The increase in absolute dollars and as a percentage of revenue (exclusive of non-cash stock-based compensation) from 2000 to 2001 was due to increases in headcount and related expenses, increased commissions based on sales volume and costs associated with the expansion of the field sales organization. As a percentage of total revenues, sales and marketing expenses were 38.8% and 43.7% in the first three months of 2001 and 2000, respectively. Excluding non-cash stock-based compensation, as a percentage of total revenues, sales and marketing expenses were 35.2% and 28.6% in the first three months of 2001 and 2000, respectively. We plan to continue to invest resources to expand our selling efforts and to execute marketing programs that build the awareness and brand equity of our products. As a result, we expect sales and marketing expenses to increase in absolute dollars in future periods.

General and Administrative

	Three Months Ended March 31,
	2001	2000
	(in thousands)

General and administrative:

General and administrative, other	$ 949	$ 856
Non-cash stock-based compensation	844	2,806

Total general and administrative	$1,793	$3,662

General and administrative expenses consist primarily of non-cash stock-based compensation, salaries and related personnel expenses. General and administrative expenses were $1.8 million and $3.7 million for the three months ended March 31, 2001 and 2000, respectively, representing a decrease of 51.0% from 2000 to 2001. The decrease in absolute dollars from 2000 to 2001 was due to a decrease in non-cash stock-based compensation. As a percentage of total revenues, general and administrative expenses were 13.1% and 46.5% in the first three months of 2001 and 2000, respectively. The decrease from 2000 to 2001 was primarily due to a decrease in non-cash stock-based compensation. Excluding non-cash stock based compensation, general and administrative expenses as a percentage of total revenues were 6.9% and 10.9% in the first three months of 2001 and 2000, respectively. We expect other general and administrative expenses to continue to increase in absolute dollars as we expand our administrative staff and facilities to support larger operations and as we incur additional expenses associated with being a public company.

Amortization of Goodwill and Other Intangible Assets.    In connection with the acquisitions of Advanced Software Technologies, Inc., EngineeringPerformance, Inc., and the remaining 56% of Embarcadero Europe Ltd., we recorded $21.4 million of goodwill and other intangible assets in the fourth quarter of 2000. The total amortization expense related to these costs was $1.6 million in the first quarter of 2001. Approximately $200,000 of this amortization expense was recorded as cost of license revenue. The remaining $1.4 million of expense was recorded as an operating expense. These assets will be amortized over their useful lives, ranging from 2 to 4 years. We had no such amortization expense in the three months ended March 31, 2000.

Provision for Income Taxes.    Provision for income taxes was $786,000 and $1.2 million for the three months ended March 31, 2001 and 2000, respectively. The decrease in the effective tax rate before non-cash stock based-compensation and amortization of goodwill from 2000 to 2001 is the result of tax exempt interest income and an increased research and development tax credit resulting from a corresponding increase in qualified research and development expenses.

LIQUIDITY AND CAPITAL RESOURCES

          We have funded our business to date from cash generated by our operations and financings. In April 2000, we completed our initial public offering of common stock, generating net proceeds to us of of approximately $43.0 million. As of March 31, 2001, we had cash and cash equivalents of $37.8 million.

          Net cash provided by operating activities was $5.5 million and $2.6 million for the three months ended March 31, 2001 and 2000, respectively. The increase was primarily due to an increase in net income, augmented by changes in operating assets and liabilities and partially offset by changes in non-cash deferred stock-based compensation, depreciation and amortization expenses.

           Net cash used in investing activities was $2.8 million and $418,000 for the three months ended March 31, 2001 and 2000, respectively. In both quarters, cash used in investing activities was related to purchases of computer equipment, software, leasehold improvements and fixtures. Additionally, in the three months ended March 31, 2001, $2.2 million was used to acquire technology. There was no such use of cash in the three months ended March 31, 2000.

          Net cash provided by financing activities was $261,000 and $837,000 in the three months ended March 31, 2001 and 2000, respectively. In the three months ended March 31, 2001, cash flow from financing activities came from the exercise of stock options under the Company’s stock option plan. Net cash provided by financing activities in the three months ended March 31, 2000 consisted of proceeds received from the sale of the Company’s Series A preferred stock and the exercise of stock options, which was partially offset by the repayment of several notes payable to stockholders.

          We have a $2 million revolving credit facility with a bank that bears interest at the prime rate and expires on May 31, 2001. We have not drawn on this credit facility and accordingly have no balance outstanding. Our credit facility requires us to maintain various quarterly financial covenants including covenants related to our tangible net worth, working capital and total liabilities. We are in compliance with all of the financial covenants under the facility.

          We believe that our existing cash balances and cash equivalents and cash from operations will be sufficient to finance our operations through at least the next 12 months. If additional financing is needed, there can be no assurance that such financing will be available to us on commercially reasonable terms, or at all.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

          In June 1998, the FASB issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS 133 establishes new standards of accounting and reporting for derivative instruments and hedging activities and was adopted by the Company in 2001. SFAS 133 requires that all derivatives be recognized at fair value in the statement of financial position, and that the corresponding gains or losses be reported either in the statement of operations or as a component of comprehensive income, depending on the type of hedging relationship that exists. The adoption of SFAS 133 did not have a material impact on the Company’s financial position and results of operations.

Factors That May Affect Future Results

          In addition to other information in this report, the following factors should be considered carefully in evaluating the Company. The risks and uncertainties described below are not the only ones facing the Company. Additional risks and uncertainties that we are unaware of or currently deem immaterial may also become important factors that may harm our business.

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

          Our growth rates may not be sustainable and you should not use our past performance to predict future operating margins or results. We believe that quarter-to-quarter comparisons of our historical results of operations are not indicative of our future performance. Our revenues and operating results may vary significantly from quarter to quarter due to a number of factors, including the factors discussed below under the captions:

■	“Large sales of our products and maintenance involve a lengthy sales cycle, which could cause delays in recognizing revenue or the failure to obtain revenue;”

■	“We expect to incur significant increases in our operating expenses in the foreseeable future, which may affect our profitability;”

■	“Acquisitions of companies or technologies may result in disruptions to our business;”

■
“If we are not able to enhance our products to adapt to rapid technological change, our products may not achieve market acceptance and we may suffer reduced gross margins and loss of market share;” and

■	“We may lose market share and be required to reduce prices as a result of competition from existing competitors, independent software vendors and manufacturers of compatible software.”

          Seasonal variations in orders for our products also contribute to fluctuations in our quarterly operating results. These fluctuations are likely to cause corresponding volatility in our stock price, particularly if our operating results vary from analysts’ expectations.

If sales of DBArtisan fall, our revenues and income may decline.

          A large portion of our revenues currently comes from sales of our DBArtisan product. For the three months ended March 31, 2001 and for the years ended December 31, 2000, 1999 and 1998, DBArtisan accounted for approximately 40.0%, 46.6%, 48.3% and 56.3%, respectively, of our domestic license revenues. We expect that sales of DBArtisan will continue to represent a substantial portion of our license revenues for the foreseeable future. In addition, most of our customers initiate a relationship with us by purchasing DBArtisan. If demand for DBArtisan declines due to competition, technological change or other factors, our revenues and income may decline significantly.

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

          We have recently experienced a period of significant expansion in our operations, both through internal growth as well as through acquisitions of companies in the United Kingdom, Colorado and Canada. This growth has placed, and will continue to place, a significant strain on our management, administrative, operational and financial infrastructure and we may not be able to effectively manage our growth in the future. To support our expanding operations, we have increased the number of our full-time employees from 57 as of December 31, 1998, to 105 as of December 31, 1999, 268 as of December 31, 2000 and 290 as of March 31, 2001. We expect to hire additional employees in all areas to manage our expanding operations. Our ability to manage growth requires that we continue to improve our operational, financial and management controls and procedures. If we are unable to manage this growth effectively, our rate of growth and our income may decline.

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

          One aspect of our growth strategy is to expand our international operations. For example, in the fourth quarter of 2000, we acquired companies with operations in the United Kingdom and Canada. As a result, we could face a number of risks from our expanding international operations, including:

■	staffing and managing foreign operations;

■	increased financial accounting and reporting complexities;

■	potentially adverse tax consequences;

■	the loss of revenues and net income resulting from currency fluctuations;

■	compliance with a wide variety of complex foreign laws and treaties;

■	reduced protection for intellectual property rights in some countries;

■	licenses, tariffs and other trade barriers;

■	longer sales and payment cycles; and

■	costs and difficulties of customizing products for foreign countries.

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

          We may have to enter into litigation to enforce our intellectual property rights or to determine the validity and scope of the proprietary rights of others with respect to our rights. Litigation is generally very expensive and can divert the attention of management from daily operations. Accordingly, any intellectual property litigation could disrupt our operations and harm our operating results.

          We are not aware of any case in which we are infringing the proprietary rights of others. However, third parties may bring infringement claims against us. Any such claim is likely to be time consuming and costly to defend, could cause product delays and could force us to enter into unfavorable royalty or license agreements with third parties. A successful infringement claim against us could require us to enter into a license or royalty agreement with the claimant or develop alternative technology. However, we may not be able to negotiate favorable license or royalty agreements, if any, in connection with such claims and we may fail to develop alternative technology on a timely basis. Accordingly, a successful product infringement claim against us could harm our business and operating results.

If our products do not perform as expected, we may lose customers, our costs will increase and revenues may be delayed or lost.

          Computer software such as ours often contains undetected errors and may contain design flaws. Errors may be found in current versions, new versions or enhancements of our products after we make commercial shipments. If our software contains undetected errors, performs unreliably, or if we otherwise fail to meet our customers’ expectations, we may suffer:

■	loss of revenues, market share or customers;

■	negative publicity and harm to our reputation;

■	diversion of research and development and management resources;

■	increased maintenance and warranty costs;

■	legal actions by customers against us; and

■	increased insurance costs.

Acquisitions of companies or technologies may result in disruptions to our business.

          In the fourth quarter of 2000, we acquired Embarcadero Europe Ltd., based in Maidenhead, United Kingdom, Advanced Software Technologies, Inc., based in Littleton, Colorado and EngineeringPerformance, Inc., based in Toronto, Canada. To realize the benefits of these recent acquisitions, we must successfully integrate these operations into our existing operations. This integration has required and will continue to require significant time and resources to manage. If we are unable to successfully integrate with our existing operations these and any other businesses, products or technologies that we acquire, we may not receive the intended benefits of such acquisitions and the revenue and operating results of the combined company may decline. In addition, acquisitions may subject us to unanticipated liabilities or risks. We may continue to make additional strategic acquisitions of companies, products or technologies as necessary in order to implement our business strategy. Any acquisition may temporarily disrupt our operations and divert management’s attention from day-to-day operations.

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

          The market for our products is characterized by rapid technological change, frequent product introductions and enhancements, uncertain product life cycles and changes in customer demands and industry standards. Our success depends on our ability to continue to:

■	enhance our current products;

■	introduce new products that keep pace with technological developments;

■	satisfy increasingly complicated customer requirements;

■	integrate our products with multiple database platforms; and

■	modify our products as database platforms change.

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

          The introduction of new technologies and the emergence of new industry standards may render our existing products obsolete and unmarketable. Delays in the general availability of new releases or problems in the installation or implementation of new releases could harm our business and operating results. We may not be successful in developing and marketing, on a timely and cost-effective basis, new products or new product enhancements that respond to technological change, evolving industry standards or customer requirements. Our failure to do so would render our products obsolete and could harm our ability to compete. In addition, our products and product enhancements may not achieve market acceptance.

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

          The market for our products is highly competitive, dynamic and subject to rapidly changing technology. We compete primarily against other providers of application design and database management utilities, which include Computer Associates, Quest Software, BMC Software, Rational Software and other independent software vendors. Our products also compete with products offered by the manufacturers of the database software with which they are compatible, including Oracle, Microsoft and IBM. Some of these competing products are provided at no charge to their customers. We expect that companies such as Oracle, Microsoft and IBM will continue to develop and incorporate into their products applications which compete with our products and may take advantage of their substantial technical, financial, marketing and distribution resources in those efforts. We may not be able to compete effectively with those products or efforts, which could significantly harm our business and operating results. In addition, if the market for application design and database management products continues to grow, some of our competitors may increase their focus on offering software directly competitive with ours, whether by internal development, external development or acquisition. Our competitors may also attempt to keep us from integrating our software with theirs, making it more difficult for our customers to adopt our software. If such increased competition were to result in resistance to integration of our software with the software of these competitors, our business would be harmed. Further, if a single database platform were to gain a considerably larger share of the database market than other database platforms, we would lose our multi-platform competitive advantage and our sales would suffer. Many of our competitors have longer operating histories, substantially greater financial, technical, marketing and other resources, and greater name recognition than we do. They also may be able to respond more quickly than we can to changes in technology or customer requirements. Competition could seriously impede our ability to sell additional products on acceptable terms. Our competitors may:

■	develop and market new technologies that render our products obsolete, unmarketable or otherwise less competitive;

■
make strategic acquisitions or establish cooperative relationships among themselves or with other companies, thereby enhancing the functionality of their products or increasing their operating margins; or

■	establish or strengthen cooperative relationships with channel or strategic partners which limit our ability to sell or to co-market products through these channels.

          Competitive pressures could reduce our market share, reduce customer orders, reduce gross margins or require us to reduce our prices, any of which would harm our operating results.

We may be required to change our revenue recognition policies based on changing implementation guidelines and interpretations, which may cause our revenues and operating results to fluctuate unexpectedly.

          In recent years, software revenue recognition rules have been under heavy review and interpretation by various accounting authoritative and regulatory bodies, including the American Institute for Certified Public Accountants and the Financial Accounting Standards Board. These reviews and interpretations have resulted in significant changes in the practices and standards for recognizing revenues in software companies. The rapid pace of change in these standards could result in significantly different standards in the future. We may have to change our methods of revenue recognition to comply with new standards, and any such change could cause deferment of revenue recognized in current periods to subsequent periods or accelerated recognition of deferred revenue to current periods, either of which could cause shortfalls in meeting securities analysts’ and investors’ expectations in any period. Any such shortfalls could have an adverse impact on our stock price.

We rely on a continuous power supply to conduct our business, and California’s current energy crisis could disrupt our operations and increase our expenses.

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

          Furthermore, since the implementation of regulatory changes affecting the energy industry adopted in 1996 by the California government, power prices have increased considerably. Under the revised regulatory scheme, utilities were encouraged to sell their plants, which traditionally had produced most of California’s power, to independent energy companies that were expected to compete aggressively on price. Instead, due in part to a shortage of supply, wholesale prices have increased dramatically over the past year. If wholesale prices continue to increase, our operating expenses will likely increase, as our principal facilities are located in California.

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

Insiders have substantial control over us, which could limit others’ ability to influence the outcome of key transactions.

          Our executive officers and directors, in the aggregate, beneficially hold 35.5% of our outstanding common stock. These stockholders, if acting together, can influence significantly all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions.

Our operating results could be harmed if the general economy or the database industry is in a downward cycle.

          The markets into which we sell our products are cyclical and are subject to general economic conditions. The database industry is subject to significant downturns in connection with, or in anticipation of, declines in general economic conditions. For example, a number of companies that sell the database platforms that our products support, including Oracle, have failed to meet analysts’ revenue and earnings expectations. In addition, we believe that the recent economic downturn has had an impact on capital spending in the database market.

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

        Since our initial public offering, the market price of our common stock has fluctuated significantly in response to a number of factors, some of which are beyond our control, including:

■	quarterly variations in our operating results;

■	changes in financial estimates by securities analysts;

■	changes in market valuation of software and Internet companies;

■	announcements that we or our competitors make related to significant contracts, acquisitions, capital commitments, strategic partnerships or product introductions or enhancements;

■	additions or departures of key personnel;

■	future sales of common stock;

■	stock market price and volume fluctuations, which are particularly volatile among securities of software and Internet companies; and

■	sales of significant amounts of our common stock or other securities in the open market.

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

          As sales by our wholly-owned subsidiary, Embarcadero Europe Ltd., increase, we will be exposed to greater volatility in fluctuations of the pound sterling, the Euro and potentially other currencies as well. We used one hedging contract in the first quarter of 2001 to hedge our foreign-currency fluctuation risks. We do not use derivative financial instruments for speculative trading purposes.

PART II

OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits:

None

          (b)  Reports on Form 8-K:

          A report on Form 8-K was filed by the Company on January 22, 2001 reporting the filing of financial statements and pro forma financial information for the Company’s acquisition of Advanced Software Technologies, Inc.

          A report on Form 8-K was filed by the Company on January 22, 2001 reporting the filing of financial statements and pro forma financial information for the Company’s acquisition of EngineeringPerformance, Inc.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EMBARCADERO TECHNOLOGIES , INC .

/s/ RAJ SABHLOK
By:
Raj Sabhlok
Senior Vice President of Finance and Corporate Development

Date: May 11, 2001