Form 10-Q
period 2001-06-30
EMBARCADERO TECHNOLOGIES INC
filed 2001-08-06
CIK 1107112

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 000-30293

EMBARCADERO TECHNOLOGIES, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or other jurisdiction of incorporation or organization)	68-0310015 (I.R.S. Employer Identification No.)

425 MARKET STREET, SUITE 425
SAN FRANCISCO, CA 94105
(415) 834-3131
(Address of principal executive offices)

          Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☒  Yes ☐  No

          The number of shares outstanding of the Registrant’s Common Stock as of July 31, 2001 was 27,130,092.

EMBARCADERO TECHNOLOGIES, INC.

PART I

FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

EMBARCADERO TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)
(unaudited)

	June 30, 2001	December 31, 2000
ASSETS
Current Assets:
Cash and cash equivalents	$40,984	$34,745
Trade accounts receivable, net	6,894	6,622
Prepaid and other current assets	2,028	3,408

Total current assets	49,906	44,775
Property and equipment, net	3,613	3,299
Goodwill and other intangible assets, net	20,290	20,522
Deferred income taxes	1,117	1,117
Other assets	276	264

Total assets	$75,202	$69,977

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$ 5,756	$ 4,797
Deferred revenue	9,151	7,939
Deferred income taxes	491	980

Total current liabilities	15,398	13,716
Stockholders’ Equity:
Common stock, $0.001 par value	27	27
Additional paid-in capital	71,626	70,949
Deferred stock-based compensation	(4,335)	(6,886)
Accumulated deficit	(7,514)	(7,829)

Total stockholders’ equity	59,804	56,261

Total liabilities and stockholders’ equity	$75,202	$69,977

The accompanying notes are an integral part of these condensed consolidated financial statements.

EMBARCADERO TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000
Revenues:
License	$ 9,793	$ 6,336	$18,941	$11,922
Maintenance	4,806	2,744	9,349	5,041

Total revenues	14,599	9,080	28,290	16,963
Cost of revenues:
License:
License, other	241	186	414	295
Amortization of acquired technology	202	—	404	—

Total license	443	186	818	295

Maintenance:
Maintenance, other	503	287	1,158	600
Amortization of non-cash stock-based compensation	3	10	7	23

Total maintenance	506	297	1,165	623

Total cost of revenues	949	483	1,983	918

Gross profit	13,650	8,597	26,307	16,045

Operating expenses:
Research and development:
Research and development, other	3,485	2,128	6,896	3,850
Amortization of non-cash stock-based compensation	36	94	81	202

Total research and development	3,521	2,222	6,977	4,052

Sales and marketing:
Sales and marketing, other	5,302	2,856	10,124	5,110
Amortization of non-cash stock-based compensation	415	914	907	2,105

Total sales and marketing	5,717	3,770	11,031	7,215

General and administrative:
General and administrative, other	1,024	717	1,973	1,573
Amortization of non-cash stock-based compensation	712	1,013	1,556	3,819

Total general and administrative	1,736	1,730	3,529	5,392

Amortization of goodwill and other intangible assets	1,405	—	2,810	—

Total operating expenses	12,379	7,722	24,347	16,659

Income (loss) from operations	1,271	875	1,960	(614)
Other income, net	335	498	539	530
Expenses related to proposed public offering	—	—	(350)	—

Income (loss) before income taxes	1,606	1,373	2,149	(84)
Provision for income taxes	(1,048)	(1,278)	(1,834)	(2,455)

Income (loss) before share in affiliated company loss	558	95	315	(2,539)
Share in loss of affiliated company	—	(115)	—	(165)

Net income (loss)	558	(20)	315	(2,704)
Deemed preferred stock dividend	—	—	—	(1,218)

Net income (loss) available to common stockholders	$ 558	$ (20)	$ 315	$(3,922)

Basic and Diluted Net Income (Loss) Per Share Available to Common Stockholders	$ 0.02	$ 0.00	$ 0.01	$ (0.17)

Weighted Average Shares Used in Per Share Calculation:
Basic	27,085	25,181	27,050	23,200

Diluted	29,588	25,181	29,660	23,200

The accompanying notes are an integral part of these condensed consolidated financial statements.

EMBARCADERO TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2001	2000
Cash Flows from Operating Activities:
Net income (loss)	$ 315	$(2,704)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	703	256
Provision for doubtful accounts	20	—
Amortization of acquired technology	404	—
Amortization of goodwill and other intangible assets	2,810	—
Amortization of deferred stock-based compensation	2,551	6,149
Share in loss of affiliated company	—	165
Loss on disposal of property and equipment	170	19
Deferred income taxes, net	(489)	274
Changes in assets and liabilities:
Trade accounts receivable	(292)	(1,181)
Prepaid expenses and other assets	1,461	(1,205)
Accounts payable and accrued liabilities	959	1,883
Deferred revenue	1,212	1,798

Net cash provided by operating activities	9,824	5,454

Cash Flows from Investing Activities:
Purchase of property and equipment	(1,187)	(913)
Purchase of technology	(3,075)	—

Net cash used in investing activities	(4,262)	(913)

Cash Flows from Financing Activities:
Proceeds from issuance of preferred stock	—	1,828
Proceeds from issuance of common stock	—	43,557
Proceeds from exercise of stock options	677	9
Payments on notes payable to stockholders	—	(1,000)

Net cash provided by financing activities	677	44,394

Net increase in cash and cash equivalents	6,239	48,935
Cash and cash equivalents at beginning of period	34,745	1,804

Cash and cash equivalents at end of period	$40,984	$50,739

Supplemental Non-cash Investing and Financing Activities:
Deferred stock-based compensation	$ —	$ 6,767

Conversion of preferred stock to common stock	$ —	$ 1,828

The accompanying notes are an integral part of these condensed consolidated financial statements.

EMBARCADERO TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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

          The accompanying unaudited condensed consolidated financial statements reflect all adjustments, which, in the opinion of the Company, are necessary for a fair presentation of the results for the interim periods presented. All such adjustments are normal recurring adjustments. These financial statements have been prepared in accordance with generally accepted accounting principles related to interim financial statements and the applicable rules of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The balance sheet at December 31, 2000 was derived from audited financial statements, but it does not include all disclosures required by generally accepted accounting principles.

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

          Operating results for the three and six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2001 or for any future period. Further, the preparation of condensed consolidated financial statements requires management to make estimates and assumptions that affect the recorded amounts reported therein. A change in facts or circumstances surrounding the estimates could result in a change to the estimates and impact future operating results.

Recent accounting pronouncements

          In June 2001, the Financial Accounting Standards Board (“FASB”) unanimously approved the issuance of two statements, Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 addresses financial accounting and reporting for business combinations and amends APB No. 16 “Business Combinations.” All business combinations in the scope of this Statement are to be accounted for using one method, the purchase method. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB No. 17, “Intangible Assets”. It changes the accounting for goodwill from an amortization method to an impairment only approach. The Company will cease the amortization of goodwill that was recorded in past business combinations on December 31, 2001, as required by SFAS No. 142. The Company is still evaluating how the adoption of these pronouncements will impact the financial statements.
EMBARCADERO TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

           In June 1998, the FASB issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS 133 establishes new standards of accounting and reporting for derivative instruments and hedging activities and was adopted by the Company on January 1, 2001. SFAS 133 requires that all derivatives be recognized at fair value in the statement of financial position, and that the corresponding gains or losses be reported either in the statement of operations or as a component of comprehensive income, depending on the type of hedging relationship that exists. The adoption of SFAS 133 did not have a material impact on the Company’s financial position and results of operations.

NOTE 2—Related-party Transactions

          During the three and six months ended June 30, 2000, the Company had software product and maintenance revenue from its then affiliated company, Embarcadero Europe Ltd. (EEL), totaling $707,000 and $1.2 million, respectively. In October 2000, the Company acquired the remaining ownership in EEL. Accordingly, the results of EEL’s operations for the three and six months ended June 30, 2001 are included in the Company’s consolidated results of operations.

NOTE 3—Earnings per Share

          Basic net income (loss) per common share excludes the effect of potentially dilutive securities and is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net income (loss) per share reflects the potential dilution of securities by including stock options in the weighted average number of common shares outstanding for a period, if dilutive.

          A reconciliation of the numerator and denominator used in the calculation of historical basic and diluted net income (loss) per share is as follows (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000
Historical net income (loss) available to common stockholders per share, basic and diluted:
Numerator for net income (loss) available to common stockholders, basic and diluted	$ 558	$ (20)	$ 315	$(3,922)
Denominator for basic net income (loss) per share:
Weighted average common shares outstanding	27,085	25,181	27,050	23,200

Net income (loss) per share, basic	$ 0.02	$ 0.00	$ 0.01	$ (0.17)

Denominator for diluted net income (loss) per share:
Weighted average common shares outstanding.	27,085	25,181	27,050	23,200
Effect of dilutive securities—common stock options	2,473	—	2,610	—

Weighted average common and common equivalent shares	29,558	25,181	29,660	23,200

Net income (loss) available to common stockholders per share, diluted	$ 0.02	$ 0.00	$ 0.01	$ (0.17)

Anti-dilutive securities not included in net income (loss) available to common stockholders per share calculation— common stock options	1,566	3,660	1,476	3,660

EMBARCADERO TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

           In connection with the sale of 253,893 shares of Series A convertible preferred stock at a price below the deemed fair market value, the Company recognized a non-cash charge (deemed preferred stock dividend) against earnings attributable to common stockholders of approximately $1.2 million in the six months ended June 30, 2000. There was no such deemed preferred stock dividend in six months ended June 30, 2001.

ITEM  2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes included in this Form 10-Q and with our management’s discussion and analysis included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, filed on March 20, 2001.

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

          We were incorporated in California as Client Worx, Inc. in July 1993 and changed our name to Embarcadero Technologies, Inc. in October 1993. We reincorporated in Delaware in February 2000. At our inception, we focused on developing and marketing software for use with Sybase and Microsoft SQL Server databases. In December 1993, we introduced Rapid SQL for Sybase and Microsoft SQL Server database development. In July 1994, we introduced DBArtisan for the administration of Sybase and Microsoft SQL Server databases. In June 1996, we released ER/Studio, our database design solution, which was our first product to offer support for IBM DB2 Universal Database, Informix and Oracle, as well as Sybase and Microsoft SQL Server.

          The success of ER/Studio’s multi-vendor support led us to add support for other major databases to our other products. We added Oracle support to DBArtisan in April 1997 and to Rapid SQL in January 1998. We added support for IBM DB2 Universal Database to both products in mid-1998. In 1998, we also began to enhance our products with add-ons and companion products. In October 1998, we offered our first standalone companion product, ER/Studio Viewer, which complemented the ER/Studio product. In April 1999, we introduced DBArtisan Schema Manager as a standalone companion product and changed the product name to DBArtisan Change Manager in January 2000. In October 2000, we introduced DBArtisan Job Scheduler, designed to simplify database administration by enabling database professionals to automate their scheduling tasks and manage them from a single, easy-to-use graphical console. We introduced PL/SQL Debugger and SQL Profiler add-ons to extend the functionality of Rapid SQL and DBArtisan in January 2000. During the first quarter of 2001, we introduced Performance Center and SQL Tuner; both products help improve the availability and performance of databases.

          During the fourth quarter of 2000, we completed three acquisitions: Embarcadero Europe Ltd., Advanced Software Technologies, Inc. and EngineeringPerformance, Inc. Embarcadero Europe Ltd. serves as our sales and marketing office for Europe, the Middle East and Africa. In connection with our acquisition of Advanced Software Technologies, Inc., we introduced GDPro (recently renamed “Describe”), an application design product.

Sources of Revenue and Revenue Recognition Policy

          Total revenues consist of revenues earned under software license agreements and maintenance agreements. Revenues from software license agreements are recognized upon shipment, provided that a signed contract exists, the fee is fixed or determinable and collection of the resulting receivable is probable.

          We recognize revenues from maintenance fees, including amounts allocated from product revenues for ongoing customer support and product updates and upgrades, ratably over the period of the maintenance contract. Payments for maintenance fees are generally made in advance and are non-refundable. For contracts with multiple obligations (e.g., deliverable products and maintenance), revenues are allocated to each undelivered component of the contract based on objective evidence of its fair value, which is specific to the Company. We recognize revenues allocated when the criteria for revenue recognition set forth above are met.

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

Results of Operations

          The following table sets forth, for the periods indicated, the percentage relationship of certain items from the Company’s condensed consolidated statement of operations to total revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000
Revenues:
License	67.1%	69.8%	67.0%	70.3%
Maintenance	32.9%	30.2%	33.0%	29.7%

Total revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues:
License:
License, other	1.6%	2.0%	1.5%	1.7%
Amortization of acquired technology	1.4%	—	1.4%	—

Total license	3.0%	2.0%	2.9%	1.7%

Maintenance:
Maintenance, other	3.5%	3.2%	4.1%	3.5%
Amortization of non-cash stock-based compensation	—	0.1%	—	0.2%

Total maintenance	3.5%	3.3%	4.1%	3.7%

Total cost of revenues	6.5%	5.3%	7.0%	5.4%

Gross profit	93.5%	94.7%	93.0%	94.6%
Operating expenses:
Research and development:
Research and development, other	23.9%	23.4%	24.4%	22.7%
Amortization of non-cash stock-based compensation	0.2%	1.0%	0.3%	1.2%

Total research and development	24.1%	24.4%	24.7%	23.9%

Sales and marketing:
Sales and marketing, other	36.3%	31.5%	35.8%	30.1%
Amortization of non-cash stock-based compensation	2.9%	10.1%	3.2%	12.4%

Total sales and marketing	39.2%	41.6%	39.0%	42.5%

General and administrative:
General and administrative, other	7.0%	7.9%	7.0%	9.3%
Amortization of non-cash stock-based compensation	4.9%	11.2%	5.5%	22.5%

Total general and administrative	11.9%	19.1%	12.5%	31.8%

Amortization of goodwill and other intangible assets	9.6%	—	9.9%	—

Total operating expenses	84.8%	85.1%	86.1%	98.2%

Income (loss) from operations	8.7%	9.6%	6.9%	(3.6)%
Other income, net	2.3%	5.5%	1.9%	3.1%
Expenses related to proposed public offering	—	—	(1.2)%	—

Income (loss) before income taxes	11.0%	15.1%	7.6%	(0.5)%
Provision for income taxes	(7.2)%	(14.1)%	(6.5)%	(14.5)%

Income (loss) before share in affiliated company loss	3.8%	1.0%	1.1%	(15.0)%
Share in loss of affiliated company	—	(1.2)%	—	(1.0)%
Net income (loss)	3.8%	(0.2)%	1.1%	(16.0)%

Deemed preferred stock dividend	—	—	—	(7.1)%

Net income (loss) available to common stockholders	3.8%	(0.2)%	1.1%	(23.1)%

Three and Six Months Ended June 30, 2001 and June 30, 2000

Revenues

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000
	(in thousands)
Revenues:
License	$ 9,793	$6,336	$18,941	$11,922
Maintenance	4,806	2,744	9,349	5,041

Total revenues	$14,599	$9,080	$28,290	$16,963

          Total Revenues.     Total revenues for the three and six months ended June 30, 2001 were $14.6 million and $28.3 million, respectively, representing increases of 60.8% and 66.8% from the comparable periods of 2000.

          License.     License revenues for the three and six months ended June 30, 2001 were $9.8 million and $18.9 million, respectively, representing increases of 54.6% and 58.9% from the comparable periods of 2000. The increase in license revenues was due to greater market acceptance of our products, greater breadth of product offerings and an increase in sales staff.

          Maintenance.     Maintenance revenues for the three and six months ended June 30, 2001 were $4.8 million and $9.3 million, respectively, representing increases of 75.1% and 85.5% from the comparable periods of 2000. The increase was due to the increase in the number of licenses sold and a corresponding increase in our installed customer base and maintenance renewals.

Cost of Revenues

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000
	(in thousands)
Cost of revenues:
License:
License, other	$241	$186	$ 414	$295
Amortization of acquired technology	202	—	404	—

Total license	443	186	818	295

Maintenance:
Maintenance, other	503	287	1,158	600
Amortization of non-cash stock-based compensation	3	10	7	23

Total maintenance	506	297	1,165	623

Total cost of revenues	$949	$483	$1,983	$918

          License.     Cost of license revenues consists primarily of amortization of acquired technology, product media and packaging, shipping fees, royalties and duplication expenses. Cost of license revenues was $443,000 and $818,000 for the three and six months ended June 30, 2001, respectively, representing increases of 138.2% and 177.3% from the comparable periods of 2000. The increase in absolute dollars from 2000 to 2001 was due to amortization of acquired technology that was purchased in the fourth quarter of 2000 and an increase in the number of licenses sold. Cost of license revenues represented 4.5% and 4.3% of license revenues in the three and six months ending June 30, 2001, respectively, compared to 2.9% and 2.5% for the comparable periods of 2000. Excluding amortization of acquired technology, as a percentage of license revenue cost of license was 2.5% and 2.2% for the three and six months ended June 30, 2001 and 2.9% and 2.5% for the comparable periods of 2000. Cost of license revenues as a percentage of license revenues may vary in the future depending on the mix of internally developed versus externally licensed products and product components.

          Maintenance.     Cost of maintenance revenues consists primarily of customer support personnel and related expenses, including payroll, employee benefits and non-cash stock-based compensation. Cost of maintenance revenues was $506,000 and $1.2 million for the three and six months ended June 30, 2001, respectively, representing increases of 70.4% and 87.0% from the comparable periods of 2000. Cost of maintenance revenues represented 10.5% and 12.5% of maintenance revenues in the three and six months ended June 30, 2001, respectively, and 10.8% and 12.4% for the comparable periods of 2000. The increase in absolute dollars from 2000 to 2001 was due primarily to an increase in the number of customer support personnel hired to service our expanding customer base and the associated increase in overhead allocation. The increase in customer support personnel is due to hiring as well as the inclusion of personnel absorbed through acquisitions in the fourth quarter of 2000. We expect cost of maintenance revenues to increase in absolute dollars in future periods as we hire more support personnel.

Operating Expenses

Research and Development

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000
	(in thousands)
Research and development:
Research and development, other	$3,485	$2,128	$6,896	$3,850
Amortization of non-cash stock-based compensation	36	94	81	202

Total research and development	$3,521	$2,222	$6,977	$4,052

          Research and development expenses consist primarily of personnel and related expenses, including payroll, employee benefits and non-cash stock-based compensation, as well as payments made to outside software development contractors. Research and development expenses for the three and six months ended June 30, 2001 were $3.5 million and $7.0 million, respectively, representing increases of 58.5% and 72.2% from the comparable periods of 2000. The increase in absolute dollars from 2000 to 2001 was due primarily to an increase in the number of personnel in our research and development organization, both domestically and in our research and development facility in Canada, and the associated increase in overhead allocation. The increase in personnel is due to hiring as well as the inclusion of personnel absorbed through acquisitions in the fourth quarter of 2000. As a percentage of total revenues, research and development expenses were 24.1% and 24.7%, 24.4% and 23.9% in the three and six months ended June 30, 2001 and 2000, respectively. We expect research and development expenses to increase in absolute dollars in future periods as additional development personnel are hired and as we expand our product development activities.

Sales and Marketing

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000
	(in thousands)
Sales and marketing:
Sales and marketing, other	$5,302	$2,856	$10,124	$5,110
Amortization of non-cash stock-based compensation	415	914	907	2,105

Total sales and marketing	$5,717	$3,770	$11,031	$7,215

           Sales and marketing expenses consist primarily of salaries, commissions earned by sales personnel, non-cash stock-based compensation, trade shows, travel and other marketing communication costs, such as advertising and promotion. Sales and marketing expenses for the three and six months ended June 30, 2001 were $5.7 million and $11.0 million, respectively, representing increases of 51.6% and 52.9% from the comparable periods in 2000. As a percentage of total revenues, sales and marketing expenses were 39.2% and 39.0%, 41.6% and 42.5% in the three and six months ended June 30, 2001 and 2000, respectively. Excluding non-cash stock-based compensation, sales and marketing expenses as a percentage of total revenues were 36.3% and 35.8%, 31.5% and 30.1% in the three and six months ended June 30, 2001 and 2000, respectively. The increase in absolute dollars and as a percentage of revenue (exclusive of non-cash stock-based compensation) from 2000 to 2001 was due to increases in headcount and related expenses, increased commissions based on sales volume, costs associated with the expansion of the field sales organization and expanded marketing programs. We have invested, and we plan to continue to invest, resources to expand our selling efforts and to execute marketing programs that build the awareness and brand equity of our products. As a result, we expect sales and marketing expenses to increase in absolute dollars in future periods.

General and Administrative

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000
	(in thousands)
General and administrative:
General and administrative, other	$1,024	$ 717	$1,973	$1,573
Amortization of non-cash stock-based compensation	712	1,013	1,556	3,819

Total general and administrative	$1,736	$1,730	$3,529	$5,392

          General and administrative expenses consist primarily of non-cash stock-based compensation, salaries and related personnel expenses, as well as general operations. General and administrative expenses for the three and six months ended June 30, 2001 were $1.7 million and $3.5 million, respectively, representing changes of 0.3% and (34.6)% from the comparable periods of 2000. The decrease in absolute dollars from 2000 to 2001 for the six months ended June 30 was due to a decrease in non-cash stock-based compensation. As a percentage of total revenues, general and administrative expenses were 11.9% and 12.5%, 19.1% and 31.8% in the three and six months ended June 30, 2001 and 2000, respectively. The decrease from 2000 to 2001 was primarily due to a decrease in non-cash stock-based compensation. Excluding non-cash stock based compensation, general and administrative expenses as a percentage of total revenues were 7.0% and 7.0%, 7.9% and 9.3% in the three and six months ended June 30, 2001 and 2000, respectively. We expect other general and administrative expenses to continue to increase in absolute dollars as we expand our administrative staff and facilities to support larger operations and as we incur expenses associated with being a public company.

          Amortization of Goodwill and Other Intangible Assets.    In connection with the acquisitions of Advanced Software Technologies, Inc., EngineeringPerformance, Inc., and the remaining 56% of Embarcadero Europe Ltd., we recorded $21.4 million of goodwill and other intangible assets in the fourth quarter of 2000. The total amortization expense related to these costs in the three and six months ended June 30, 2001 was $1.6 million and $3.2 million, respectively. Approximately $400,000 of this amortization expense was recorded as cost of license revenue in the six months ending June 30, 2001. The remaining $2.8 million of expense was recorded as an operating expense. These assets will be amortized over their useful lives, ranging from 2 to 4 years. We had no such amortization expense in the three and six months ended June 30, 2000.

          Provision for Income Taxes.    Provision for income taxes for the three and six months ended June 30, 2001 was $1.0 million and $1.8 million, respectively. The decrease in the effective tax rate before non-cash stock-based compensation and amortization of goodwill from 2000 to 2001 is the result of tax exempt interest income and an increased research and development tax credit resulting from a corresponding increase in qualified research and development expenses.

Liquidity and Capital Resources

          We have funded our business to date from cash generated by our operations and proceeds from sales of equity. In April 2000, we completed our initial public offering of common stock, generating net proceeds to us of approximately $43.0 million. As of June 30, 2001, we had cash and cash equivalents of $41.0 million.

          Net cash provided by operating activities for the six months ended June 30, 2001 and 2000 was $9.8 million and $5.5 million, respectively. The increase was primarily due to an increase in net income, augmented by changes in operating assets and liabilities, as well as a net increase in non-cash depreciation and amortization expenses.

          Net cash used in investing activities for the six months ended June 30, 2001 and 2000 was $4.3 million and $913,000, respectively. In both periods, cash used in investing activities included purchases of computer equipment, software, leasehold improvements, fixtures and furniture. Additionally, in the six months ended June 30, 2001, $3.1 million was used to acquire technology. There was no such use of cash in the six months ended June 30, 2000.

          Net cash provided by financing activities in the six months ended June 30, 2001 and 2000 was $677,000 and $44.4 million, respectively. In the six months ended June 30, 2001, cash flow from financing activities came from the exercise of stock options under the Company’s stock option plan. Net cash provided by financing activities in the six months ended June 30, 2000 came predominately from $43.0 million in net proceeds from the Company’s initial public offering of common stock and to a lesser extent from the proceeds from the sale of the Company’s Series A preferred stock and the exercise of stock options under the Company’s stock option plan.

          We have a $2 million revolving credit facility with a bank that bears interest at the prime rate and expires on May 31, 2002. We have not drawn on this credit facility and accordingly have no balance outstanding. Our credit facility requires us to maintain various quarterly financial covenants including covenants related to our tangible net worth and total liabilities. We are in compliance with all of the financial covenants under the facility.

          We believe that our existing cash balances and cash equivalents and cash from operations will be sufficient to finance our operations through at least the next 12 months. If additional financing is needed, there can be no assurance that such financing will be available to us on commercially reasonable terms, or at all.

Impact of Recently Issued Accounting Standards

          In June 2001, the Financial Accounting Standards Board (“FASB”) unanimously approved the issuance of two statements, Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 addresses financial accounting and reporting for business combinations and amends APB No. 16 “Business Combinations.” All business combinations in the scope of this Statement are to be accounted for using one method, the purchase method. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB No. 17, “Intangible Assets”. It changes the accounting for goodwill from an amortization method to an impairment only approach. The Company will cease the amortization of goodwill that was recorded in past business combinations on December 31, 2001, as required by SFAS No. 142. The Company is still evaluating how the adoption of these pronouncements will impact the financial statements.

          In June 1998, the FASB issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS 133 establishes new standards of accounting and reporting for derivative instruments and hedging activities and was adopted by the Company on January 1, 2001. SFAS 133 requires that all derivatives be recognized at fair value in the statement of financial position, and that the corresponding gains or losses be reported either in the statement of operations or as a component of comprehensive income, depending on the type of hedging relationship that exists. The adoption of SFAS 133 did not have a material impact on the Company’s financial position and results of operations.

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

          Our growth rates may not be sustainable and you should not use our past performance to predict future results. We believe that quarter-to-quarter comparisons of our historical results of operations are not indicative of our future performance. Our revenues and operating results may vary significantly from quarter to quarter due to a number of factors, including the factors discussed below under the captions:

•	“Large sales of our products and maintenance involve a lengthy sales cycle, which could cause delays in recognizing revenue or the failure to obtain revenue;”

•	“We expect to incur significant increases in our operating expenses in the foreseeable future, which may affect our profitability;”

•	“Acquisitions of companies or technologies may result in disruptions to our business;”

•
“If we are not able to enhance our products to adapt to rapid technological change, our products may not achieve market acceptance and we may suffer reduced gross margins and loss of market share;” and

•	“We may lose market share and be required to reduce prices as a result of competition from existing competitors, independent software vendors and manufacturers of compatible software.”

          Seasonal variations in orders for our products also contribute to fluctuations in our quarterly operating results. These fluctuations are likely to cause corresponding volatility in our stock price, particularly if our operating results vary from analysts’ expectations.

If sales of DBArtisan fall, our revenues and income may decline.

          A large portion of our revenues currently comes from sales of our DBArtisan product. For the six months ended June 30, 2001 and for the years ended December 31, 2000, 1999 and 1998, DBArtisan accounted for approximately 36.8%, 46.6%, 48.3% and 56.3%, respectively, of our domestic license revenues. We expect that sales of DBArtisan will continue to represent a substantial portion of our license revenues for the foreseeable future. In addition, most of our customers initiate a relationship with us by purchasing DBArtisan. If demand for DBArtisan declines due to competition, technological change or other factors, our revenues and income may decline significantly.

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

          The markets into which we sell our products are cyclical and are subject to general economic conditions. The database industry is subject to significant downturns in connection with, or in anticipation of, declines in general economic conditions. For example, a number of companies that sell the database platforms that our products support, including Oracle, have reduced or failed to meet analysts’ revenue and earnings expectations. In addition, we believe that the recent economic downturn has had an impact on capital spending in the database market.

          We are uncertain as to how long and how deep the current downturn may be in the database market. Any continued or further slowdowns in the database market or in general economic conditions would likely result in a reduction in demand for our products and could harm our businesses.

If we cannot manage our growth effectively, our rate of growth and income may decline.

          We have recently experienced a period of significant expansion in our operations, both through internal growth as well as through acquisitions of companies in the United Kingdom, Colorado and Canada. This growth has placed, and will continue to place, a significant strain on our management, administrative, operational and financial infrastructure and we may not be able to effectively manage our growth in the future. To support our expanding operations, we have increased the number of our full-time employees from 57 as of December 31, 1998, to 105 as of December 31, 1999, 268 as of December 31, 2000 and 298 as of June 30, 2001. We expect to hire additional employees in all areas to manage our expanding operations. Our ability to manage growth requires that we continue to improve our operational, financial and management controls and procedures. If we are unable to manage this growth effectively, our rate of growth and our income may decline.

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

If we are not able to enhance our products to adapt to rapid technological change, our products may not achieve market acceptance, our revenue and earnings may suffer and we may experience loss of market share.

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

          Our success depends on the continued service of our executive officers and other key administrative, sales and marketing, research and development and support personnel. None of our executive officers or key employees is bound by an employment agreement for any specific term and we do not maintain any key person life insurance policies. If we lose the services of one or more of our executive officers or key employees, or if one or more of them decide to join a competitor or otherwise compete directly or indirectly with us, our business could be seriously harmed.

          We intend to hire additional sales and marketing as well as research and development personnel over the next several months. Our business will not be able to grow if we cannot attract, retain and motivate qualified personnel. Competition for qualified employees is intense and we may not be able to attract, assimilate or retain highly qualified personnel in the future. There has in the past been and there may in the future be a shortage of personnel that possess the technical background necessary to sell, support and develop our products effectively. Some of our current employees and those that we seek to hire may be subject to non-competition or non-solicitation covenants that could further limit our ability to attract or retain qualified personnel.

We may lose market share and be required to reduce prices as a result of competition from our existing competitors, independent software vendors and manufacturers of compatible software.

          The market for our products is highly competitive, dynamic and subject to rapidly changing technology. We compete primarily against other providers of application design and database management utilities, which include Computer Associates, Quest Software, BMC Software, Rational Software and other independent software vendors. Our products also compete with products offered by database software manufacturers, including Oracle, Microsoft and IBM. Some of these competing products are provided at no charge to their customers. We expect that companies such as Oracle, Microsoft and IBM will continue to develop and incorporate into their products applications which compete with our products and may take advantage of their substantial technical, financial, marketing and distribution resources in those efforts. We may not be able to compete effectively with those products or efforts, which could significantly harm our business and operating results. In addition, if the market for application design and database management products continues to grow, some of our competitors may increase their focus on offering software directly competitive with ours, whether by internal development, external development or acquisition. Our competitors may also attempt to keep us from integrating our software with theirs, making it more difficult for our customers to adopt our software. If such increased competition were to result in resistance to integration of our software with the software of these competitors, our business would be harmed. Further, if a single database platform were to gain a considerably larger share of the database market than other database platforms, we would lose our multi-platform competitive advantage and our sales would suffer. Many of our competitors have longer operating histories, substantially greater financial, technical, marketing and other resources, and greater name recognition than we do. They also may be able to respond more quickly than we can to changes in technology or customer requirements. Competition could seriously impede our ability to sell additional products on acceptable terms. Our competitors may:

•	develop and market new technologies that render our products obsolete, unmarketable or otherwise less competitive;

•	make strategic acquisitions or establish cooperative relationships among themselves or with other companies, thereby enhancing the functionality of their products; or

•	establish or strengthen cooperative relationships with channel or strategic partners which limit our ability to sell or to co-market products through these channels.

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

          Our operations are vulnerable to damage or interruption from computer viruses, human error, natural disasters, telecommunications failures, intentional acts of vandalism and similar events. In particular, our corporate headquarters are located in San Francisco, which is known for seismic activity. Although we have a disaster recovery plan for critical data and business applications, this does not provide assurance that we would not suffer a business interruption. A significant business interruption would result in losses or damages incurred by us and would harm our business. Our business interruption insurance may not be adequate to compensate us for losses that might occur.

Insiders have substantial control over us, which could limit others’ ability to influence the outcome of key transactions.

          Our executive officers and directors, in the aggregate, beneficially hold 34.9% of our outstanding common stock. These stockholders, if acting together, can influence significantly all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions.

We expect the price of our common stock to remain volatile, making it difficult for our stockholders to predict the return on their investment.

          Since our initial public offering, the market price of our common stock has fluctuated significantly in response to a number of factors, some of which are beyond our control, including:

•	quarterly variations in our operating results;

•	changes in financial estimates by securities analysts;

•	changes in market valuation of software and Internet companies;

•	announcements that we or our competitors make related to significant contracts, acquisitions, capital commitments, strategic partnerships or product introductions or enhancements;

•	additions or departures of key personnel;

•	stock market price and volume fluctuations, which are particularly volatile among securities of software and Internet companies; and

•	sales of significant amounts of our common stock.

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

          Provisions of our amended and restated certificate of incorporation and bylaws as well as Delaware law could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders. We are subject to the provisions of Delaware law, which restrict business combinations with interested stockholders, which may have the effect of inhibiting a non-negotiated merger or other business combinations.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Exchange Risk

          Currently, the majority of our sales and expenses are denominated in U.S. dollars and, as a result, we have not experienced significant currency related gains or losses to date.

          As sales by our wholly-owned subsidiary, Embarcadero Europe Ltd., increase, we will be exposed to greater volatility in fluctuations of the pound sterling, the Euro and potentially other currencies as well. We used hedging contracts in the six months ended June 30, 2001 to hedge our foreign-currency fluctuation risks. We do not use derivative financial instruments for speculative trading purposes.

PART II

OTHER INFORMATION

ITEM  4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          On June 5, 2001 the Company held its annual meeting of stockholders. The following items were submitted to a vote of the stockholders:

(a) To elect two Class I members currently serving on the Board of Directors to three-year terms.

Election of Directors	Votes For	Votes Withheld
Timothy C.K. Chou	18,477,244	7,855
Frank J. Polestra	18,477,344	7,755

          As a result, Messrs. Chou and Polestra were elected as Directors of the Company. The following incumbent members continue to serve on the Board of Directors: Stephen R. Wong, Dennis J. Wong and Michael J. Roberts.

(b) To ratify the appointment of PricewaterhouseCoopers, LLP as the Company’s independent accountants for the year ending December 31, 2001.

Votes
For	18,480,090
Against	4,281
Abstain	728

          The appointment was approved.

ITEM  6.    EXHIBITS AND REPORTS ON FORM 8-K

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

Date: August 6, 2001