Form 10-Q
period 2001-09-30
EMBARCADERO TECHNOLOGIES INC
filed 2001-11-09
CIK 1107112

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001.

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
☒ Yes    ☐ No

          The number of shares outstanding of the Registrant’s Common Stock as of October 31, 2001 was 27,152,583.

EMBARCADERO TECHNOLOGIES, INC.

PART I

FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

EMBARCADERO TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)
(unaudited)

	September 30, 2001	December 31, 2000
ASSETS
Current Assets:
Cash and cash equivalents	$40,708	$34,745
Trade accounts receivable, net	5,802	6,622
Prepaid and other current assets	2,038	3,408

Total current assets	48,548	44,775
Property and equipment, net	3,252	3,299
Goodwill and other intangible assets, net	20,242	20,522
Deferred income taxes	1,117	1,117
Other assets	201	264

Total assets	$73,360	$69,977

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$ 5,836	$ 4,797
Deferred revenue	8,928	7,939
Deferred income taxes	181	980

Total current liabilities	14,945	13,716

Stockholders’ Equity:
Common stock, $0.001 par value	27	27
Additional paid-in capital	71,553	70,949
Accumulated other comprehensive income	116	—
Deferred stock-based compensation	(3,353)	(6,886)
Accumulated deficit	(9,928)	(7,829)

Total stockholders’ equity	58,415	56,261

Total liabilities and stockholders’ equity	$73,360	$69,977

The accompanying notes are an integral part of these condensed consolidated financial statements.

EMBARCADERO TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
Revenues:
License	$ 6,123	$ 7,640	$25,064	$19,562
Maintenance	4,950	3,211	14,299	8,252

Total revenues	11,073	10,851	39,363	27,814

Cost of revenues:
License:
License, other	136	150	550	445
Amortization of acquired technology	231	—	635	—

Total license	367	150	1,185	445
Maintenance:
Maintenance, other	517	313	1,675	913
Amortization of non-cash stock-based compensation	3	6	10	29

Total maintenance	520	319	1,685	942

Total cost of revenues	887	469	2,870	1,387

Gross profit	10,186	10,382	36,493	26,427

Operating expenses:
Research and development:
Research and development, other	3,915	2,790	10,811	6,640
Amortization of non-cash stock-based compensation	29	77	110	279

Total research and development	3,944	2,867	10,921	6,919

Sales and marketing:
Sales and marketing, other	5,022	3,106	15,146	8,216
Amortization of non-cash stock-based compensation	352	716	1,259	2,821

Total sales and marketing	5,374	3,822	16,405	11,037

General and administrative:
General and administrative, other	945	866	2,918	2,439
Amortization of non-cash stock-based compensation	600	1,219	2,156	5,038

Total general and administrative	1,545	2,085	5,074	7,477

Amortization of goodwill and other intangible assets	1,405	—	4,215	—
Lease related impairment loss	1,490	—	1,490	—

Total operating expenses	13,758	8,774	38,105	25,433

Income (loss) from operations	(3,572)	1,608	(1,612)	994
Other income, net	271	651	810	1,181
Expenses related to proposed public offering	—	—	(350)	—

Income (loss) before income taxes	(3,031)	2,259	(1,152)	2,175
Benefit from (provision for) income taxes	887	(1,517)	(947)	(3,972)

Income (loss) before share in affiliated company loss	(2,414)	742	(2,099)	(1,797)
Share in loss of affiliated company	—	(65)	—	(230)

Net income (loss)	(2,414)	677	(2,099)	(2,027)
Deemed preferred stock dividend	—	—	—	(1,218)

Net income (loss) available to common stockholders	$ (2,414)	$ 677	$ (2,099)	$ (3,245)

Basic and Diluted Net Income (Loss) Per Share Available to Common Stockholders:
Basic	$ (0.09)	$ 0.03	$ (0.08)	$ (0.13)

Diluted	$ (0.09)	$ 0.02	$ (0.08)	$ (0.13)

Weighted Average Shares Used in Per Share Calculation:
Basic	27,130	26,613	27,078	24,376

Diluted	27,130	28,011	27,078	24,376

The accompanying notes are an integral part of these condensed consolidated financial statements.

EMBARCADERO TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2001	2000
Cash Flows from Operating Activities:
Net loss	$ (2,099)	$ (2,027)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,111	427
Provision for doubtful accounts	15	—
Amortization of acquired technology	635	—
Amortization of goodwill and other intangible assets	4,215	—
Amortization of deferred stock-based compensation	3,533	8,167
Share in loss of affiliated company	—	230
Loss on disposal of property and equipment	170	36
Deferred income taxes, net	(799)	274
Lease related impairment loss	1,490	—
Changes in assets and liabilities:
Trade accounts receivable	805	(4,328)
Prepaid expenses and other assets	1,525	(1,534)
Accounts payable and accrued liabilities	(115)	3,061
Deferred revenue	989	2,266

Net cash provided by operating activities	11,475	6,572

Cash Flows from Investing Activities:
Purchase of property and equipment	(1,570)	(1,308)
Purchase of technology	(4,662)	—

Net cash used in investing activities	(6,232)	(1,308)

Cash Flows from Financing Activities:
Proceeds from issuance of preferred stock	—	1,828
Proceeds from issuance of common stock	—	43,034
Proceeds from exercise of stock options	679	172
Payments for repurchase of common stock	(75)	—
Payments on notes payable to stockholders	—	(1,000)

Net cash provided by financing activities	604	44,034

Effect of exchange rate changes on cash	116	—
Net increase in cash and cash equivalents	5,963	49,298
Cash and cash equivalents at beginning of period	34,745	1,804

Cash and cash equivalents at end of period	$40,708	$51,102

Supplemental Non-cash Investing and Financing Activities:
Deferred stock-based compensation	$ —	$ 6,759

Exercise of common stock options for notes receivable	$ —	$ 458

Conversion of preferred stock to common stock	$ —	$ 1,828

The accompanying notes are an integral part of these condensed consolidated financial statements.

EMBARCADERO TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1—THE COMPANY AND BASIS OF PRESENTATION

          Embarcadero Technologies, Inc. (the “Company”) was incorporated in California on July 23, 1993 and reincorporated in Delaware on February 15, 2000. The Company provides software products that enable organizations to build and manage e-business applications and their underlying databases. The Company’s suite of products allows customers to manage the database life cycle, which is the process of creating, deploying and enhancing databases in response to evolving business and software application requirements. By simplifying the management of the database life cycle, the Company’s products allow organizations to rapidly develop and ensure the availability of e-business applications.

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

          Operating results for the three and nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2001 or for any future period. Further, the preparation of condensed consolidated financial statements requires management to make estimates and assumptions that affect the recorded amounts reported therein. A change in facts or circumstances surrounding the estimates could result in a change to the estimates and impact future operating results.

Recent Accounting Pronouncements

          In October 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, which supercedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of” and the accounting and reporting provisions of Accounting Principles Board (“APB”) No. 30, “Reporting the Results of Operations- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and is effective for fiscal years beginning after December 15, 2001 as well as interim periods within those fiscal years. The Company is currently reviewing this statement to determine its effect on its Company’s financial position and results of operation.

EMBARCADERO TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

          In September 2001, the FASB issued two statements, SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 141 addresses financial accounting and reporting for business combinations and amends APB No. 16 “Business Combinations”. All business combinations in the scope of this Statement are to be accounted for using one method, the purchase method. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB No. 17, “Intangible Assets”. It changes the accounting for goodwill from an amortization method to an impairment only approach. The Company will cease the amortization of goodwill that was recorded in past business combinations on December 31, 2001, as required by SFAS No. 142. The Company is still evaluating how the adoption of these pronouncements will impact its financial statements.

          In September 1998, the FASB issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. SFAS 133 establishes new standards of accounting and reporting for derivative instruments and hedging activities and was adopted by the Company on January 1, 2001. SFAS 133 requires that all derivatives be recognized at fair value in the statement of financial position, and that the corresponding gains or losses be reported either in the statement of operations or as a component of comprehensive income, depending on the type of hedging relationship that exists. The adoption of SFAS 133 did not have a material impact on the Company’s financial position and results of operations.

NOTE 2—RELATED-PARTY TRANSACTIONS

          During the three and nine months ended September 30, 2000, the Company had software product and maintenance revenue from its then affiliated company, Embarcadero Europe Ltd. (EEL), totaling $808,000 and $2.0 million, respectively. In October 2000, the Company acquired the remaining ownership in EEL. Accordingly, the results of EEL’s operations for the three and nine months ended September 30, 2001 are included in the Company’s consolidated results of operations.

NOTE 3—OTHER COMPREHENSIVE INCOME

          Accumulated other comprehensive income consists of changes in accumulated foreign currency translation adjustments during the period. For both the three and nine months ended September 30, 2001, other comprehensive income amounted to approximately $116,000. No such amounts existed in the three and nine months ended September 30, 2000.

NOTE 4—LEASE RELATED IMPAIRMENT LOSS

          During the third quarter, we recorded a provision for an impairment loss of $1.5 million related to office leases in San Francisco and Boston. The impairment loss consists of approximately $1 million in contractual obligations under the facilities leases, net of estimated sub-lease income from the projected date of abandonment to the end of the lease term. The remaining $500,000 consists of write-downs to leasehold improvements and other assets attributable to the abandoned space, as well as other expenses related to securing the sublease arrangements.

EMBARCADERO TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

NOTE 5—EARNINGS PER SHARE

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

          A reconciliation of the numerator and denominator used in the calculation of historical basic and diluted net income (loss) per share is as follows (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
Historical net income (loss) available to common stockholders per share, basic and diluted:
Numerator for net income (loss) available to common stockholders, basic and diluted	$ (2,414)	$ 677	$ (2,099)	$ (3,245)
Denominator for basic net income (loss) per share:
Weighted average common shares outstanding	27,130	26,613	27,078	24,376

Net income (loss) per share, basic	$ (0.09)	$ 0.03	$ (0.08)	$ (0.13)

Denominator for diluted net income (loss) per share:
Weighted average common shares outstanding	27,130	26,613	27,078	24,376
Effect of dilutive securities—common stock options	—	1,398	—	—

Weighted average common and common equivalent shares	27,130	28,011	27,078	24,376

Net income (loss) available to common stockholders per share, diluted	$ (0.09)	$ 0.02	$ (0.08)	$ (0.13)

Anti-dilutive securities not included in net income (loss) available to common stockholders per share calculation—common stock options	2,123	—	1,679	3,463

          In connection with the sale of 253,893 shares of Series A convertible preferred stock at a price below the deemed fair market value, the Company recognized a non-cash charge (deemed preferred stock dividend) against earnings attributable to common stockholders of approximately $1.2 million in the nine months ended September 30, 2000. There was no such deemed preferred stock dividend in nine months ended September 30, 2001.

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

          We were incorporated in California as Client Worx, Inc. in July 1993 and changed our name to Embarcadero Technologies, Inc. in October 1993. We reincorporated in Delaware in February 2000. At our inception, we focused on developing and marketing software for use with Sybase and Microsoft SQL Server databases. In December 1993, we introduced Rapid SQL for Sybase and Microsoft SQL Server database development. In July 1994, we introduced DBArtisan for the administration of Sybase and Microsoft SQL Server databases. In September 1996, we released ER/Studio, our database design solution, which was our first product to offer support for IBM DB2 Universal Database, Informix and Oracle, as well as Sybase and Microsoft SQL Server.

          The success of ER/Studio’s multi-vendor support led us to add support for other major databases to our other products. We added Oracle support to DBArtisan in April 1997 and to Rapid SQL in January 1998. We added support for IBM DB2 Universal Database to both products in mid-1998. In 1998, we also began to enhance our products with add-ons and companion products. In October 1998, we offered our first standalone companion product, ER/Studio Viewer, which complemented the ER/Studio product. In April 1999, we introduced DBArtisan Schema Manager as a standalone companion product and changed the product name to DBArtisan Change Manager in January 2000. In October 2000, we introduced DBArtisan Job Scheduler, designed to simplify database administration by enabling database professionals to automate their scheduling tasks and manage them from a single, easy-to-use graphical console. We introduced PL/SQL Debugger and SQL Profiler add-ons to extend the functionality of Rapid SQL and DBArtisan in January 2000. During the first quarter of 2001, we introduced Performance Center and SQL Tuner; both products help improve the availability and performance of databases. Two new products were introduced during the third quarter of 2001, Data Voyager, a data management and editing product, and Repository for ER/Studio, which supports enterprise level modeling collaboration.

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

Sources of Revenue and Revenue Recognition Policy

          Total revenues consist primarily of revenues earned under software license agreements and maintenance agreements. Revenues from software license agreements are recognized upon shipment, provided that a signed contract exists, the fee is fixed or determinable and collection of the resulting receivable is probable. We recognize revenues from maintenance fees, including amounts allocated from product revenues for ongoing customer support and product updates and upgrades, ratably over the period of the maintenance contract. Payments for maintenance fees are generally made in advance and are non-refundable.

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

Results of Operations

          The following table sets forth, for the periods indicated, the percentage relationship of certain items from the Company’s condensed consolidated statement of operations to total revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
Revenues:
License	55.3%	70.4%	63.7%	70.3%
Maintenance	44.7%	29.6%	36.3%	29.7%

Total revenues	100.0%	100.0%	100.0%	100.0%

Cost of revenues:
License:
License, other	1.2%	1.4%	1.4%	1.6%
Amortization of acquired technology	2.1%	—	1.6%	—

Total license	3.3%	1.4%	3.0%	1.6%
Maintenance:
Maintenance, other	4.7%	2.9%	4.3%	3.3%
Amortization of non-cash stock-based compensation	—	0.1%	—	0.1%

Total maintenance	4.7%	3.0%	4.3%	3.4%

Total cost of revenues	8.0%	4.4%	7.3%	5.0%

Gross profit	92.0%	95.6%	92.7%	95.0%

Operating expenses:
Research and development:
Research and development, other	35.3%	25.7%	27.4%	23.9%
Amortization of non-cash stock-based compensation	0.3%	0.7%	0.3%	1.0%

Total research and development	35.6%	26.4%	27.7%	24.9%

Sales and marketing:
Sales and marketing, other	45.3%	28.6%	38.5%	29.5%
Amortization of non-cash stock-based compensation	3.2%	6.6%	3.2%	10.1%

Total sales and marketing	48.5%	35.2%	41.7%	39.6%

General and administrative:
General and administrative, other	8.5%	8.0%	7.4%	8.8%
Amortization of non-cash stock-based compensation	5.4%	11.2%	5.5%	18.1%

Total general and administrative	13.9%	19.2%	12.9%	26.9%

Amortization of goodwill and other intangible assets	12.7%	—	10.7%	—
Lease related impairment loss	13.5%	—	3.8%	—

Total operating expenses	124.2%	80.8%	96.8%	91.4%

Income (loss) from operations	(32.2)%	14.8%	(4.1)%	3.6%
Other income, net	2.4%	6.0%	2.1%	4.2%
Expenses related to proposed public offering	—	—	(0.9)%	—

Income (loss) before income taxes	(29.8)%	20.8%	(2.9)%	7.8%
Benefit from (provision for) income taxes	8.0%	(14.0)%	(2.4)%	(14.3)%

Income (loss) before share in affiliated company loss	(21.8)%	6.8%	(5.3)%	(6.5)%
Share in loss of affiliated company	—	(0.6)%	—	(0.8)%

Net income (loss)	(21.8)%	6.2%	(5.3)%	(7.3)%
Deemed preferred stock dividend	—	—	—	(4.4)%

Net income (loss) available to common stockholders	(21.8)%	6.2%	(5.3)%	(11.7)%

Three and Nine Months Ended September 30, 2001 and September 30, 2000

Revenues

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
	(in thousands)
Revenues:
License	$ 6,123	$ 7,640	$25,064	$19,562
Maintenance	4,950	3,211	14,299	8,252

Total revenues	$11,073	$10,851	$39,363	$27,814

          Total Revenues.    Total revenues for the three and nine months ended September 30, 2001 were $11.1 million and $39.4 million, respectively, representing increases of 2.0% and 41.5% from the comparable periods of 2000.

          License.    License revenues for the three and nine months ended September 30, 2001 were $6.1 million and $25.1 million, respectively, representing a decrease of 19.9% and an increase of 28.1% from the comparable periods of 2000. The decrease in license revenues for the three months was primarily the result of cautious IT spending due to weakening global economic conditions, aggravated by the September 11, 2001 terrorist attacks. The increase in license revenues for the nine-month period was due to greater market acceptance of our products, greater breadth of product offerings and an increase in sales staff.

          Maintenance.    Maintenance revenues for the three and nine months ended September 30, 2001 were $5.0 million and $14.3 million, respectively, representing increases of 54.2% and 73.3% from the comparable periods of 2000. The increases were due to a cumulative increase in the number of licenses sold and a corresponding increase in our installed customer base and maintenance renewals.

Cost of Revenues

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
	(in thousands)
Cost of revenues:
License:
License, other	$136	$150	$ 550	$ 445
Amortization of acquired technology	231	—	635	—

Total license	367	150	1,185	445

Maintenance:
Maintenance, other	517	313	1,675	913
Amortization of non-cash stock-based compensation	3	6	10	29

Total maintenance	520	319	1,685	942

Total cost of revenues	$887	$469	$2,870	$1,387

          License.    Cost of license revenues consists primarily of amortization of acquired technology, royalties, product media and packaging, shipping fees and duplication expenses. Cost of license revenues was $367,000 and $1.2 million for the three and nine months ended September 30, 2001, respectively, representing increases of 144.7% and 166.3% from the comparable periods of 2000. The increase in absolute dollars from 2000 to 2001 was due to amortization of acquired technology that was purchased in the fourth quarter of 2000 and an increase in royalties attributable to the number of licenses sold. Cost of license revenues represented 3.3% and 3.0% of license revenues in the three and nine months ending September 30, 2001, respectively, compared to 1.4% and 1.6% for the comparable periods of 2000. Excluding amortization of acquired technology, as a percentage of license revenue cost of license was 1.2% and 1.4% for the three and nine months ended September 30, 2001 and 1.4% and 1.6% for the comparable periods of 2000. Cost of license revenues as a percentage of license revenues may vary in the future depending on the mix of internally developed versus externally licensed products and product components.

          Maintenance.    Cost of maintenance revenues consists primarily of customer support personnel and related expenses, including payroll, employee benefits and non-cash stock-based compensation. Cost of maintenance revenues was $520,000 and $1.7 million for the three and nine months ended September 30, 2001, respectively, representing increases of 63.0% and 78.9% from the comparable periods of 2000. Cost of maintenance revenues represented 4.7% and 4.3% of maintenance revenues in the three and nine months ended September 30, 2001, respectively, and 3.0% and 3.4% for the comparable periods of 2000. The increase in absolute dollars from 2000 to 2001 was due primarily to an increase in the number of customer support personnel hired to service our expanding worldwide customer base and the associated increase in overhead allocation. The increase in customer support personnel is due to hiring as well as the inclusion of personnel absorbed through acquisitions in the fourth quarter of 2000. We expect that cost of maintenance revenues will likely increase in absolute dollars in future periods as we hire more support personnel.

Operating Expenses

Research and Development

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
	(in thousands)
Research and development:
Research and development, other	$3,915	$2,790	$10,811	$6,640
Amortization of non-cash stock-based compensation	29	77	110	279

Total research and development	$3,944	$2,867	$10,921	$6,919

          Research and development expenses consist primarily of personnel and related expenses, including payroll, employee benefits and non-cash stock-based compensation, as well as expenses related to outside software development contractors. Research and development expenses for the three and nine months ended September 30, 2001 were $3.9 million and $10.9 million, respectively, representing increases of 37.6% and 57.8% from the comparable periods of 2000. As a percentage of total revenues, research and development expenses were 35.6% and 27.7% for the three and nine months ended September 30, 2001, respectively, and 26.4% and 24.9% for the comparable periods of 2000. The increase in absolute dollars and as a percentage of revenue from 2000 to 2001 was due primarily to an increase in the number of personnel in our research and development organization, both domestically and in our research and development facility in Canada, and the associated increase in overhead allocation. The increase in personnel is due to hiring as well as the inclusion of personnel absorbed through acquisitions in the fourth quarter of 2000. We expect research and development expenses to increase in absolute dollars in future periods as additional development personnel are hired and as we expand our product development activities.

Sales and Marketing

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
	(in thousands)
Sales and marketing:
Sales and marketing, other	$5,022	$3,106	$15,146	$ 8,216
Amortization of non-cash stock-based compensation	352	716	1,259	2,821

Total sales and marketing	$5,374	$3,822	$16,405	$11,037

          Sales and marketing expenses consist primarily of salaries, commissions earned by sales personnel, non-cash stock-based compensation, trade shows, travel and other marketing communication costs, such as advertising and other marketing programs. Sales and marketing expenses for the three and nine months ended September 30, 2001 were $5.4 million and $16.4 million, respectively, representing increases of 40.6% and 48.6% from the comparable periods in 2000. As a percentage of total revenues, sales and marketing expenses were 48.5% and 41.7% for the three and nine months ended September 30, 2001, respectively, and 35.2% and 39.6% for the comparable periods of 2000. Excluding non-cash stock-based compensation, sales and marketing expenses as a percentage of total revenues were 45.3% and 38.5% for the three and nine months ended September 30, 2001, respectively, and 28.6% and 29.5% for the comparable periods of 2000. The increase in absolute dollars from 2000 to 2001 was due to an increase in headcount and related expenses, increased commissions based on sales volume, costs associated with the expansion of the field sales organization and expanded marketing programs. We have invested, and we plan to continue to invest, resources to expand our sales and marketing efforts. As a result, we expect sales and marketing expenses to increase in absolute dollars in future periods.

General and Administrative

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
	(in thousands)
General and administrative:
General and administrative, other	$ 945	$ 866	$2,918	$2,439
Amortization of non-cash stock-based compensation	600	1,219	2,156	5,038

Total general and administrative	$1,545	$2,085	$5,074	$7,477

          General and administrative expenses consist primarily of non-cash stock-based compensation, salaries and related personnel expenses and general operating expenses. General and administrative expenses for the three and nine months ended September 30, 2001 were $1.5 million and $5.1 million, respectively, representing decreases of 25.9% and 32.1% from the comparable periods of 2000. As a percentage of total revenues, general and administrative expenses were 13.9% and 12.9% for the three and nine months ended September 30, 2001, respectively, and 19.2% and 26.9% for the comparable periods of 2000. The decrease in absolute dollars and as a percentage of revenue from 2000 to 2001 was primarily due to a decrease in non-cash stock-based compensation. Excluding non-cash stock based compensation, general and administrative expenses as a percentage of total revenues were 8.5% and 7.4% for the three and nine months ended September 30, 2001, respectively, and 8.0% and 8.8% for the comparable periods of 2000. We expect other general and administrative expenses to continue to increase in absolute dollars as we expand our administrative staff and facilities to support larger operations and as we incur additional expenses associated with being a public company.

          Amortization of Goodwill and Other Intangible Assets.    In connection with the acquisitions of Advanced Software Technologies, Inc., EngineeringPerformance, Inc., and the remaining 56% of Embarcadero Europe Ltd., we recorded $21.4 million of goodwill and other intangible assets in the fourth quarter of 2000. The total amortization expense related to these costs in the three and nine months ended September 30, 2001 was $1.6 million and $4.9 million, respectively. Approximately $635,000 of this amortization expense was recorded as cost of license revenue in the nine months ended September 30, 2001. The remaining $4.2 million of expense was recorded as an operating expense. These assets will be amortized over their useful lives, ranging from two to four years. We had no such amortization expense in the three and nine months ended September 30, 2000.

          Lease Related Impairment Loss.    During the third quarter, we recorded a provision for an impairment loss of $1.5 million related to office leases in San Francisco and Boston; management has decided to abandon and sublease these office spaces in order to streamline operations. The impairment loss consists of approximately $1 million in contractual obligations under the facilities leases, net of estimated sub-lease income from the projected date of abandonment to the end of the lease term. The remaining $500,000 consists of write-downs to leasehold improvements and other assets attributable to the abandoned space, as well as other expenses related to securing the sublease arrangements.

          Benefit from (Provision for) Income Taxes.    Benefit from (provision for) income taxes for the three and nine months ended September 30, 2001 was $887,000 and $(1.5) million, respectively. The decrease in the effective tax rate before non-cash stock-based compensation and amortization of goodwill from 2000 to 2001 is the result of tax exempt interest income and an increased research and development tax credit resulting from a corresponding increase in qualified research and development expenses.

Liquidity and Capital Resources

          We have funded our business to date from cash generated by our operations and proceeds from sales of equity. In April 2000, we completed our initial public offering of common stock, generating net proceeds to us of approximately $43.0 million. As of September 30, 2001, we had cash and cash equivalents of $40.7 million.

          Net cash provided by operating activities for the nine months ended September 30, 2001 and 2000 was $11.5 million and $6.6 million, respectively. The increase was primarily due to changes in operating assets and liabilities as well as a net increase in non-cash depreciation and amortization expenses.

          Net cash used in investing activities for the nine months ended September 30, 2001 and 2000 was $6.2 million and $1.3 million, respectively. In both periods, cash used in investing activities included purchases of computer equipment, software, leasehold improvements, fixtures and furniture. Additionally, in the nine months ended September 30, 2001, $4.6 million was used to acquire technology. There was no such use of cash in the nine months ended September 30, 2000.

          Net cash provided by financing activities in the nine months ended September 30, 2001 and 2000 was $600,000 and $44.0 million, respectively. In the nine months ended September 30, 2001 cash flow from financing activities came primarily from the exercise of stock options under the Company’s stock option plan. Net cash provided by financing activities in the nine months ended September 30, 2000 came predominately from $43.0 million in net proceeds from the Company’s initial public offering of common stock and to a lesser extent from the proceeds from the sale of the Company’s Series A preferred stock and the exercise of stock options under the Company’s stock option plan.

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

Impact of Recently Issued Accounting Standards

          In October 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, which supercedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of” and the accounting and reporting provisions of Accounting Principles Board (“APB”) No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The Company is currently reviewing this statement to determine its effect on its Company’s financial position and results of operation.

          In September 2001, the FASB issued two statements, SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 141 addresses financial accounting and reporting for business combinations and amends APB No. 16 “Business Combinations”. All business combinations in the scope of this Statement are to be accounted for using one method, the purchase method. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB No. 17, “Intangible Assets”. It changes the accounting for goodwill from an amortization method to an impairment only approach. The Company will cease the amortization of goodwill that was recorded in past business combinations on December 31, 2001, as required by SFAS No. 142. The Company is still evaluating how the adoption of these pronouncements will impact its financial statements.

          In September 1998, the FASB issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. SFAS 133 establishes new standards of accounting and reporting for derivative instruments and hedging activities and was adopted by the Company on January 1, 2001. SFAS 133 requires that all derivatives be recognized at fair value in the statement of financial position, and that the corresponding gains or losses be reported either in the statement of operations or as a component of comprehensive income, depending on the type of hedging relationship that exists. The adoption of SFAS 133 did not have a material impact on the Company’s financial position and results of operations.

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

          Our growth rates may not be sustainable and you should not use our past performance to predict future results. We believe that quarter-to-quarter comparisons of our historical results of operations are not indicative of our future performance. Our revenues and operating results may vary significantly from quarter to quarter due to a number of factors, including the factors discussed below under the captions:

•	“Large sales of our products and maintenance involve a lengthy sales cycle, which could cause delays in recognizing revenue or the failure to obtain revenue;”

•	“The impact of changes in global economic conditions on our customers may cause us to fail to meet expectations, which would negatively impact the price of our stock;”

•	“Our operating results would be harmed if the database industry is in a downward cycle;”

•	“We expect to incur increases in our operating expenses in the foreseeable future, which may affect our profitability;”

•	“Acquisitions of companies or technologies may result in disruptions to our business;”

•
“If we are not able to enhance our existing products to adapt to rapid technological change, or we introduce new products that do not achieve market acceptance, our revenue and earnings may suffer and we may experience loss of market share; “ and

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

          A large portion of our revenues currently comes from sales of our DBArtisan product. For the nine months ended September 30, 2001 and for the years ended December 31, 2000, 1999 and 1998, DBArtisan accounted for approximately 38.5%, 46.6%, 48.3% and 56.3%, respectively, of our domestic license revenues. We expect that sales of DBArtisan will continue to represent a substantial portion of our license revenues for the foreseeable future. In addition, most of our customers initiate a relationship with us by purchasing DBArtisan. If demand for DBArtisan declines due to competition, technological change or other factors, our revenues and income may decline significantly.

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

The impact of changes in global economic conditions on our customers may cause us to fail to meet expectations, which would negatively impact the price of our stock.

          Our operating results can vary significantly based upon the impact of changes in global and domestic economic conditions on our customers. The domestic and economic environment in 2001 is more uncertain than in recent periods. Additionally, the September 11, 2001 terrorist attacks in New York City, Washington, D.C. and Pennsylvania, and the United States’ military response, has further affected the economic environment. At the time of the attacks, capital investment by businesses, particularly investments in new technology, had been experiencing substantial weakness. This weakness was aggravated by the September 11 attacks. Economic and a political uncertainty resulting from the attacks and the U.S. military response could result in further decline in new technology investments. The effects of these actions could cause customers to defer or reconsider purchasing products or services if they experience a downturn in their business or if there is a downturn in the general economy. Such events could have a material adverse effect on our business.

Our operating results would be harmed if the database industry is in a downward cycle.

          The markets into which we sell our products are cyclical and are subject to general economic conditions. The database industry is subject to significant downturns in connection with, or in anticipation of, declines in general economic conditions. For example, a number of companies that sell the database platforms that our products support, including Oracle Corporation, have reduced or failed to meet analysts’ revenue and earnings expectations. In addition, we believe that the recent economic downturn has had an impact on capital spending in the database market.

          We are uncertain as to how long and how deep the current downturn may be in the database market. Any continued or further slowdowns in the database market or in general economic conditions would likely result in a reduction in demand for our products and would harm our business.

If we cannot manage our expansion effectively, our rate of growth and income may decline.

          We have recently experienced a period of significant expansion in our operations, both through internal growth as well as through acquisitions of companies in the United Kingdom, Colorado and Canada. This growth has placed, and will continue to place, a strain on our management, administrative, operational and financial infrastructure and we may not be able to effectively manage our growth in the future. To support our expanding operations, we have increased the number of our full-time employees from 57 as of December 31, 1998, to 105 as of December 31, 1999, 268 as of December 31, 2000 and 293 as of September 30, 2001. We expect to hire additional employees to manage our expanding operations. Our ability to manage growth requires that we continue to improve our operational, financial and management controls and procedures. If we are unable to manage this growth effectively, our rate of growth and our income may decline.

We expect to incur increases in our operating expenses in the foreseeable future, which may affect our profitability.

          We intend to increase our operating expenses for the foreseeable future as we continue to increase our sales and marketing, research and development activities and customer support operations. In connection with these expanded operations, we will need to increase our revenues. However, we will incur these increased expenses before we realize any increased revenues related to this spending. If these efforts do not increase revenues, our profitability may decline.

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

If we are not able to enhance our existing products to adapt to rapid technological change, or we introduce new products that do not achieve market acceptance, our revenue and earnings may suffer and we may experience loss of market share.

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

          Our business will not be able to grow if we cannot attract, retain and motivate qualified personnel. Despite the economic downturn, competition for qualified employees remains intense and we may not be able to attract, assimilate or retain highly qualified personnel in the future. There has in the past been and there may in the future be a shortage of personnel that possess the technical background necessary to sell, support and develop our products effectively. Some of our current employees and those that we seek to hire may be subject to non-competition or non-solicitation covenants that could further limit our ability to attract or retain qualified personnel.

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

          Our executive officers and directors, in the aggregate, beneficially hold 32.3% of our outstanding common stock. These stockholders, if acting together, can influence significantly all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions.

We expect the price of our common stock to remain volatile, making it difficult for our stockholders to predict the return on their investment.

          Since our initial public offering, the market price of our common stock has fluctuated significantly in response to a number of factors, some of which are beyond our control, including:

•	global and domestic economic conditions;

•	quarterly variations in our operating results;

•	changes in financial estimates by securities analysts;

•	changes in market valuation of software and Internet companies;

•	announcements that we or our competitors make related to significant contracts, acquisitions, capital commitments, strategic partnerships or product introductions or enhancements;

•	additions or departures of key personnel;

•	stock market price and volume fluctuations, which are particularly volatile among securities of software and Internet companies; and

•	sales of significant amounts of our common stock or other securities in the open market.

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

          As sales by our wholly-owned subsidiary, Embarcadero Europe Ltd., increase, we will be exposed to greater volatility in fluctuations of the pound sterling, the Euro and potentially other currencies as well. We used hedging contracts in the nine months ended September 30, 2001 to hedge our foreign-currency fluctuation risks. We do not use derivative financial instruments for speculative trading purposes.

PART II

OTHER INFORMATION

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits:

None

          (b)  Reports on Form 8-K:

None

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EM	BARCADERO TECHNOLOGIES, INC.

/s/ RAJ SABHLOK
By	:
Raj Sabhlok
Senior Vice President of Finance and
Corporate Development

Date: November 9, 2001