Form 10-K
period 2001-12-31
EMBARCADERO TECHNOLOGIES INC
filed 2002-03-26
CIK 1107112

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

X	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2001 or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 000-30293

EMBARCADERO TECHNOLOGIES, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	68-0310015

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

425 MARKET STREET, SUITE 425
SAN FRANCISCO, CA 94105
(Address of principal executive offices, zip code)

(415) 834-3131
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $0.001 Par Value	Nasdaq National Market

(Title of Class)	(Names of Each Exchange on which Registered)

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

☑  Yes               ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Aggregate market value of the voting stock held on March 15, 2002 by non-affiliates of the registrant: $169,502,097. Number of shares of Common Stock outstanding at March 15, 2002: 27,222,397.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement for the Registrant’s 2002 Annual Meeting of Stockholders are incorporated by into Part III hereof.

EMBARCADERO TECHNOLOGIES, INC.
ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended December 31, 2001

All statements contained in this Annual Report on Form 10-K that are not historical facts are forward-looking statements within the meaning of the federal securities laws that relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “intend,” “potential” or “continue” or the negative of these terms or other comparable terminology. Such statements are only predictions. Risks and uncertainties and the occurrence of other events could cause actual results to differ materially from these predictions. The risks and uncertainties discussed below under “Factors That May Affect Future Results” and elsewhere in this report should be considered carefully in evaluating Embarcadero and its business. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, we assume no responsibility for the accuracy and completeness of these statements. We are under no duty to update any of the forward-looking statements after the date of this report or to adjust these statements to reflect actual results.

PART I

Item 1. Business

Overview
We provide software products that enable organizations to effectively manage their database infrastructure. Our Database Administration, Performance Management, Data and Application Architecture and Data Integration products offer customers comprehensive solutions for managing the database life cycle, which is the process of creating, optimizing and managing key business applications and their underlying databases in response to evolving business requirements. By simplifying the management of the database life cycle, our products allow organizations to ensure the availability, performance and reliability of their critical business applications.

In 2001, the Company introduced a number of new products, serving to both expand the existing product line and extend its reach into new, related product areas. Company highlights from 2001 include:

•	Performance Measures
•	Grew total revenues 26% over the prior year;
•	Increased average license transaction size 41% over the prior year;
•	Added over 1,700 new customers, bringing the total number of customers to over 8,600;
•	Completed over 10,000 sales transactions.
•	Introduced six new products, bringing our total product portfolio to 12.
•	Established a Canadian subsidiary for research and development activities.
•	Entered into a joint venture with Aztec Software, Inc., a software development company, to pursue new product initiatives that fall outside of the two companies’ existing product offerings.

Industry Background
Organizations are using the Internet to conduct business electronically, whether with their customers or other businesses, and as a means of collecting information about their customers. This has led to the proliferation of new Internet-based software applications and makes managing the performance of key production systems, both new and existing, a top priority for many organizations. Businesses are becoming increasingly reliant on these enterprise applications to run critical parts of their operations and to collect important customer and market information. These applications will continue to gain strategic importance as organizations seek to access and store an increasing volume of information while providing access to that information to a greater number of users.

The Internet has fundamentally changed how organizations gather, manage and distribute information, and it presents a new set of business and technology challenges. Given limited IT resources and intense time-to-market pressures, organizations must ensure that the right software applications are designed and built on time and within budget. Organizations must ensure that these applications are up-and-running with optimal performance. Downtime, whether scheduled or unplanned, must be kept to an absolute minimum. The Internet allows customers to quickly evaluate and switch to competing products or services, thereby increasing the need for successful application performance. A poorly designed or poorly performing application can have significant operational and financial impacts, such as poor customer service, a reduction in brand equity or a significant loss of revenue.

Software applications, whether for Internet-based initiatives or more traditional business processes, must be designed to provide reliable storage and flexible access to critical business information. Databases, a proven technology for storing and accessing information, provide the essential infrastructure for business applications. Dramatic improvements in the cost and performance of computer hardware and networking technologies are accelerating the proliferation of database applications supporting Internet-based business strategies. The proliferation of software applications from Internet and business initiatives has increased the demands on databases as organizations face numerous business and technology challenges, such as storing massive amounts of customer data, handling increasing numbers of users and utilizing information from disparate systems.

Many organizations struggle to keep pace with the simultaneous pressures to build more applications, enhance and support existing applications and manage more data within increasingly complex computing environments. Experienced database administrators and application developers are being asked to do more in less time and less experienced IT personnel are being asked to become more proficient at a faster rate. This strain on IT professionals is compounded by the growing complexity of IT systems and the need to be proficient with different types of database and application environments.

The Database Management Challenge
Traditional software products for managing software applications and their underlying databases do not adequately address the challenges of today’s dynamic business environment. Many of these products:

•	Are designed for expert database administrators and application developers and are therefore too complex for less experienced IT personnel;
•
Require a lengthy installation process and extensive configuration, which increases the time between conception and implementation, making it difficult for organizations to rapidly develop applications;

•	Are not cost effective and often end up costing more than the applications they are designed to manage; and/or
•	Cannot be used to support all databases in an organization since they operate only on a single type of database, such as Oracle, when in fact many businesses use databases from several different vendors to support their enterprise applications.

Most traditional products also fail to adequately address the complete database life cycle. Databases and applications must first be designed and created, then managed for availability, performance, security and recoverability once in production. When new or enhanced applications are needed to support changing business needs, the process starts over again.

Most traditional products require users to employ different software products with dissimilar user interfaces and capabilities to address each phase of the database life cycle. As a result, we believe that there is a significant opportunity for a suite of integrated products that can manage the database life cycle and fulfill the demands of dynamic business environments. These products should provide the following benefits:

•	Accelerate time-to-market by allowing users to produce effective work results sooner;
•	Enhance the reliability and availability required of today’s business applications;
•	Alleviate the strain on IT resources, especially database professionals and application developers; and
•	Manage an increasingly diversified and distributed database and application infrastructure.

The Embarcadero Solution
We provide software products that enable organizations to effectively manage their database infrastructure. Our Database Administration, Performance Management, Data and Application Architecture and Data Integration products offer customers comprehensive solutions for managing the database life cycle. Our products are designed to work individually as well as together to provide rapid development and optimal performance of applications that are critical as enterprises deploy and extend their information technology infrastructure. We can bundle our products to offer an integrated database life cycle solution for a particular database, such as Oracle, or to support a multi-vendor database environment, such as Oracle, Microsoft SQL Server and IBM DB2 UDB databases running simultaneously.

Our products and their core functionality are summarized below:

Product Group	Product Name	Description

Database Administration	DBArtisan	Ensures the availability, performance, security and recoverability of applications through the management of a mix of database types from a single graphical console

	Embarcadero Change Manager	Provides software configuration management for databases by storing accurate records of database changes over time

	Embarcadero Job Scheduler	Enterprise automation solution for the scheduling and management of database jobs and routine tasks

Performance Management	Rapid SQL	Streamlines the process of developing complex database code in a graphical environment

	Embarcadero SQL Debugger	Add-on product to both DBArtisan and Rapid SQL that extends their functionality to help troubleshoot database-programming errors

	Embarcadero SQL Tuner	An extension to Rapid SQL for troubleshooting and rewriting database logic causing poor performance in applications

	Embarcadero SQL Profiler	Provides the means to identify and isolate performance problems in database applications prior to deployment

	Embarcadero Performance Center	Monitor production databases to avert problems that could affect the availability and performance of mission-critical applications

Data and Application Architecture	ER/Studio	Captures business requirements and translates them into database applications from a graphical user interface
	ER/Studio Repository	Facilitates real-time, concurrent access to diagrams between ER/Studio users

	Describe	A flexible design and development tool for creating Java and C++ applications that are well integrated with the underlying database technology

Data Integration	Data Voyager	Publish, manage and browse data in relational sets

	DT/Studio	Extract, transform and load data sets from almost any relational or non-relational data set

Our products support each of the most widely used database platforms, including Oracle, Microsoft SQL Server, IBM DB2 Universal Database and Sybase, running on Unix, Windows NT and Linux environments.

Our software products are designed to:

Develop and Support Critical Business Applications.    By managing the essential infrastructure of databases, our solution allows customers to efficiently create, maintain and enhance applications that meet the rigorous requirements of today’s e-business environment. Our design products allow customers to reduce the time between conception and implementation of their enterprise applications. Our development products allow companies to create and test complex application code from an easy-to-use graphical user interface. Our administration products ensure the performance, security, availability and recoverability of key business applications across many database platforms.

Increase Utilization of Existing Technology.    Our solution enables organizations to more effectively utilize their existing database and application infrastructure. Most large organizations employ a mix of databases to support their different business applications. We believe our suite of products, with its multi-vendor support, provides the only integrated solution for designing, developing and administering a variety of databases.

Leverage Constrained IT Resources.    Our solution enables organizations to enhance the productivity of IT professionals in managing the database life cycle and developing applications. Our products increase the productivity of both experienced database professionals and less experienced IT professionals through the intuitive user interface used across our entire product line. This reduces the amount of training needed to begin using our software and simplifies the complexity of creating and deploying key business applications. Our products also allow organizations to replace numerous, costly point products or platform-specific products with an integrated solution that addresses each phase of the database life cycle.

Facilitate Rapid Adoption.    Since our inception, we have strived to make it easy for our customers to discover, try, purchase and use our products. We design our products to leverage the Internet by promoting downloadable trial versions, enabling the purchase of our products, providing upgrades and offering maintenance directly from our Web site. We also design our products to install within minutes with minimal configuration and to require limited on-going maintenance. Customers can rapidly implement and utilize our products to design, develop and manage the databases that support their critical applications. We believe these factors give our products a competitive advantage relative to most traditional solutions.

Exploit the Proliferation of Corporate Data and Enterprise Applications.    We believe that the growth and strategic importance of the Internet as well as the increasing the amount of data that corporations need to analyze, access and store requires the development of new, Internet-based applications and simultaneously places increasing demands on existing applications. Our products are designed for, and marketed to, organizations developing, optimizing and administering enterprise applications. Many of our existing customers, including AOL Time Warner and Fidelity, have increased their purchases of our products to support the development of new applications and optimize the performance of those applications once deployed.

Extend Product Leadership.    We plan to build upon our database and application management technologies to enhance and expand our product offerings and incorporate new technologies as they are introduced to the market. Additionally, we may enhance our product leadership through the licensing or acquisition of complementary technologies or businesses. Many of our products share a core technology architecture, which we believe provides significant advantages over competing products. This architecture reduces the cost of product development, accelerates the time-to-market for new products and enables us to maintain a common interface across the entire product suite. Our current products already feature a number of important technologies for facilitating the sharing and publishing of applications and information over the Internet, including Java, HTML and XML.

Sales and Marketing
North American Sales.    We sell our software in the United States and Canada through both a direct telesales force and a field sales organization, which has allowed us to efficiently build a broad customer base. By leveraging the effective use of the telephone and the Internet for product evaluations and sales, our telesales approach allows us to respond more rapidly to customer needs while maintaining an efficient, low-cost sales model. We intend to continue to build our telesales organization. Since 2000, we have built a focused field sales organization to complement the telesales force by targeting major accounts. The field sales organization has facilitated further penetration into and better management of large customer accounts and is driving larger sales transactions and enterprise-wide implementations of our products. We currently have 25 field sales people. Sales cycles range between two to three months for departmental sales and up to six to twelve months for larger-scale enterprise-wide implementations.

International Sales.    International sales represented 17.2% and 14.1% of our total revenues in 2001 and 2000, respectively, and were generated primarily by Embarcadero Europe Ltd., which manages the sales, marketing, distribution and support of our products in Europe, the Middle East and Africa. In other overseas markets we sell our products through independent distributors. We have agreements with distributors in Australia, Latin America and Japan. Our international distributors perform sales, marketing and technical support functions for their local customers. We intend to increase our international distribution by expanding direct selling efforts through Embarcadero Europe Ltd. and our existing distributors and by developing relationships with additional international distributors.

Marketing.    Our marketing efforts focus on generating sales leads and building brand awareness about our products. Our marketing efforts include advertising in trade journals, promoting a strong web presence, maintaining an active public relations program, attending user group conferences, participating in major software development and database trade shows and forging strategic alliances with other technology companies. We intend to continue our marketing efforts directed at IT management to facilitate wider deployments of our products. In addition, we may enter into strategic marketing relationships with other companies whose business goals complement our own.

Customer Service and Technical Support
Customer Service.    Our customer service department handles customer inquiries about product licensing. Customer service representatives activate customer licenses and are responsible for managing maintenance renewals. We team customer service representatives with salespeople in order to provide a coordinated approach to customer sales and service requirements.

Technical Support.    We offer optional annual maintenance contracts to customers that entitle them to receive all product upgrades and technical support. Our standard maintenance contract covers a 12-month period, is payable in advance and is renewable at the customer’s option.

Technical support is provided for North American customers through our offices in San Francisco, California. We currently offer technical support from 6 a.m. to 6 p.m., Pacific Time, Monday through Friday. We deliver technical support by email, fax or telephone. All calls and emails are routed on a first come, first serve basis through an integrated queue, with telephone calls given priority. As sales of our products grow and as new products are delivered, we plan to hire more support personnel and expand our support offerings.

Internationally, our distributors are generally responsible for providing customer service and technical support. Our European subsidiary, Embarcadero Europe Ltd., based in Maidenhead, United Kingdom, provides multilingual support for its customers from 8:30 a.m. to 5:30 p.m., Greenwich Mean Time, Monday through Friday.

Research and Development
Our research and development efforts are focused on both enhancing our existing products and developing additional applications that enable organizations to manage their corporate data and the systems that support and house that data. Members of our research and development group have extensive experience in databases, database management software, design, enterprise applications and Internet technologies. We organize our research and development staff into discrete engineering teams responsible for specific products, both new development and enhancements to existing products, in each of our product segments. These engineering teams are located in four development labs located in San Francisco and Monterey, California, Littleton, Colorado, and Toronto, Ontario, Canada. We supplement our internal software development efforts by using outside contractors when we believe they can perform discrete programming tasks more effectively than we can accomplish internally.

Our future success depends largely on our ability to continue enhancing existing products and developing new solutions that reinforce our competitive position and increase our value proposition to customers. We have made and will continue to make substantial financial and organizational investments in research and development. Extensive product development input is obtained through customer feedback, by monitoring evolving user requirements and by evaluating competing products. Our product-marketing group is responsible for translating customer requirements and market opportunities into product development initiatives that our engineering teams can execute.

Proprietary Rights
We rely on copyright and trademark laws, trade secrets, confidentiality procedures and contractual provisions to establish and protect our proprietary rights. We also enter into confidentiality agreements with employees and consultants and attempt to restrict access to proprietary information on a need-to-know basis. Despite such precautions, unauthorized third parties may be able to copy aspects of our products or obtain and use information that we consider proprietary.

We license our software products primarily under shrink-wrap licenses delivered electronically with the software products. Shrink-wrap licenses are not negotiated with or signed by individual licensees and purport to take effect upon installation of the product or downloading of the product from the Internet. These measures afford only limited protection. Policing unauthorized use of our products is difficult, and we are unable to determine the extent to which piracy of our software exists. In addition, the laws of some foreign countries do not protect our proprietary rights as well as United States laws.

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

We are not aware of any case in which we are infringing on the proprietary rights of others. However, third parties may bring infringement claims against us. Any such claim is likely to be time consuming and costly to defend, could cause product delays and could force us to enter into unfavorable royalty or license agreements with third parties. A successful infringement claim against us could require us to enter into a license or royalty agreement with the claimant or develop alternative technology. However, we may not be able to negotiate favorable license or royalty agreements, if any, in connection with such claims and we may fail to develop alternative technology on a timely basis. Accordingly, a successful product infringement claim against us could materially adversely affect our business and operating results.

Competition
The market for our products is highly competitive, dynamic and subject to rapidly changing technology. We compete primarily against other providers of application design and database management utilities, which include Computer Associates, Quest Software, BMC Software, Rational Software and other independent software vendors.

Our database products also compete with products offered by the manufacturers of the database services with which they are compatible, including Oracle, Microsoft, Sybase and IBM. Some of these competing products are provided at no charge to the database customers. We expect that companies such as Oracle, Microsoft, Sybase and IBM will continue to develop and incorporate into their products applications which compete with our products and may take advantage of their substantial financial, technical, marketing and distribution resources in those efforts.

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

Employees
As of December 31, 2001, we had 286 employees, 126 of whom were engaged in research and development, 105 in sales and marketing, 27 in customer service and support and 28 in finance and administration. Our future performance depends largely on our continuing ability to attract, train and retain highly qualified technical, sales, service, marketing and managerial personnel. None of our employees is represented by a collective bargaining agreement. We have not experienced any work stoppages and consider our relations with our employees to be good.

Item 2.	Properties

Our headquarters currently occupy approximately 37,000 square feet in San Francisco, California, pursuant to leases that expire in June 2004 and July 2008. Our Colorado office occupies approximately 13,200 square feet in Littleton, Colorado pursuant to a lease that expires in August 2003. In addition, we maintain a research and development facility of approximately 6,500 square feet in Monterey, California pursuant to a lease that expires in November 2005. We have additional field sales and software development offices in the United States, Canada and the United Kingdom.

We believe that our facilities are adequate and that, if required, we would be able to lease suitable additional space to accommodate expansion.

Item 3.	Legal Proceedings

Embarcadero is not currently a party to any material pending legal proceedings.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2001.

PART II

Item 5.	Market for the Registrant’s Common Equity and Related Stockholder Matters

Our common stock is traded on the Nasdaq National Market under the symbol “EMBT.” Our common stock began trading on the Nasdaq on April 20, 2000, the date of our initial public offering. The following table sets forth the range of high and low sales prices for each period indicated.

Fiscal 2001	High	Low

First Quarter	$56.00	$13.88
Second Quarter	38.00	10.25
Third Quarter	23.35	7.25
Fourth Quarter	26.39	6.50

Fiscal 2000

Second Quarter (from April 20, 2000)	$36.94	$10.38
Third Quarter	55.50	22.00
Fourth Quarter	66.50	19.88

We had approximately 39 stockholders of record as of December 31, 2001. However, we believe there are significantly more beneficial holders of our common stock.

We have never declared or paid any cash dividends on our capital stock. We currently intend to retain future earnings, if any, for development of our business and do not anticipate that we will declare or pay cash dividends on our capital stock in the foreseeable future.

We made no unregistered sales of our securities during the year ended December 31, 2001.

Item 6. Selected Consolidated Financial Data

The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and related notes and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report. The consolidated statement of operations data for the years ended December 31, 2001, 2000 and 1999 and the consolidated balance sheet data as of December 31, 2001 and 2000 are derived from our consolidated financial statements included elsewhere in this report. Data for the years ended December 31, 1998 and 1997 and as of December 31, 1999, 1998 and 1997 are derived from financial statements not included in this report.

	(in thousands, except per share data)

Year Ended December 31,	2001	2000	1999	1998	1997

Consolidated Statement of Operations Data:

Revenues:

License (includes sales to affiliate of $1,962 and $1,473 in 2000 and 1999, respectively)	$32,018	$28,558	$13,406	$6,510	$3,434

Maintenance	19,476	12,372	5,446	2,609	1,152

Total revenues	51,494	40,930	18,852	9,119	4,586

Cost of revenues:

License, other	774	654	460	321	200

Amortization of acquired technology	808	115	—	—	—

Maintenance	2,228	1,378	647	251	132

Total cost of revenues	3,810	2,147	1,107	572	332

Gross profit	47,684	38,783	17,745	8,547	4,254

Operating expenses:

Research and development	14,670	10,257	4,815	2,795	1,892

Sales and marketing	21,142	16,205	5,665	2,734	1,531

General and administrative	6,572	9,255	4,985	1,005	580

Purchased in-process research and development	—	7,180	—	—	—

Amortization of goodwill and other intangible assets	5,621	815	—	—	—

Lease related impairment loss	1,490	—	—	—	—

Total operating expenses	49,495	43,712	15,465	6,534	4,003

Income (loss) from operations	(1,811)	(4,929)	2,280	2,013	251

Other income, net	1,027	1,187	88	52	52

Expenses related to proposed public offering	(350)	—	—	—	—

Income (loss) before income taxes and share in profit (loss) of joint venture and affiliated company	(1,134)	(3,742)	2,368	2,065	303

Provision for income taxes	(1,199)	(3,857)	(82)	(45)	(2)

Income (loss) before share in profit (loss) of joint venture and affiliated company	(2,333)	(7,599)	2,286	2,020	301

Share in profit (loss) of joint venture and affiliated company	(407)	(230)	(100)	8	—

Net income (loss)	(2,740)	(7,829)	2,186	2,028	301

Deemed preferred stock dividend	—	(1,218)	—	—	—

Net income (loss) applicable to common stockholders	$(2,740)	$(9,047)	$2,186	$2,028	$301

Net income (loss) applicable to common stockholders per share:

Basic	$(0.10)	$(0.36)	$0.11	$0.12	$0.02

Diluted	$(0.10)	$(0.36)	$0.10	$0.10	$0.01

Shares used in per share calculation:

Basic	27,045	24,973	20,070	16,810	16,800

Diluted	27,045	24,973	21,877	21,230	21,078

Non-cash stock-based compensation included in the above expenses:

Cost of revenues	$12	$34	$26	$—	$—

Research and development	128	333	550	63	—

Sales and marketing	1,557	3,509	277	27	—

General and administrative	2,658	6,045	3,408	9	—

	$4,355	$9,921	$4,261	$99	$—

	(in thousands)

As of December 31,	2001	2000	1999	1998	1997

Consolidated Balance Sheet Data:

Cash and cash equivalents	$23,371	$34,745	$1,804	$13	$—

Short-term marketable securities	16,532	—	—	—	—

Working capital	31,155	31,059	(256)	(578)	1,192

Total assets	76,162	69,977	6,648	2,706	1,590

Notes payable to stockholders	—	—	1,000	—	—

Total stockholders’ equity (deficit)	59,482	56,261	748	(216)	351

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included in this Annual Report on Form 10-K. This report contains forward-looking statements that involve risks and uncertainties. All of these statements are based on information available to us as of the date hereof, and we assume no obligation to update any forward- looking statements. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of certain risk factors including, but not limited to, those discussed under the heading “Factors that May Affect Future Results.”

Overview
We provide software products that enable organizations to effectively manage their database infrastructure. Our Database Administration, Performance Management, Data and Application Architecture and Data Integration products offer customers comprehensive solutions for managing the database life cycle, which is the process of creating, optimizing and managing key business applications and their underlying databases in response to evolving business requirements. By simplifying the management of the database life cycle, our products allow organizations to ensure the availability, performance and reliability of their critical business applications.

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

The success of ER/Studio’s multi-vendor support led us to add support for other major databases to our other products. We added Oracle support to DBArtisan in April 1997 and to Rapid SQL in January 1998. We added support for IBM DB2 Universal Database to both products in mid-1998. In 1998, we also began to enhance our products with add-ons and companion products. In October 1998, we offered our first standalone companion product, ER/Studio Viewer, which complemented the ER/Studio product. In April 1999, we introduced DBArtisan Schema Manager as a standalone companion product and changed the product name to DBArtisan Change Manager in January 2000. In 2000, we introduced Embarcadero Job Scheduler, designed to simplify database administration by enabling database professionals to automate their scheduling tasks and manage them from a single, easy-to-use graphical console. Also in 2000, we introduced Embarcadero SQL Debugger and Embarcadero SQL Profiler add-ons to extend the functionality of Rapid SQL and DBArtisan.

During the fourth quarter of 2000, we completed three acquisitions: Embarcadero Europe Ltd., Advanced Software Technologies, Inc. and EngineeringPerformance, Inc. Embarcadero Europe Ltd. serves as our sales and marketing office for Europe, the Middle East and Africa. In connection with our acquisition of Advanced Software Technologies, Inc., we introduced GDPro (renamed “Describe” in 2001), an application design product.

During the first quarter of 2001, we introduced Embarcadero Performance Center and Embarcadero SQL

Tuner, both of which are designed to improve the availability and performance of databases. We introduced Describe, the successor to GD Pro, which is used to design and document enterprise applications, in the second quarter of 2001. Two new products were released during the third quarter of 2001, Data Voyager, for publishing and managing test and reference data, and Repository for ER/Studio, for enabling collaborative database design among ER/Studio users. In the fourth quarter of 2001, we delivered DT/Studio, a java-based data integration product that can transform and move data from a number of disparate data sources to a wide variety of relational database targets.

Sources of Revenue and Revenue Recognition Policy
Revenues are primarily derived from software license fees and related maintenance contracts. Revenues from software license fees are recognized upon shipment, when terms are F.O.B. shipping point, provided that evidence of an arrangement exists, the fee is fixed or determinable and collection of the resulting receivable is probable. Evidence of an arrangement may be an order accompanied by pre-payment via check or credit card, a signed purchase order or an equivalent form of documentation from the customer. Maintenance contracts generally cover a one-year term paid for in advance, and revenues from maintenance contracts are recognized ratably over the contract term.

Most license orders have multiple obligations, both deliverable products and related maintenance, and revenues are allocated to each undelivered component of the contract based on objective evidence of its fair value, which is specific to the Company. We recognize revenues allocated when the criteria for revenue recognition set forth above are met. While some revenues are collected via credit card at the time an order is placed, customers are generally granted payment terms of net thirty days.

Products may be sold through resellers and distributors in the United States and certain international markets. Revenues from software license fees and maintenance contracts sold through resellers or distributors are recognized under the same criteria as those sold by the Company. Distributors purchase products to fulfill specific customer orders and generally do not hold inventory of the Company’s products.

We market our software and related maintenance services directly through our telesales and field sales organizations in the United States, Canada and the United Kingdom, and indirectly through our distribution partners worldwide. We intend to expand our international sales activities in an effort to increase revenues from foreign sales.

There can be no assurance that our license and maintenance revenues, results of operations, cash flows from operations and financial condition will not be adversely affected in future periods as a result of continued downturns in global economic conditions and increased competitive pressures.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentage relationship of certain items from the Company’s consolidated statements of operations to total revenues:

Year Ended December 31,	2001	2000	1999

Revenues:

License	62.2%	69.8%	71.1%

Maintenance	37.8	30.2	28.9

Total revenues	100.0	100.0	100.0

Cost of revenues:

License:

License, other	1.5	1.6	2.5

Amortization of acquired technology	1.6	0.3	—

Total license	3.1	1.9	2.5

Maintenance:

Maintenance, other	4.3	3.3	3.3

Amortization of non-cash stock-based compensation	—	0.1	0.1

Total maintenance	4.3	3.4	3.4

Total cost of revenues	7.4	5.3	5.9

Gross profit	92.6	94.7	94.1

Operating expenses:

Research and development:

Research and development, other	28.2	24.2	22.6

Amortization of non-cash stock-based compensation	0.3	0.8	2.9

Total research and development	28.5	25.0	25.5

Sales and marketing:

Sales and marketing, other	38.0	31.0	28.6

Amortization of non-cash stock-based compensation	3.0	8.6	1.5

Total sales and marketing	41.0	39.6	30.1

General and administrative:

General and administrative, other	7.6	7.8	8.4

Amortization of non-cash stock-based compensation	5.2	14.8	18.0

Total general and administrative	12.8	22.6	26.4

Purchased in-process research and development	—	17.5	—

Amortization of goodwill and other intangible assets	10.9	2.0	—

Lease related impairment loss	2.9	—	—

Total operating expenses	96.1	106.7	82.0

Income (loss) from operations	(3.5)	(12.0)	12.1

Other income, net	2.0	2.9	0.5

Expenses related to proposed public offering	(0.7)	—	—

Income (loss) before income taxes and share in loss of joint venture and affiliated company	(2.2)	(9.1)	12.6

Provision for income taxes	(2.3)	(9.4)	(0.4)

Income (loss) before share in loss of joint venture and affiliated company	(4.5)	(18.5)	12.2

Share in loss of joint venture and affiliated company	(0.8)	(0.6)	(0.6)

Net income (loss)	(5.3)	(19.1)	11.6

Deemed preferred stock dividend	—	(3.0)	—

Net income (loss) applicable to common stockholders	(5.3)%	(22.1)%	11.6%

Years Ended December 31, 2001, 2000 and 1999

Revenues

	(in thousands)

Year Ended December 31,	2001	2000	1999

Revenues:

License	$32,018	$28,558	$13,406

Maintenance	19,476	12,372	5,446

Total revenues	$51,494	$40,930	$18,852

Total Revenues.    Total revenues were $51.5 million, $40.9 million and $18.9 million for 2001, 2000 and 1999, respectively, representing an increase of 25.8% from 2000 to 2001 and 117.1% from 1999 to 2000.

License.    License revenues were $32.0 million, $28.6 million and $13.4 million for 2001, 2000 and 1999, respectively, representing an increase of 12.1% from 2000 to 2001 and 113.0% from 1999 to 2000. The increases from 2000 to 2001 and 1999 to 2000 were due to greater market acceptance of our products, greater breadth of product offerings and an increase in sales staff and sales staff productivity. The rate of revenue growth from 2000 to 2001 slowed from the previous period due primarily to changes in macro-economic conditions (for more detail, refer to the section “Factors That May Affect Future Results” in this report) and the resulting impact on IT spending. Future license revenues and growth rates will vary based on IT spending patterns, acceptance of products and competitive conditions, among other factors, and cannot be predicted.

Maintenance.    Maintenance revenues were $19.5 million, $12.4 million and $5.4 million for 2001, 2000 and 1999, respectively, representing an increase of 57.4% from 2000 to 2001 and 127.2% from 1999 to 2000. The increase in each year was due to the then current increase in the number of licenses sold and a corresponding increase in customer base and maintenance renewals. Maintenance revenues are a factor of both new licenses sold and renewal rates for existing licenses. Future license sales as well as the percentage of existing license holders who opt to renew their maintenance agreements in the future will impact maintenance revenues.

Cost of Revenues

	(in thousands)

Year Ended December 31,	2001	2000	1999

Cost of revenues:

License:

License, other	$774	$654	$460

Amortization of acquired technology	808	115	—

Total license	1,582	769	460

Maintenance:

Maintenance, other	2,216	1,344	621

Amortization of non-cash stock-based compensation	12	34	26

Total maintenance	2,228	1,378	647

Total cost of revenues	$3,810	$2,147	$1,107

License.    Cost of license revenues consists primarily of amortization of acquired technology, royalties, product media and packaging, shipping fees, duplication expenses and amortization of capitalized research and development expenses. Cost of license revenues was $1.6 million, $769,000 and $460,000 for 2001, 2000 and 1999, respectively, representing an increase of 105.7% from 2000 to 2001 and 67.2% from 1999 to 2000. The increase in absolute dollars from 1999 to 2000 was due to an increase in the number of licenses sold. The increase in absolute dollars from 2000 to 2001 was due to amortization of acquired technology that was purchased in the fourth quarter of 2000 and an increase in royalties attributable to the number of licenses sold. Cost of license revenues represented 4.9%, 2.7% and 3.4% of license revenues in 2001, 2000 and 1999, respectively. Excluding amortization of acquired technology, as a percentage of license revenue, cost of license was 2.3%, 2.3% and 3.4% in 2001, 2000 and 1999, respectively. This decrease from 1999 to 2000 was due to economies of scale for media and packaging purchasing and duplication services. Cost of license revenues as a percentage of license revenues may vary in the future depending on the mix of internally developed versus externally licensed products and product components. Additionally, as more products for which some research and development costs have been capitalized come to market (see Note 1 to the consolidated financial statements), the related amortization expense will increase cost of license in absolute dollars and likely increase cost of license as a percentage of license revenues.

Maintenance.    Cost of maintenance revenues consists primarily of customer support personnel and related expenses, including payroll, employee benefits and non-cash stock-based compensation. Cost of maintenance revenues was $2.2 million, $1.4 million and $647,000 for 2001, 2000 and 1999, respectively, representing an increase of 61.7% from 2000 to 2001 and 113.0% from 1999 to 2000. Cost of maintenance revenues represented 11.4%, 11.1% and 11.9% of maintenance revenues in 2001, 2000 and 1999, respectively. Excluding non-cash stock-based compensation, cost of maintenance revenues represented 11.4%, 10.9% and 11.4% of maintenance revenues in 2001, 2000 and 1999, respectively. The increase in absolute dollars from 1999 to 2000 to 2001 was due primarily to an increase in the number of customer support personnel hired to service our expanding worldwide customer base and the associated increase in overhead allocation. The increase in customer support personnel is due to hiring as well as the inclusion of personnel absorbed through acquisitions in the fourth quarter of 2000. We expect that cost of maintenance revenues will likely increase in absolute dollars in future periods as we hire more support personnel to support our expanding customer base.

Operating Expenses

Research and Development

	(in thousands)

Year Ended December 31,	2001	2000	1999

Research and development:

Research and development, other	$14,542	$9,924	$4,265

Amortization of non-cash stock-based compensation	128	333	550

Total research and development	$14,670	$10,257	$4,815

Research and development expenses consist primarily of personnel and related expenses, including payroll, employee benefits and non-cash stock-based compensation, as well as expenses related to outside software development contractors. Research and development expenses were $14.7 million, $10.3 million and $4.8 million for 2001, 2000 and 1999, respectively, representing an increase of 43.0% from 2000 to 2001 and 113.0% from 1999 to 2000. As a percentage of total revenues, research and development expenses were 28.5%, 25.0% and 25.5% in 2001, 2000 and 2001, respectively. Excluding non-cash stock-based compensation, as a percentage of total revenues, research and development expenses were 28.2%, 24.2%, and 22.6% in 2001, 2000 and 2001, respectively. The increase in absolute dollars and as a percentage of revenue from 1999 to 2000 to 2001 was due primarily to an increase in spending on outside software development contractors and an increase in the number of personnel in our research and development organization, both domestically and in our research and development facility in Canada, and the associated increase in overhead allocation. The increase in personnel is due to hiring as well as the inclusion of personnel absorbed through acquisitions in the fourth quarter of 2000. We expect research and development expenses to increase in absolute dollars in future periods as additional development personnel are hired and as we expand our product development activities.

Sales and Marketing

	(in thousands)

Year Ended December 31,	2001	2000	1999

Sales and marketing:

Sales and marketing, other	$19,585	$12,696	$5,388

Amortization of non-cash stock-based compensation	1,557	3,509	277

Total sales and marketing	$21,142	$16,205	$5,665

Sales and marketing expenses consist primarily of salaries, commissions earned by sales personnel, non-cash stock-based compensation, trade shows, travel and other marketing communication costs, such as advertising and other marketing programs. Sales and marketing expenses were $21.1 million, $16.2 million and $5.7 million for 2001, 2000 and 2001, respectively, representing an increase of 30.5% from 2000 to 2001 and 186.1% from 1999 to 2000. The increase in absolute dollars from 1999 to 2000 was due to increases in headcount and related expenses as well as an increase in non-cash stock-based compensation. The increase in absolute dollars from 2000 to 2001 was primarily due to increases in headcount and related expenses, slightly offset by a reduction in non-cash stock-based compensation. As a percentage of total revenues, sales and marketing expenses were 41.0%, 39.6% and 30.1% in 2001, 2000 and 1999, respectively. Excluding non-cash stock-based compensation, as a percentage of total revenues, sales and marketing expenses were 38.0%, 31.0% and 28.6% in 2001, 2001 and 1999, respectively. The increase in absolute dollars from 2000 to 2001 was due to an increase in headcount and related expenses, increased commissions based on sales volume, costs associated with the expansion of the field sales organization and expanded marketing programs. We have invested, and we plan to continue to invest, resources to expand our sales and marketing efforts. As a result, we expect sales and marketing expenses to increase in absolute dollars in future periods.

General and Administrative

	(in thousands)

Year Ended December 31,	2001	2000	1999

General and administrative:

General and administrative, other	$3,914	$3,210	$1,577

Amortization of non-cash stock-based compensation	2,658	6,045	3,408

Total general and administrative	$6,572	$9,255	$4,985

General and administrative expenses consist primarily of non-cash stock-based compensation, salaries and related personnel expenses and general operating expenses. General and administrative expenses were $6.6 million, $9.3 million and $5.0 million for 2001, 2000 and 1999, respectively, representing a decrease of 29.0% from 2000 to 2001 and an increase 85.7% from 1999 to 2000. The increase in absolute dollars from 1999 to 2000 was due to an increase in headcount and related expenses as well as an increase in non-cash stock-based compensation. The decrease in absolute dollars from 2000 to 2001 was due to a decrease in non-cash stock-based compensation, slightly offset by an increase in headcount and related expenses. As a percentage of total revenues, general and administrative expenses were 12.8%, 22.6% and 26.4% in 2001, 2000 and 1999, respectively. Excluding non-cash stock based compensation, general and administrative expenses as a percentage of total revenues were 7.6%, 7.8% and 8.4% in 2001, 2000 and 1999, respectively. We expect general and administrative expenses, excluding amortization of non-cash stock-based compensation, to increase in absolute dollars as we expand our administrative staff and facilities to support larger operations.

Purchased In-Process Research and Development. In November 2000, we acquired Advanced Software Technologies, Inc. for $13.4 million in cash. In connection with this acquisition, we expensed $1.2 million of purchased in-process research and development. The in-process technology related to two identifiable projects: a major version release of Advanced Software Technologies’ GDPro product and a new software product featuring design and documentation features. The purchased in-process research and development for each project was $750,000 and $450,000, respectively. The projects were approximately 25% and approximately 30% complete at the time of the acquisitions, with significant remaining development efforts necessary to complete the projects. These efforts included:

•	enhancing and broadening support of large-team, multi-user functions;
•	broadening use to integrated development environments; and
•	integrating with our existing technology.

Also in November 2000, we acquired EngineeringPerformance, Inc. for $7.6 million in cash and 50,000 shares of the Company’s common stock. In connection with this acquisition, we expensed $6.0 million of purchased in-process research and development. The in-process technology related to a software product that is designed to be used to test and analyze the performance of e-business applications. The project was approximately 35% complete at the time of the acquisition, with significant remaining development efforts necessary to complete the project. These efforts included extending support to cover all industry standard protocols and maximizing capability and compatibility across multiple platforms.

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

We had no charges for purchased in-process research and development in 2001 or 1999. Purchased in-process research and development costs in future years will depend entirely upon acquisition activities and cannot be estimated in advance of an acquisition.

Amortization of Goodwill and Other Intangible Assets.    In connection with the acquisitions of Advanced Software Technologies, Inc., EngineeringPerformance, Inc., and the remaining 56% of Embarcadero Europe Ltd., we recorded $21.4 million of goodwill and other intangible assets in the fourth quarter of 2000. The total amortization expense related to these costs in 2001 and 2000 was $6.4 million and $930,000, respectively. Approximately $808,000 and $115,000 of this amortization expense was recorded as cost of license revenue in 2001 and 2000, respectively. The remaining $5.6 million and $815,000 of expense in 2001 and 2000, respectively, was recorded as an operating expense. We ceased amortization of goodwill when we adopted Statement of Financial Accounting Standards (“SFAS”) No. 142 effective January 1, 2002 (see Note 1 to our consolidated financial statements). Going forward, we will test our goodwill for impairment on an annual basis or in the event of a significant change in our business. If, in the future, we determine that this goodwill is impaired, we will be required to take a non-recurring charge to write down this asset. The dollar amount(s) of such potential future charge(s), if any, cannot currently be estimated. The intangible assets of $2.3 million related to acquired technology will continue to be amortized over their remaining useful life with the related amortization recorded as cost of license revenue.

Lease Related Impairment Loss.     During the third quarter of 2001, we recorded a provision for an impairment loss of $1.5 million related to office leases in San Francisco and Boston; management has decided to abandon and sublease these office spaces in order to streamline operations. The impairment loss consists of approximately $1.0 million in contractual obligations under the facilities leases, net of estimated sub-lease income from the projected date of abandonment to the end of the lease term. The remaining $500,000 consists of approximately $336,000 in write-downs to leasehold improvements and other assets attributable to the abandoned space, as well as approximately $164,000 in other expenses related to securing the sublease arrangements. When we recorded the lease related impairment loss, we made estimates about sublease costs and income. Each reporting period we will review these estimates; to the extent that these assumptions change due to changes in the market, the ultimate restructuring expenses for these abandoned facilities could vary in the future.

Provision for Income Taxes.    Provision for income taxes was $1.2 million in 2001, $3.9 million in 2000 and $82,000 in 1999. The increase from 1999 to 2000 is due to an increase in our effective tax rate resulting from our conversion to a C corporation from an S corporation for income tax purposes effective January 1, 2000 and an increase in non-deductible expenses for tax purposes, partially offset by an increase in tax free interest income. Since January 1, 2000, the Company has been subject to corporate federal and state income taxes.

The decrease in the provision for income taxes from 2000 to 2001 is the result of tax exempt interest income and an increased research and development tax credit resulting from a corresponding increase in qualified research and development expenses.

Share in Loss of Joint Venture and Affiliated Company.    In September 2001, we formed a joint venture with Aztec Software, Inc. (“Aztec”), a California corporation and wholly owned subsidiary of Aztec Software and Technology Services Limited, an Indian company publicly traded on the Bombay stock exchange. Under the terms of the agreement, Embarcadero and Aztec are required to contribute $1.0 million each to the venture; as of December 31, 2001, each party had contributed $500,000. We account for this venture under the equity method of accounting (see Note 1 to our consolidated financial statements). For our fifty percent share in the loss of the venture in the year ended December 31, 2001, we recorded $407,000 as a loss from joint venture and affiliated company on our consolidated statement of operations. In the first quarter of 2002, each party made their remaining $500,000 contribution to the venture. The future amount of income or loss recorded from the venture cannot currently be estimated. There can be no assurances that we will realize any income from our investment in this entity.

In September 1998, we acquired a 44% interest in Embarcadero Europe Ltd., which became our affiliated distributor for Europe, the Middle East and Africa. Our share in the loss of Embarcadero Europe Ltd. was $230,000 for 2000. With our acquisition of the remaining 56% of Embarcadero Europe Ltd. in October 2000, its operations are now included in our consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES
We have funded our business to date from cash generated by our operations and proceeds from sales of equity. In April 2000, we completed our initial public offering of common stock, generating net proceeds to us of approximately $43.0 million. As of December 31, 2001, we had cash and cash equivalents of $39.9 million.

Cash provided by operating activities was $14.3 million, $15.1 million and $7.2 million for 2001, 2000 and 1999, respectively.

Net cash used in investing activities was $25.0 million, $27.0 million and $882,000 for 2001, 2000 and 1999, respectively. In all three years, cash used in investing activities included purchases of computer equipment, software, leasehold improvements, fixtures and furniture. In 2001, $16.5 million, net was used to purchase marketable securities, $5.4 million was used to acquire technology and $500,000 was invested in a joint venture (see Note 3 to our consolidated financial statements). There were no such uses of cash in 2000 or 1999. In 2000, $24.3 million of the cash used in investing activities was used to acquire other entities as described below.

During the fourth quarter of 2000, we completed three acquisitions, all accounted for under the purchase method of accounting. Under this method of accounting, the purchase price is allocated to the value of the assets acquired and liabilities assumed based on their estimated fair values.

In October 2000, we acquired the remaining 56% interest in our affiliate, Embarcadero Europe Ltd., for $3.2 million in cash. In November 2000, we acquired Advanced Software Technologies, Inc., based in Littleton, Colorado, for $13.4 million in cash. Also in November 2000, we acquired EngineeringPerformance, Inc., based in Toronto, Canada, for approximately $7.9 million in cash and 50,000 shares of our common stock valued at approximately $1.9 million.

Net cash provided by (used in) financing activities was $(800,000) in 2001, $50.5 million in 2000 and $(4.5) million in 1999. In 2001, net cash used in financing activities consisted of $1.8 million used for repurchase of the Company’s common stock, offset by $1.0 million of cash provided by exercise of stock options under the Company’s stock option plan. Net cash provided by financing activities in 2000 came predominately from $43.0 million in net proceeds from the Company’s initial public offering of common stock and to a lesser extent from the proceeds from the sale of the Company’s Series A preferred stock and the exercise of stock options under the Company’s stock option plan. Net cash used in financing activities in 1999 was primarily for a distribution of cash to stockholders.

We have a $2.0 million revolving credit facility with a bank that bears interest at the prime rate and expires on May 31, 2002. The credit facility requires that the Company maintain various quarterly financial covenants including covenants related to tangible net worth, total liabilities and profitability; we were in compliance with all covenants at December 31, 2001. The annual fee to maintain this credit facility is $5,000 and funds drawn from this credit facility can be used for general operating activities. We have not drawn on this credit facility; accordingly, as of December 31, 2001, we had no amounts outstanding under this credit facility.

We had deferred tax assets totaling $4.9 million at December 31, 2001. We believe that these assets will be realizable in the future.

We believe that our existing cash, cash equivalents, short-term investments and cash generated from operations will be sufficient to finance our operations through at least the next 12 to 18 months. If we fail to generate cash flow from operations in the future due to an unexpected decline in revenues or due to a sustained increase in cash expenditures in excess of revenues generated, our cash balances may not be sufficient to fund continuing operations without obtaining additional financing. If additional financing is needed, there can be no assurance that such financing will be available to us on commercially reasonable terms, or at all.

CRITICAL ACCOUNTING POLICIES
A detailed discussion of our significant accounting policies can be found in Note 1 to our consolidated financial statements, and the impacts and risks associated with our accounting policies are discussed throughout this Annual Report on Form 10-K and in the footnotes to the financial statements. Critical accounting policies are those that require significant judgment and/or estimates by management at the time that financial statements are prepared such that materially different results might have been reported if other assumptions had been made. Below is further discussion of the polices that we consider to be our critical accounting policies, including:

•	revenue recognition;
•	joint venture accounting;
•	capitalized research and development costs;
•	lease related impairment loss; and
•	accounting for income taxes.

Revenue Recognition.    Our revenues are principally derived from product license sales and related maintenance and support contracts. Customers that license our software products also generally purchase maintenance and support contracts that provide software updates and technical support over a stated term, usually one year. We sell packaged software products that generally do not require us to perform any special installation or integration services.

We primarily sell our products through our direct sales force. Our products are sold under a perpetual license model. Updates and upgrades to our products are made available to customers who have purchased maintenance and support contracts. We do not recognize revenue for refundable fees or agreements with cancellation rights until such rights to refund or cancellation have expired.

We recognize revenue in accordance with Statement of Position (SOP) 97-2, “Software Revenue Recognition,” as amended by SOP 98-4 and SOP 98-9. We recognize revenue when all of the following criteria are met: persuasive evidence of an arrangement exists; delivery of the product has occurred; no significant implementation obligations by us remain; the fee is fixed and determinable; and collectibility is probable. If collectibility is not considered probable, revenue is recognized only when the fee is collected.

SOP 97-2, as amended, generally requires that revenues earned from software arrangements involving multiple elements be allocated to each element based on the relative fair values of the elements. Revenue recognized from multiple-element arrangements is allocated to undelivered elements of the arrangement, such as maintenance and support services, based on the relative fair values of the elements specific to us. Our determination of fair value of each element in multi-element arrangements is based on vendor- specific objective evidence (VSOE). We limit our assessment of VSOE for each element to either the price charged when the same element is sold separately or the price established by management, having the relevant authority to do so, for an element not yet sold separately.

If evidence of fair value of all undelivered elements exists but evidence does not exist for one or more delivered elements, then revenue is recognized using the residual method. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue. Revenue allocated to maintenance and support is recognized ratably over the maintenance term, typically one year. Deferred revenue, which consists primarily of maintenance and support services that customers have contracted for in advance but for which revenue has not been recognized, is recognized as services are rendered or as other requirements requiring deferral under SOP 97-2 are satisfied.

Joint Venture Accounting.    We have a fifty percent interest in a joint venture that is primarily engaged in software development. Aztec Software, Inc. (“Aztec”) owns the remaining fifty percent interest in this venture. In 2001, much of our purchased technology was acquired from Aztec. In addition, Aztec is one of our customers. However, all transactions with Aztec have been conducted at arms-length and were recorded at their fair value.

Our investment in this entity is accounted for under the equity method of accounting and, accordingly, we recognize fifty percent of the income or loss from this venture in our consolidated statements of operations. Our policy for determining how to account for investments is discussed in Note 1 to our consolidated financial statement under the heading “Consolidation.” This venture was formed in the third quarter of 2001 and generated a loss in 2001. We have the right of first refusal to purchase any software developed by the venture. If we exercise this right of first refusal, or if an independent third party purchases software from the venture, we will benefit in the form of income, or reduced loss, from the joint venture through our fifty percent interest in the venture. If we purchase software from the venture that has reached technological feasibility in accordance with the provisions of SFAS No. 86 (see discussion below under “Capitalized Research and Development Costs”), the costs will be recorded on our financial statements as capitalized research and development. If the purchased software is not deemed to have reached technological feasibility, the costs will be recorded as research and development expense. Additional details of this venture are discussed in this Management’s Discussion and Analysis under the heading “Share in Loss of Joint Venture and Affiliated Company” and in Note 3 to our consolidated financial statements.

Capitalized Research and Development Costs. Capitalized research and development costs include certain costs associated with acquiring and developing the technology used in our licensed products.

Research and development costs are capitalized in accordance with the provisions of SFAS No. 86, “Accounting for Costs of Computer Software to be Sold, Leased or Otherwise Marketed,” which permits capitalization of research and development costs only after technological feasibility has been established. We consider technological feasibility to have been established when a working model that includes all significant planned features and functionality exists. Accordingly, purchased technology is capitalized if it has reached technological feasibility at the time of acquisition; costs of developed technology are capitalized after technological feasibility is reached.

Costs of purchased and developed technology are capitalized and amortized on a product-by-product basis over their remaining estimated useful lives at the greater of straight-line or the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product. Amortization begins when technology is available for sale. Estimated useful lives of capitalized technology are generally three years.

Capitalized software costs were $5.4 million in 2001. Further detail and a discussion of our policies related to capitalized software can be found in Note 1 to our consolidated financial statements under the heading “Capitalized software development costs.”

Lease Related Impairment Loss.     As discussed in Note 5 to our consolidated financial statements, in the third quarter of 2001 we recorded a significant restructuring charge in connection with our abandonment of certain operating leases as part of a program to restructure our operations and related facilities. Lease abandonment costs were estimated to include the impairment of leasehold improvements and remaining lease liabilities and brokerage fees, offset by estimated sublease income. Estimates related to sublease costs and income are based on assumptions about the time period required to locate and contract with suitable sub-lessees as well as the sublease rates that can be achieved, as determined by using market trend information analyses provided by a commercial real estate brokerage we retained. We review these estimates each reporting period; to the extent that these assumptions change due to market conditions, the ultimate restructuring expenses for these abandoned facilities could vary by material amounts.

Accounting for Income Taxes.    In conjunction with preparing our consolidated financial statements, we must estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax expense together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in our consolidated balance sheets. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we must include an expense within the tax provision in the statement of operations.

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. At December 31, 2001, we had deferred tax assets of $4.9 million and deferred tax liabilities of $2.3 million. A detailed discussion of our income tax provision and the components of our deferred tax assets and liabilities can be found in Note 6 to our consolidated financial statements.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS
In October 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which supercedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of” and the accounting and reporting provisions of APB No. 30, “Reporting the Results of Operations- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and is effective for fiscal years beginning after December 15, 2001 as well as interim periods within those fiscal years. The Company adopted SFAS No. 144 effective January 1, 2002. The Company does not expect the adoption of SFAS No. 144 to have a material effect on its financial position, results of operations or cash flow.

In September 2001, the FASB issued two statements, SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 addresses financial accounting and reporting for business combinations and amends APB No. 16 “Business Combinations.” All business combinations in the scope of this Statement are to be accounted for using one method, the purchase method. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB No. 17, “Intangible Assets.” It changes the accounting for goodwill from an amortization method to an impairment only approach. The Company ceased the amortization of goodwill that was recorded in past business combinations on January 1, 2002, as required by SFAS No. 142. As a result, as of January 1, 2002, approximately $11.7 million of goodwill will no longer be amortized but will be tested annually for impairment in accordance with the requirements of SFAS No. 142.

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
Our growth rates may not be sustainable and you should not use our past performance to predict future results. We believe that quarter-to-quarter comparisons of our historical results of operations are not indicative of our future performance. Our revenues and operating results may vary significantly from quarter to quarter due to a number of factors, including the factors discussed below under the captions:

•
“We may be required to change our revenue recognition policies based on changing implementation guidelines and interpretations, which could cause our revenues and operating results to fluctuate unexpectedly;”

•	“Large sales of our products and maintenance involve a lengthy sales cycle, which could cause delays in recognizing revenue or the failure to obtain revenue;”
•	“The impact of changes in global economic conditions on our customers may cause us to fail to meet expectations, which would negatively impact the price of our stock;”
•	“Our operating results would be harmed if the database industry continues in a downward cycle;”
•	“We expect to incur increases in our operating expenses in the foreseeable future, which may affect our profitability;”
•	“If our products do not perform as expected, we may lose customers, our costs will increase and revenues may be delayed or lost;”
•	“Acquisitions of companies or technologies may result in disruptions to our business;”
•	“We may have future non-recurring charges in the event of goodwill impairment;” and
•
“If we are not able to enhance our existing products to adapt to rapid technological change, or we introduce new products that do not achieve market acceptance, our revenue and earnings may suffer and we may experience loss of market share.”

Seasonal variations in orders for our products also contribute to fluctuations in our quarterly operating results. These fluctuations are likely to cause corresponding volatility in our stock price, particularly if our operating results vary from analysts’ expectations.

If sales of DBArtisan fall, our revenues and income may decline.
A large portion of our revenues currently comes from sales of our DBArtisan product. For the years ended December 31, 2001, 2000 and 1999, DBArtisan accounted for approximately 38.7%, 46.6% and 48.3%, respectively, of our domestic license revenues. We expect that sales of DBArtisan will continue to represent a substantial portion of our license revenues for the foreseeable future. In addition, many of our customers initiate a relationship with us by purchasing DBArtisan. If demand for DBArtisan declines due to competition, technological change or other factors, our revenues and income may decline significantly.

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

We invest heavily in research and development with no guarantee of return from the investments that we make.
We are nearing the end of a cycle of significant new product development. We have invested significant resources in the development of these new products; if our new products are not accepted in the marketplace, we could suffer a contraction of revenue growth and have limited return on the investments that we have made. In addition, we plan to continue to invest in research and development and could suffer the same effects from these future investments.

Large sales of our products and maintenance involve a lengthy sales cycle, which could cause delays in recognizing revenue or the failure to obtain revenue.
In the past year, large sales of our products and maintenance to individual customers have increased. These large sales typically involve sales cycles from 6 months to 12 months, which is considerably longer than our historical sales cycle. This lengthy sales cycle is due to the need to educate and convince prospective customers of the value of our products and to gain approval from a variety of constituencies within a prospective customer, including key management personnel. The timing of our revenues has become more difficult to forecast because of this lengthy sales cycle for large sales. We may expend substantial funds and effort to negotiate these sales with prospective customers but then be delayed in concluding, or be unable to conclude, sales of our products and maintenance. Any delay in, or failure to complete, sales in a particular period would reduce our revenues in that period as well as in subsequent periods over which revenues for the sale may be recognized. If our sales cycle unexpectedly lengthens in general or for one or more large sales, it could negatively affect the timing of our revenues and our revenue growth and may cause our revenues and operating results to vary significantly from period to period. If we were to experience a delay on a large order, it could harm our ability to meet our forecasts for a given period.

The impact of changes in global economic conditions on our customers may cause us to fail to meet expectations, which would negatively impact the price of our stock.
Our operating results can vary significantly based upon the impact of changes in global and domestic economic conditions on our customers. The domestic and economic environment in 2002 continues to be uncertain. The September 11, 2001 terrorist attacks in New York City, Washington, D.C. and Pennsylvania, and the continuing United States’ military response, has affected the economic environment. At the time of the attacks, capital investment by businesses, particularly investments in new technology, had been experiencing substantial weakness. This weakness was aggravated by the September 11, 2001 attacks and continues into 2002. Current economic and political uncertainty could result in further decline in new technology investments. These uncertainties could cause customers to defer or reconsider purchasing products or services if they experience a downturn in their business or if there is a further downturn in the general economy. Such events could have a material adverse effect on our business.

Our operating results would be harmed if the database industry continues in a downward cycle.
The markets into which we sell our products are cyclical and are subject to general economic conditions. The database industry has experienced a downturn due to declines in general economic conditions. For example, a number of companies that sell the database platforms that our products support, including Oracle Corporation, have reduced revenue and earnings expectations. In addition, we believe that the current economic downturn has had an impact on capital spending for database technology and related products.

We are uncertain as to how long and how deep the current downturn may be in the database market. Any continued or further slowdowns in the database market or in general economic conditions would likely result in a reduction in demand for our products and would harm our business.

If we cannot manage our expansion effectively, our rate of growth and income may decline.
We have recently experienced a period of expansion in our operations, both through internal growth as well as through acquisitions of companies in the United Kingdom, Colorado and Canada. This growth has placed, and will continue to place, a strain on our management, administrative, operational and financial infrastructure and we may not be able to effectively manage our growth in the future. To support our expanding operations, we have increased the number of our full-time employees from 57 as of December 31, 1998, to 105 as of December 31, 1999, 268 as of December 31, 2000 and 286 as of December 31, 2001. We expect to hire additional employees to manage our expanding operations. Our ability to manage growth requires that we continue to improve our operational, financial and management controls and procedures. If we are unable to manage this growth effectively, our rate of growth and our income may decline.

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
One aspect of our growth strategy is to expand our international operations. For example, in the fourth quarter of 2000, we expanded our sales and marketing capabilities by acquiring a company with operations in the United Kingdom. Also in 2000, we acquired a company with operations in Canada, which expanded our research and development capabilities. As a result, we could face a number of risks from our expanding international operations, including:

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
In the fourth quarter of 2000, we acquired Embarcadero Europe Ltd., based in Maidenhead, United Kingdom, Advanced Software Technologies, Inc., based in

Littleton, Colorado and EngineeringPerformance, Inc., based in Toronto, Canada. We are still integrating these operations into our existing operations. If we are unable to successfully integrate with our existing operations these and any other businesses, products or technologies that we acquire, we may not receive the intended benefits of such acquisitions and the revenue and operating results of the combined company may decline. In addition, acquisitions may subject us to unanticipated liabilities or risks. We may continue to make additional strategic acquisitions of companies, products or technologies as necessary in order to implement our business strategy. Any acquisition may temporarily disrupt our operations and divert management’s attention from day-to-day operations.

While we have financed our acquisitions to date primarily with working capital, we may incur debt or issue equity securities to finance future acquisitions. The issuance of equity securities for any acquisition could be substantially dilutive to our stockholders. In addition, our profitability may suffer due to acquisition-related expenses.

We may have future non-recurring charges in the event of goodwill impairment.
We adopted SFAS No. 142 as of January 1, 2002 and, as a result, we have ceased amortization of goodwill. Going forward, we must test our goodwill for impairment on an annual basis or in the event of a significant change in our business. At January 1, 2002 our net goodwill totaled $11.7 million. In the future, if we determine that this goodwill is impaired, we will be required to take a non-recurring charge to write down this asset.

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

However, due to the nature of computing environments and the performance demanded by customers for database management software, new products and product enhancements could require longer development and testing periods than we currently anticipate. Moreover, if we develop new products that do not achieve market acceptance, we may not be able to recoup devel opment and marketing expenses, which could harm our operating results.

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
Our executive officers and directors, in the aggregate, beneficially held 34.3% of our outstanding common stock as of December 31, 2001. These stockholders, if acting together, can influence significantly all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions.

We expect the price of our common stock to remain volatile, making it difficult for our stockholders to predict the return on their investment.
Since our initial public offering, the market price of our common stock has fluctuated significantly in response to a number of factors, some of which are beyond our control, including:

•	changes in market valuation of software and Internet companies;
•	quarterly variations in our operating results;
•	global and domestic economic conditions;
•	changes in financial estimates by securities analysts;
•	announcements that we or our competitors make related to significant contracts, acquisitions, capital commitments, strategic partnerships or product introductions or enhancements;
•	additions or departures of key personnel;
•	stock market price and volume fluctuations, which are particularly volatile among securities of software and Internet companies; and
•	sales of significant amounts of our common stock or other securities in the open market.

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

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk
Our exposure to market risk for changes in interest rates primarily relates to our investment portfolio, which at December 31, 2001 included fixed-income securities with a fair value of approximately $16.5 million. The values of these securities are likely to decline if interest rates increase. However, due to the short maturities of our investments, an immediate 10 percent change in interest rates is not expected to have a material effect on our near-term financial condition or results of operations.

Foreign Exchange Risk
Our operations are conducted primarily in the United States and are denominated in United States dollars. A small but growing portion of our sales originate through our European subsidiary and are denominated in Pounds Sterling. The Company enters into forward exchange contracts to hedge our European balance sheet. Gains and losses on these contracts are generally recognized in the consolidated statement of operations at the time that the related transactions being hedged are recognized. Because the effect of movements in currency exchange rates on forward exchange contracts generally offset the related effect on the underlying items being hedged, use of these instruments is not expected to subject the Company to risks that would otherwise result from changes in currency exchange rates. We do not use derivative financial instruments for trading or speculative purposes. Net foreign currency gain and loss did not have a material effect on our results of operations in 2001, 2000 or 1999.

Forward exchange contracts are denominated in the same currency as the underlying transactions (i.e. Pounds Sterling), and the terms of the forward exchange contracts generally match the terms of the underlying transactions. The effect of an immediate 10 percent change in exchange rates on forward exchange contracts and the underlying hedged transactions is not expected to be material to our near-term financial condition or results of operations.

Item 8. Consolidated Financial Statements and Supplementary Data

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders
of Embarcadero Technologies, Inc.
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of changes in stockholders’ equity (deficit) and of cash flows present fairly, in all material respects, the financial position of Embarcadero Technologies, Inc. and its subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PRICEWATERHOUSECOOPERS LLP

San Francisco, CA
January 23, 2002

EMBARCADERO TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

December 31,	2001	2000

Assets

Current Assets:

Cash and cash equivalents	$23,371	$34,745

Short-term investments	16,532	—

Trade accounts receivable, net of allowance for doubtful accounts of $194 in 2001 and $232 in 2000	6,221	6,622

Prepaid expenses and other current assets	1,711	3,408

Total current assets	47,835	44,775

Property and equipment, net	3,766	3,299

Goodwill and other intangible assets, net	19,334	20,522

Deferred income taxes	4,914	1,117

Other assets	313	264

Total assets	$76,162	$69,977

Liabilities and Stockholders’ Equity

Current Liabilities:

Accounts payable and accrued liabilities	$5,264	$4,797

Deferred revenue	9,099	7,939

Deferred income taxes	2,317	980

Total current liabilities	16,680	13,716

Commitments (Note 7)

Stockholders’ Equity:

Convertible preferred stock: $0.001 par value; 5,000,000 shares authorized and no shares issued and outstanding at December 31, 2001 and 2000	—	—

Common stock: $0.001 par value; 60,000,000 shares authorized at December 31, 2001 and 2000; 26,966,392 and 26,970,817 shares issued and outstanding at December 31, 2001 and 2000, respectively	27	27

Treasury stock	(1,781)	—

Additional paid-in capital	74,220	70,949

Accumulated other comprehensive income	116	—

Deferred stock-based compensation	(2,531)	(6,886)

Accumulated deficit	(10,569)	(7,829)

Total stockholders’ equity	59,482	56,261

Total liabilities and stockholders’ equity	$76,162	$69,977

The accompanying notes are an integral part of these consolidated financial statements.

EMBARCADERO TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

Year Ended December 31,	2001	2000	1999

Revenues:

License	$32,018	$28,558	$13,406

Maintenance	19,476	12,372	5,446

Total revenues	51,494	40,930	18,852

Cost of revenues:

License:

License, other	774	654	460

Amortization of acquired technology	808	115	—

Total license	1,582	769	460

Maintenance:

Maintenance, other	2,216	1,344	621

Amortization of non-cash stock-based compensation	12	34	26

Total maintenance	2,228	1,378	647

Total cost of revenues	3,810	2,147	1,107

Gross profit	47,684	38,783	17,745

Operating expenses:

Research and development:

Research and development, other	14,542	9,924	4,265

Amortization of non-cash stock-based compensation	128	333	550

Total research and development	14,670	10,257	4,815

Sales and marketing:

Sales and marketing, other	19,585	12,696	5,388

Amortization of non-cash stock-based compensation	1,557	3,509	277

Total sales and marketing	21,142	16,205	5,665

General and administrative:

General and administrative, other	3,914	3,210	1,577

Amortization of non-cash stock-based compensation	2,658	6,045	3,408

Total general and administrative	6,572	9,255	4,985

Purchased in-process research and development	—	7,180	—

Amortization of goodwill and other intangible assets	5,621	815	—

Lease related impairment loss	1,490	—	—

Total operating expenses	49,495	43,712	15,465

Income (loss) from operations	(1,811)	(4,929)	2,280

Other income, net	1,027	1,187	88

Expenses related to proposed public offering	(350)	—	—

Income (loss) before income taxes and share in loss of joint venture and affiliated company	(1,134)	(3,742)	2,368

Provision for income taxes	(1,199)	(3,857)	(82)

Income (loss) before share in loss of joint venture and affiliated company	(2,333)	(7,599)	2,286

Share in loss of joint venture and affiliated company	(407)	(230)	(100)

Net income (loss)	(2,740)	(7,829)	2,186

Deemed preferred stock dividend	—	(1,218)	—

Net income (loss) applicable to common stockholders	$(2,740)	$(9,047)	$2,186

(Continued on next page)
The accompanying notes are an integral part of these consolidated financial statements.

EMBARCADERO TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS—(Continued)
(in thousands, except per share data)

Year Ended December 31,	2001	2000	1999

Net Income (Loss) Per Share Applicable to Common Stockholders:

Basic	$(0.10)	$(0.36)	$0.11

Diluted	$(0.10)	$(0.36)	$0.10

Weighted Average Shares Used in Per Share Calculation:

Basic	27,045	24,973	20,070

Diluted	27,045	24,973	21,877

The accompanying notes are an integral part of these consolidated financial statements.

EMBARCADERO TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

	(in thousands)

	Convertible Preferred Stock		Common Stock		Treasury Stock	Additional Paid-In Capital	Accumulated Other Compre- hensive Income	Deferred Stock-Based Compen- sation	Notes Receivable from Stock- holders	Retained Earnings (Accumulated Deficit)	Total Stock- holders’ Equity (Deficit)	Compre- hensive (Loss)
	Shares	Amount	Shares	Amount

Balance at January 1, 1999	—	$—	16,838	$—	$—	$232	$—	$(96)	$—	$(352)	$(216)

Exercise of common stock options	—	—	4,337	—	—	217	—	—	(216)	—	1

Payments on notes receivable from stockholders for purchase of common stock	—	—	—	—	—	—	—	—	216	—	216

Deferred compensation related to stock options granted	—	—	—	—	—	14,214	—	(14,214)	—	—	—

Amortization of deferred stock-based compensation	—	—	—	—	—	—	—	4,261	—	—	4,261

Distribution to stockholders	—	—	—	—	—	—	—	—	—	(5,700)	(5,700)

Net income	—	—	—	—	—	—	—	—	—	2,186	2,186

Balance at December 31, 1999			21,175		—	14,663		(10,049)		(3,866)	748

Reincorporation in Delaware	—	—	—	21	—	(21)	—	—	—	—	—

Termination of subchapter S election	—	—	—	—	—	(3,866)	—	—	—	3,866	—

Exercise of common stock options	—	—	692	1	—	952	—	—	—	—	953

Issuance of common stock in connection with the Company’s initial public offering, net of issuance costs	—	—	4,800	5	—	43,029	—	—	—	—	43,034

Issuance of common stock in connection with a business combination	—	—	50	—	—	1,935	—	—	—	—	1,935

Issuance of series A preferred stock	254	1,829	—	—	—	—	—	—	—	—	1,829

Allocation of discount on preferred stock	—	—	—	—	—	1,218	—	—	—	—	1,218

Deemed preferred stock dividend	—	—	—	—	—	(1,218)	—	—	—	—	(1,218)

Conversion of preferred stock to common stock	(254)	(1,829)	254	—	—	1,829	—	—	—	—	—

Deferred compensation related to stock options granted	—	—	—	—	—	6,758	—	(6,758)	—	—	—

Amortization of deferred stock- based compensation	—	—	—	—	—	—	—	9,921	—	—	9,921

Tax benefit arising from disqualifying disposition of stock options	—	—	—	—	—	5,670	—	—	—	—	5,670

Net loss	—	—	—	—	—	—	—	—	—	(7,829)	(7,829)

Balance at December 31, 2000	—	—	26,971	27	—	70,949	—	(6,886)	—	(7,829)	56,261

(Continued on next page)

The accompanying notes are an integral part of these consolidated financial statements.

EMBARCADERO TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)—(Continued)

	(in thousands)

	Convertible Preferred Stock		Common Stock		Treasury Stock	Additional Paid-In Capital	Accumulated Other Compre- hensive Income	Deferred Stock-Based Compen sation	Notes Receivable from Stock- holders	Retained Earnings (Accumulated Deficit)	Total Stock- holders’ Equity (Deficit)	Compre- hensive (Loss)
	Shares	Amount	Shares	Amount

Comprehensive loss:

Net loss	—	$—	—	$—	$—	$—	$—	$—	$—	$(2,740)	$(2,740)	$(2,740)

Foreign currency translation adjustments	—	—	—	—	—	—	116	—	—	—	116	116

Comprehensive loss												$(2,624)

Exercise of common stock options	—	—	214	—	—	999	—	—	—	—	999

Repurchase of treasury shares	—	—	(219)	—	(1,781)	—	—	—	—	—	(1,781)

Tax benefit arising from disqualifying disposition of stock options	—	—	—	—	—	2,272	—	—	—	—	2,272

Amortization of deferred stock— based compensation	—	—	—	—	—	—	—	4,355	—	—	4,355

Balance at December 31, 2001	—	—	26,966	$27	$(1,781)	$74,220	$116	$(2,531)	—	$(10,569)	$59,482

The accompanying notes are an integral part of these consolidated financial statements.

EMBARCADERO TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
	(in thousands)

Year Ended December 31,	2001	2000	1999

Cash Flows from Operating Activities:

Net income (loss)	$(2,740)	$(7,829)	$2,186

Adjustments to reconcile net income (loss) to net cash provided by operating activities:

Depreciation and amortization	1,662	729	266

Provision for doubtful accounts	334	137	50

Purchased in-process research and development	—	7,180	—

Amortization of goodwill and other intangible assets	6,501	930	—

Amortization of deferred stock-based compensation	4,355	9,921	4,261

Share in loss of joint venture and affiliated company	407	230	100

Lease related impairment loss	1,490	—	—

Tax benefit arising from disqualifying disposition of stock options	2,272	5,670	—

Changes in assets and liabilities:

Trade accounts receivable	67	(2,488)	(1,210)

Related party accounts receivable	—	(1,538)	(520)

Prepaid expenses and other assets	1,903	(2,883)	128

Deferred income taxes, net	(1,109)	(717)

Accounts payable and accrued liabilities	(2,038)	3,166	506

Deferred revenue	1,160	2,604	1,389

Net cash provided by operating activities	14,264	15,112	7,156

Cash Flows from Investing Activities:

Purchase of investments	(23,427)	—	—

Sales and maturities of investments	6,895	—

Purchase of property and equipment	(2,497)	(2,660)	(882)

Technology acquired and developed	(5,443)	—	—

Investment in joint venture	(500)	—	—

Purchase of subsidiaries	—	(24,327)	—

Net cash used in investing activities	(24,972)	(26,987)	(882)

Cash Flows from Financing Activities:

Proceeds from issuance of common stock	—	43,034	—

Proceeds from issuance of preferred stock	—	1,829	—

Distributions to stockholders	—	—	(4,700)

Proceeds from exercise of stock options	999	953	1

Payments for purchase of treasury stock	(1,781)	—	—

Payments on notes receivable from stockholders	—	—	216

Payments on notes payable to stockholders.	—	(1,000)	—

Net cash provided by (used in) financing activities	(782)	44,816	(4,483)

Effect of exchange rate changes on cash	116	—	—

Net increase (decrease) in cash and cash equivalents	(11,374)	32,941	1,791

Cash and cash equivalents at beginning of period	34,745	1,804	13

Cash and cash equivalents at end of period	$23,371	$34,745	$1,804

Supplemental Cash Flow Information:

Cash paid for income taxes	$—	$2,315	$56

Supplemental Non-cash Investing and Financing Activities:

Deferred stock-based compensation	$—	$6,758	$14,214

Notes payable to stockholders	$—	$—	$1,000

Exercise of common stock options for notes receivable	$—	$—	$216

Issuance of common stock in connection with a business combination	$—	$1,935	$—

Deemed preferred stock dividend	$—	$1,218	$—

Conversion of preferred stock to common stock	$—	$1,829	$—

The accompanying notes are an integral part of these consolidated financial statements.

EMBARCADERO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—	Organization and Summary of Significant Accounting Policies

Description of business
Embarcadero Technologies, Inc. (with its subsidiaries, collectively referred to as the “Company”) was incorporated in California on July 23, 1993 and reincorporated in Delaware on February 15, 2000. The Company provides software products that enable organizations to effectively manage their database infrastructure. The Company is headquartered in San Francisco, California and has international operations in Toronto, Canada and Maidenhead, United Kingdom.

The Company has historically derived a significant percentage of its revenue from its DBArtisan product. While this product has been declining as a percentage of revenue over the last three years, this product is expected to continue to account for a significant portion of net revenue for the foreseeable future. As a result of this revenue concentration, the Company’s business could be harmed by a decline in demand for, or in the prices of, this product as a result of, among other factors, any change in pricing model, a maturation in the market for this product, increased price competition or a failure by the Company to keep up with technological change.

Basis of Presentation
The consolidated financial statements include the accounts of Embarcadero Technologies, Inc. and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated. The equity method of accounting is used for investments in entities in which the Company does not have a controlling financial interest but over which the Company has significant influence. Investments in entities in which the Company does not have the ability to exercise significant influence are accounted for using the cost method.

Certain reclassifications have been made to the presentation of the prior year financial statements in order to conform to the current year’s presentation. These reclassifications had no effect on the prior year’s stockholders’ equity or results of operations.

Use of estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue recognition
Revenues are primarily derived from software license fees and related maintenance contracts. Revenues from software license fees are recognized upon shipment, when terms are F.O.B. shipping point, provided that evidence of an arrangement exists, the fee is fixed or determinable and collection of the resulting receivable is probable. Evidence of an arrangement may be an order accompanied by pre-payment via check or credit card, a signed purchase order or an equivalent form of documentation from the customer. Maintenance contracts generally cover a one-year term paid for in advance, and revenues from maintenance contracts are recognized ratably over the contract term.

Most license orders have multiple obligations, both deliverable products and related maintenance, and revenues are allocated to each undelivered component of the contract based on objective evidence of its fair value, which is specific to the Company. The Company recognizes revenues allocated when the criteria for revenue recognition set forth above are met. While some revenues are collected via credit card at the time an order is placed, customers are generally granted payment terms of net thirty days.

Products may be sold through resellers and distributors in the United States and certain international markets. Revenues from software license fees and maintenance contracts sold through resellers or distributors are recognized under the same criteria as those sold by the Company. Distributors purchase products to fulfill specific customer orders and generally do not hold inventory of the Company’s products.

Cost of revenues
Cost of license revenues includes costs associated with the delivery of software products, royalties for third party embedded software and amortization of capitalized research and development costs. Cost of maintenance revenues includes salaries and related expenses, including stock-based compensation.

In December 1998, the Company entered into an agreement to license and integrate certain third party software into the Company’s products, under which the Company was obligated to pay royalties on proceeds from sales of such products. In accordance with the terms of the agreement, the Company terminated this agreement effective December 2001. In 2001, 2000 and 1999, the Company paid royalty fees of $158,000, $217,000 and $101,000 respectively, under this agreement.

Capitalized software development costs
The Company accounts for software development costs, including purchased software, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 86, “Accounting for Costs of Computer Software to be Sold, Leased or Otherwise Marketed,” under which certain software development costs incurred subsequent to the establishment of technological feasibility are capitalized and amortized over the estimated lives of the related products. Capitalized software costs also consist of amounts paid for purchased software that has reached technological feasibility. The Company determines technological feasibility to be established upon release of a working model. In addition, the model must have been successfully tested for functionality and all high-risk development issues must have been resolved. Upon the general release of a product to customers, development costs for that product are amortized at the greater of the amount computed using (a) the ratio of current gross revenues from the product to the total of current and anticipated future gross revenues for that product or (b) the straight-line method over the remaining estimated economic life of the product. At each balance sheet date, unamortized capitalized software development costs are compared to their net realizable value. Any unamortized capitalized costs that exceed the net realizable value of the product are written off. The net realizable value is the estimated future gross revenues of a product reduced by the estimated future costs of completing and disposing of the product, including the costs of performing maintenance and customer support required to satisfy the enterprise’s responsibility set forth at the time of sale.

Capitalized software costs were $5.4 million at December 31, 2001, and related accumulated amortization was $73,000. Software amortization charges included in cost of license fees were $73,000. The unamortized balance of capitalized software costs is included in goodwill and other intangible assets, net.

Property and equipment
Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, three years for computer equipment and software and five years for furniture and fixtures. Leasehold improvements are amortized on a straight-line basis over the lesser of their estimated useful life or the lease term. Gains and losses from the disposal of property and equipment are taken into income in the year of disposition. Repair and maintenance costs are expensed as incurred.

Goodwill and other intangible assets
Goodwill and purchased intangible assets are presented at cost, net of accumulated amortization. Amortization is calculated using the straight-line method over estimated useful lives of the assets, generally two to four years. Goodwill arising from acquisitions (Note 2) is amortized using the straight-line method over four years. In July 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 142, “Goodwill and Other Intangible Assets” (refer to the “Recent Accounting Pronouncements” section), which was adopted by the Company effective January 1, 2002.

Impairment of long–lived assets
The Company evaluates the recoverability of long-lived assets in accordance with SFAS No. 121, “Accounting for the Impairment of Long–Lived Assets and for Long-Lived Assets to be Disposed of.” SFAS No. 121 requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds the future undiscounted cash flows applicable to such assets. Beginning with the fiscal year ended December 31, 2002, the Company will apply the standards of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets (refer to the “Recent Accounting Pronouncements” section).

Financial instruments
The Company’s consolidated balance sheets include the following financial instruments: cash and cash equivalents, short-term investments, accounts receivable, accounts payable, and accrued liabilities. The Company considers the carrying value of cash and short-term investments to approximate fair value.

The Company considers all highly liquid investments with remaining maturities of three months or less at the purchase date to be cash equivalents. The Company considers all marketable securities with remaining maturities at the balance sheet date of less than twelve months to be short-term investments. By policy, the Company does not invest in financial instruments with maturities of greater than twelve months. Therefore, there were no long-term investments at December 31, 2001 or 2000.

The Company has categorized its marketable securities as available-for-sale and carries them at cost, which approximates fair value given the short maturities and nature of the investments. Most of the Company’s investments are in auction rate securities. Realized gains and losses on investment sales are computed using the specific identification method and are reported as other income or expense in the statement of operations. Realized gains and losses were not material during the years ended December 31, 2001 and 2000. Unrealized gains and losses are reported as a separate component of stockholders’ equity and were not material for the years ended December 31, 2001 and 2000.

The Company’s short-term investments are as follows (in thousands):

As of December 31,	2001	2000

Investment Type

Corporate debt securities	$1,000	$—

Municipal securities	14,502	—

United States Treasury and agencies	1,030	—

Total	$16,532	$—

On January 1, 2001, the Company adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” which establishes accounting and reporting standards for derivative instruments. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income and are recognized in the income statement when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings. The adoption of SFAS No. 133 did not have a material effect on the Company’s consolidated financial position or results of operations.

The Company has used hedging instruments to manage exposures to fluctuations in the value of the Pound Sterling. Certain forecasted transactions and assets are exposed to foreign currency risk. The Company’s objective for holding derivatives is to eliminate or reduce the impact of these exposures. There were no hedging instruments outstanding at December 31, 2001.

Stock-based compensation
Pursuant to SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company accounts for employee stock options under Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and follows the disclosure-only provisions of SFAS No. 123. Under APB No. 25, compensation expense is based on the difference, if any, on the date of the grant, between the estimated fair value of the Company’s shares and the exercise price of options to purchase that stock. For purposes of estimating the compensation cost of the Company’s option grants in accordance with SFAS No. 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model.

Net income (loss) applicable to common stockholders, per share
Basic net income (loss) per common share excludes the effect of potentially dilutive securities and is computed by dividing net income (loss) applicable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net income (loss) per share reflects the potential dilution of securities by including stock options in the weighted average number of common shares outstanding for a period, if dilutive. Due to losses in 2001 and 2000, there was no effect of diluted shares on earnings per share. In 1999, based on a net income of $2.2 million and weighted average share count of 20.1 million net income applicable to common stockholders per share, basic, was $0.11. For the same period, the inclusion of 1.8 million dilutive common stock options increased the weighted average share count to 21.9 million and led to net income applicable to common stockholders per share, diluted, of $0.10.

In 2001, 2000 and 1999, anti-dilutive common stock options of 4.4 million, 3.9 million and 109,000, respectively, were not included in the net income (loss) applicable to common stockholders per share calculation.

In connection with the sale of 253,893 shares of Series A convertible preferred stock at a price below the deemed fair market value, the Company recognized a non-cash charge (deemed preferred stock dividend) against earnings attributable to common stockholders of approximately $1.2 million in 2000. There was no such deemed preferred stock dividend in 2001 or 1999.

Concentration of credit risk
Cash, cash equivalents, investments and accounts receivable are financial instruments that potentially expose the Company to credit risk. The Company maintains its cash, cash equivalents and investments with high credit quality financial institutions, limits the amount of concentration with any one issuer and does not invest in financial instruments with maturities of greater than twelve months. The Company has not experienced any losses on its deposits of cash, cash equivalents or investments.

The Company performs ongoing credit evaluations of its customers’ financial condition and to date has not incurred any material losses. The Company records an allowance for doubtful accounts receivable for credit losses at the end of each period based on analysis of individual aged accounts receivable balances.

Income taxes
Until February 2000, the Company elected to be taxed under the S corporation provisions of the Internal Revenue Code. Thus, the stockholders of the Company were allocated their pro rata share of the Company’s income in their individual returns. Due to its S corporation status, the Company was only subject to California corporate state income taxes. In February 2000, the Company converted from an S corporation to a C corporation, effective as of January 1, 2000. Accordingly, since January 1, 2000 the Company has been subject to federal and state income taxes.

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

Foreign currency translation
For 2001 the functional currency of the Company’s European subsidiary is the local currency. The European subsidiary’s functional currency was changed in 2001 to the local currency since that entity primarily generates and expends cash in its local currency and is not dependent upon the parent company’s economic environment. The Company translates the assets and liabilities of its foreign subsidiaries to U.S. dollars at the rate of exchange in effect at the end of the accounting period. Revenues and expenses are translated at the average rates of exchange for the accounting period. Translation adjustments attributable to the European subsidiary are included in stockholders’ equity as a component of accumulated other comprehensive income. For 2000 and 1999, the U.S. dollar was considered to be the functional currency of the Company and all of its subsidiaries. Accordingly, net gains from translation adjustments of $242,000 and $5,000 in 2000 and 1999, respectively, were charged to other income in the Company’s consolidated statements of operations.

Advertising costs
Advertising costs are expensed as incurred. These costs, included in sales and marketing, were $1.6 million, $1.6 million and $715,000 in 2001, 2000 and 1999, respectively.

Accumulated other comprehensive income
Effective January 1, 1998, the Company adopted the provisions of SFAS No. 130, “Reporting Comprehensive Income.” SFAS No. 130 establishes standards for reporting comprehensive income and its components in financial statements. Comprehensive income, as defined, includes all changes in equity (net assets) during a period from non-owner sources.

Other comprehensive income consists of changes in foreign currency translation adjustments during the period. For 2001, other comprehensive income was approximately $116,000. No such amount existed in 2000 or 1999.

Recent accounting pronouncements
In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which supercedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of” and the

accounting and reporting provisions of APB No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and is effective for fiscal years beginning after December 15, 2001 as well as interim periods within those fiscal years. The Company adopted SFAS No. 144 effective January 1, 2002. The Company does not expect the adoption of SFAS No. 144 to have a material effect on its financial position, results of operations or cash flow.

In September 2001, the FASB issued two statements, SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 addresses financial accounting and reporting for business combinations and amends APB No. 16 “Business Combinations.” All business combinations in the scope of this Statement are to be accounted for using one method, the purchase method. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB No. 17, “Intangible Assets.” It changes the accounting for goodwill from an amortization method to an impairment only approach. The Company ceased the amortization of goodwill that was recorded in past business combinations on January 1, 2002, as required by SFAS No. 142. As a result, as of January 1, 2002, approximately $11.7 million of goodwill will no longer be amortized but will be tested annually for impairment in accordance with the requirements of SFAS No. 142.

NOTE 2—Acquisitions
In October 2000, the Company acquired the remaining 56% interest in its affiliate, Embarcadero Europe Ltd. (“EEL”), for approximately $3.2 million in cash. Pursuant to the transaction, EEL, which is based in Maidenhead, United Kingdom, became our wholly owned subsidiary. EEL serves as the sales and marketing office for Europe, the Middle East and Africa. This acquisition extends our international distribution potential.

During 2000, the Company had software product and maintenance revenue from EEL totaling $2.0 million. Prior to acquiring the remaining interest in EEL, the Company was obligated to reimburse EEL for marketing and distribution expenses at the higher of a rate of 25% of EEL’s gross revenues or a monthly amount of $43,000. Due to the acquisition in 2000, the results of EEL’s operations for 2001 are included in the Company’s consolidated results of operations.

In November 2000, the Company acquired Advanced Software Technologies, Inc. based in Littleton, Colorado for approximately $13.4 million in cash. Advanced Software Technologies, Inc. is the developer of GDPro, software that enables the design, development, maintenance and enhancement of e-business applications that support Java and C++ programming languages. In 2001, the GDPro product was renamed as “Describe.”

In November 2000, we acquired EngineeringPerformance, Inc. based in Toronto, Canada for approximately $7.9 million in cash and 50,000 shares of the Company’s common stock valued at approximately $1.9 million. EngineeringPerformance is a developer of database performance analysis and testing software. The purchase price included a $2.0 million deferred payment payable at the earlier of product completion or December 31, 2001. This payment was made in early 2002. The acquisition provides us with the technology and engineering knowledge to accelerate the introduction of new products that complement our current suite of products.

The acquisitions were accounted for under the purchase method of accounting in accordance with APB Opinion No. 16, “Business combinations.” Under the purchase method of accounting, the purchase price is allocated to the assets acquired and liabilities assumed based on their estimated fair values. The excess of the purchase price over the fair value of the net identifiable liabilities of approximately $21.4 million represents goodwill and other intangible assets and is amortized on a straight-line basis over the estimated useful lives of two to four years.

The Company’s allocation of the aggregate purchase price is based on management’s analysis and estimates of the fair values of the tangible assets and liabilities and intangible assets, as follows (in thousands):

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

The projects included in purchased in-process research and development, the percent complete and the value assigned to each project are as follows (in thousands):

	Estimate of Percent Complete	Value Assigned

Project

Advanced Software Technologies, Inc.:

Project A	25%	$750

Project B	30%	450

		$1,200

EngineeringPerformance, Inc.:

Project A	35%	$6,000

Total purchased in-process research and development		$7,200

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

If the projects are not successfully completed, or are not completed in a timely manner, management’s product pricing and growth rates may not be achieved and the Company may not realize the financial benefits expected from the projects.

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

The following table summarizes unaudited consolidated information for the Company, Embarcadero Europe Ltd., EngineeringPerformance, Inc. and Advanced Software Technologies, Inc. (in thousands, except per share amounts), giving effect to these acquisitions as if they had occurred on January 1, 1999 and exclude purchased in-process research and development:

Pro Forma for the year ended December 31,	2000	1999

	(unaudited)	(unaudited)

Total revenues	$44,473	$21,705

Loss before income taxes	(6,315)	(8,314)

Net loss applicable to common stockholders	(10,327)	(7,153)

Loss per share—basic and diluted	$(0.41)	$(0.36)

NOTE 3—Joint Venture
In September 2001, the Company entered into a joint venture agreement with Aztec Software, Inc. (“Aztec”), a California corporation and wholly owned subsidiary of Aztec Software and Technology Services Limited, an Indian company publicly traded on the Bombay stock exchange, to form a limited liability corporation, DB Software Solutions LLC (“DBSS”) to develop software in the areas of database management and data movement. The Company has the right of first refusal on any software developed by the venture. Under the terms of the joint venture agreement, the Company and Aztec are each required to contribute $1.0 million in cash to the newly formed entity. As of December 31, 2001, the Company and Aztec had each contributed $500,000. In the first quarter of 2002, each party made its remaining $500,000 contribution to DBSS. At December 31, 2001, the book value of the Company’s investment in DBSS was reduced to $93,000 as a result of its share of DBSS’ losses.

NOTE 4—Balance Sheet Accounts (in thousands):

As of December 31,	2001	2000

Prepaid expenses and other current assets:

Prepaid and deferred income taxes	$605	$2,520

Deposits	220	257

Commissions	277	289

Insurance	244	36

Other	365	306

	$1,711	$3,408

Property and equipment, net:

Computer equipment and software	$4,499	$3,183

Furniture and fixtures	550	532

Leasehold improvements	1,065	712

	6,114	4,427

Less: Accumulated depreciation and amortization	(2,348)	(1,128)

	$3,766	$3,299

Goodwill and other intangible assets, net:

Acquired technology	$3,230	$3,230

Internal software development	1,180	—

Capitalizable purchased software	4,263	—

Intangible assets related to the workforce	4,350	4,350

Goodwill	11,409	11,539

Other intangible assets	2,333	2,333

	26,765	21,452

Less: Accumulated amortization	(7,431)	(930)

	$19,334	$20,522

Accounts payable and accrued liabilities:

Payroll and related expenses	$1,282	$1,290

Sales tax payable	242	244

Accrued lease related impairment loss	1,047	—

Acquisition costs payable	2,000	2,088

Other	693	1,175

	$5,264	$4,797

Depreciation expense for 2001, 2000 and 1999 was $1.5 million, $689,000 and $252,000, respectively.

Additions to intangible assets in 2001 include $1.2 million of internal software development as well as $4.3 million in purchased software. Capitalized purchased software consists of technology that the Company has acquired from third parties and will incorporate into both new and existing products. The Company applies the standards described in Note 1 “Capitalized software development costs” to determine what internal and purchased software development costs are eligible for capitalization.

The activity in the allowance for the doubtful accounts is summarized as follows (in thousands):

	2001	2000	1999

Allowance balance at January 1	$232	$153	$114

Amounts charged to expense	334	137	50

Amounts written off	(372)	(58)	(11)

Allowance balance at December 31	$194	$232	$153

NOTE 5—Lease Related Impairment Loss
During the third quarter of 2001, the Company recorded a provision for an impairment loss of $1.5 million related to office leases in San Francisco and Boston. The impairment loss consists of approximately $1.0 million in contractual obligations under the facilities leases, net of estimated sub-lease income from the projected date of abandonment to the end of the lease term. The remaining $500,000 consists of approximately $336,000 in write-downs to leasehold improvements and other assets attributable to the abandoned space, as well as approximately $164,000 in other expenses related to securing the sublease arrangements.

NOTE 6—Income Taxes
In January 2000, the Company began operating as a C corporation. Prior to that, the Company was an S corporation and, accordingly, was not subject to income tax. The provision for income taxes consists of the following (in thousands):

	2001	2000	1999

Current:

Federal	$1,752	$3,813	$—

State	404	744	82

Foreign	152	17	—

	2,308	4,574	82

Deferred (benefit):

Federal	(637)	(657)	—

State	(472)	(60)	—

	(1,109)	(717)	—

Total provision for income taxes	$1,199	$3,857	$82

The effective tax rates for the years ended  December 31, 2001 and 2000 differ from the applicable U.S. statutory federal income tax rate as follows:

	2001	2000

U.S. statutory federal tax rate	35.0%	35.0%

State taxes, net of federal benefit	5.7	5.8

Amortization of goodwill and other intangible assets	(69.5)	(78.7)

Amortization of deferred stock-based compensation	(76.2)	(66.6)

Tax exempt interest and other permanent differences	(11.8)	(7.3)

Research and development credits	38.9	8.7

Effective tax rate	(77.9)%	(103.1)%

The primary components of the net deferred tax asset are as follows (in thousands):

December 31,	2001	2000

Deferred tax asset:

Net operating losses, federal and state	$3,645	$4,385

Research and other credits	1,067	404

Allowances and accruals	202	(17)

Deferred tax asset	4,914	4,772

Deferred tax liability:

Non-goodwill intangibles	(2,317)	(3,285)

Net deferred tax asset	$2,597	$1,487

At December 31, 2001, the Company had federal and state net operating loss carryforwards (“NOLs”) of approximately $9.5 million. $8.0 million of the NOLs is a result of an acquisition made during the fourth quarter of 2000. These NOLs can be carried forward to offset future taxable income, if any. Embarcadero’s federal and state net operating loss carryforwards expire in 2006 through 2021 if not utilized. Pursuant to the provisions of Section 382 of the Internal Revenue Code, the amount of benefits from NOLs available to the Company may be limited in the event of a cumulative ownership change of more than 50%, as defined, over a three year period.

At December 31, 2001, Embarcadero had federal and state research and development credits of approximately $1.5 million and $900,000, respectively. The federal credits begin to expire in 2020.

NOTE 7—Commitments

Bank Credit Facility
The Company has a $2.0 million revolving credit facility with a bank that bears interest at the prime rate and expires on May 31, 2002. The credit facility requires that the Company maintain various quarterly financial covenants including covenants related to tangible net worth, total liabilities and profitability; the Company was in compliance with all covenants at December 31, 2001. The annual fee to maintain this credit facility is $5,000 and funds drawn from this credit facility can be used for general operating activities. The Company has not drawn on this credit facility; accordingly, as of December 31, 2001, the Company had no amounts outstanding under this credit facility.

Leases
The Company leases office space and equipment under noncancelable operating lease agreements that expire at various dates through 2008. Rent expense for the years ended December 31, 2001, 2000 and 1999 was $2.0 million, $1.2 million and $308,000, respectively. The Company recognizes rent expense on a straight-line basis over the lease period and has accrued for rent expense incurred but not paid. Certain of the Company’s leases have renewal options with renewal terms ranging from one to five years.

Future minimum lease payments under noncancelable operating leases, including lease commitments entered into subsequent to December 31, 2001, are as follows (in thousands):

Year Ended December 31,	Operating Leases

2002	$2,515

2003	2,162

2004	1,613

2005	1,261

2006	1,165

Thereafter	1,711

Total minimum lease payments	$10,427

NOTE 8—Stockholders’ Equity

Public Offering
In April 2000, the Company completed an initial public offering of 4,800,000 of its common stock for net proceeds of $43.0 million. At the time of the offering, all outstanding shares of convertible preferred stock automatically converted into 254,000 shares of common stock. As of December 31, 2001 and 2000 there were 5,000,000 shares of convertible preferred stock authorized at a par value of $0.001 and no shares outstanding.

Common Stock
The common stockholders are entitled to one vote per share. At December 31, 2001 and 2000, there were 60,000,000 shares authorized at a par value of $0.001. At December 31, 2001 the Company had reserved approximately 11,500,000 shares for issuance of common stock under its 1993 Stock Option Plan and its 2000 Non-employee Directors Stock Option Plan.

Treasury Stock
In September 2001, the Company’s board of directors authorized an initial stock repurchase program of up to 1,000,000 shares of its common stock. Depending on market conditions and other factors, repurchases can be made from time to time in the open market and in negotiated transactions, including block transactions, and this program may be discontinued at any time. As of December 31, 2001, the Company had repurchased 219,000 shares at a cost of approximately $1.8 million.

NOTE 9—Stock Option Plans

Amended and Restated Embarcadero Technologies, Inc. 1993 Stock Option Plan
In November 1993, the Company adopted the 1993 Stock Option Plan (the “Plan”). The Plan provides for the granting of stock options to employees and consultants of the Company. Options granted under the Plan may be either incentive stock options or nonqualified stock options. Incentive stock options (“ISO”) may be granted only to Company employees (including officers and directors who are also employees). Nonqualified stock options (“NSO”) may be granted to Company employees and consultants. In February 2000, the Company’s Board of Directors and stockholders approved the amendment and restatement of the 1993 Stock Option Plan. A total of 11,300,000 shares of common stock have been authorized for issuance under the 1993 Stock Option Plan as amended.

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

In 2001, all stock option grants made during the year were at fair market value, which is defined as the closing share price on the day prior to the option grant date.

Activity under the Plan is set forth as follows (in thousands):

	Number Of Options Outstanding	Weighted Average Exercise Price	Aggregate Price

Balances, January 1, 1999	4,587	$0.05	$229

Options granted	2,599	0.85	2,210

Options exercised	(4,337)	0.05	(217)

Options cancelled	(170)	0.23	(39)

Balances, December 31, 1999	2,679	0.81	2,183

Options granted	2,874	15.56	44,710

Options exercised	(692)	1.38	(954)

Options cancelled	(917)	4.70	(4,304)

Balances, December 31, 2000	3,944	10.01	41,635

Options granted	1,119	10.79	12,074

Options exercised	(214)	4.69	(1,004)

Options cancelled	(398)	24.76	(9,854)

Balances, December 31, 2001	4,451	$9.13	$42,851

For financial reporting purposes, the Company has determined that the estimated value of common stock determined in anticipation of the Company’s initial public offering was in excess of the exercise price, which was deemed to be the fair market value as of the dates of grant. In connection with the grants of such options, the Company recorded deferred compensation of approximately $6.8 million in 2000 and $14.2 million in 1999. Deferred stock–based compensation will be amortized over the vesting periods utilizing the multiple option method; approximately $4.4 million was expensed in the year ended December 31, 2001, $9.9 million in 2000 and $4.3 million in 1999.

	Options Outstanding at December 31, 2001			Options Exercisable at December 31, 2001

Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Outstanding	Weighted Average Exercise Price

	(in 000’s)			(in 000’s)

$ 0.05–$ 0.25	1,246	7.31	$0.23	772	$0.23

0.50– 1.50	885	8.01	1.43	287	1.40

5.00– 7.87	824	9.15	6.84	76	5.51

10.63– 24.20	753	8.71	13.19	165	13.39

28.00– 43.00	743	8.78	31.64	184	31.88

	4,451	8.27	$9.13	1,484	$6.09

At December 31, 2001, 2000 and 1999, 1,484,000, 624,000 and 1,221,000 shares were exercisable at weighted average exercise prices of $6.09, $1.69 and $0.27, respectively.

Fair value disclosures
The Company has adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” Had compensation cost for the Company’s stock-based compensation plan been determined based on the fair value at the grant dates for the awards under a method prescribed by SFAS No. 123, the Company’s net income (loss) would have been reduced (increased) to the pro forma amounts indicated below (in thousands, except per share amounts):

Year Ended December 31,	2001	2000	1999

Net income (loss) applicable to common stockholders:

As reported	$(2,740)	$(9,047)	$2,186

Pro forma	(9,363)	(13,356)	2,088

Basic net income (loss) applicable to common stockholders per share:

As reported	(0.10)	(0.36)	0.11

Pro forma	(0.35)	(0.53)	0.11

Diluted net income (loss) applicable to common stockholders per share:

As reported	(0.10)	(0.36)	0.10

Pro forma	(0.35)	(0.53)	0.10

The fair value of each option grant is estimated on the date of grant using the fair value method for 2001 and 2000 and the minimum value method for 1999, using the following weighted average assumptions:

Year Ended December 31,	2001	2000	1999

Risk-free interest rate	4.06%	6.14%	5.00%

Expected life	4 years	4 years	3.5 years

Expected dividends	$—	$—	$—

Volatility	101%	79%	—

The weighted average per share fair value of common stock options granted during 2001, 2000 and 1999 was $6.30, $11.42, and $6.75.

2000 Non-employee Directors Stock Option Plan
In February 2000, the Company’s Board of Directors and stockholders adopted the 2000 Non-employee Directors Stock Option Plan under which directors will automatically be granted options to purchase shares of common stock on their election and on each annual stockholders’ meeting, which began with the annual stockholders’ meeting in 2001.

A total of 200,000 shares of common stock have been authorized for issuance under the 2000 Non-employee Directors Stock Option Plan. As of December 31, 2001, 70,000 shares have been issued.

NOTE 10—Employee Benefit Plans
The Company sponsors a 401(k) defined contribution plan covering all employees. Under the plan, employees are permitted to contribute a portion of gross compensation not to exceed standard limitations provided by the Internal Revenue Service. The Company has not made any contributions under this plan since inception.

NOTE 11—Segment Reporting
Operating segments are components of an enterprise about which separate financial information is available and is regularly evaluated by management, namely the chief decision maker of an organization, in order to make operating and resource allocation decisions. By this definition, Embarcadero operates in one reportable operating segment, the design, development, marketing, sales and support of software for database and application development and management.

The Company’s geographic sales data is based on customer location as defined by the following regions: North America, United Kingdom and Other. The Company’s wholly owned subsidiary, Embarcadero Europe Ltd., transacts all sales in Europe, the Middle East and Africa. Various distributors handle sales in regions outside Europe, the Middle East, Africa and North America.

Revenue and long-lived assets by geographic region are as follows (in thousands):

Year Ended December 31	2001	2000	1999

Revenues:

North America	$42,650	$35,157	$16,800

United Kingdom	4,510	4,820	1,975

Other	4,334	953	77

Total	$51,494	$40,930	$18,852

As of December 31,	2001	2000	1999

Long lived assets:

United States	$22,891	$23,705	$958

United Kingdom	209	116	—

Total	$23,100	$23,821	$958

NOTE 12—Subsequent Event (unaudited)
The consideration for the acquisition of EngineeringPerformance, Inc. in 2000 included a $2.0 million deferred payment payable at the earlier of product completion or December 31, 2001. The $2.0 million payment was made in January 2002.

NOTE 13—Quarterly Results of Operations (unaudited)
The following table sets forth the unaudited, condensed consolidated statements of operations data for the eight quarters ended December 31, 2001. This data has been derived from unaudited consolidated financial statements that have been prepared on the same basis as the audited consolidated financial statements included in this report, and, in the opinion of management, include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the information when read in conjunction with the consolidated financial statements and the related notes included in this report.

	Dec. 31, 2001	Sept. 30, 2001	June 30, 2001	Mar. 31, 2001	Dec. 31, 2000	Sept. 30, 2000	June 30, 2000	Mar. 31, 2000

Condensed Consolidated Statement of Operations Data (unaudited):

Revenues:

License	$6,954	$6,123	$9,793	$9,148	$8,996	$7,640	$6,336	$5,586

Maintenance	5,177	4,950	4,806	4,543	4,120	3,211	2,744	2,297

Total revenues	12,131	11,073	14,599	13,691	13,116	10,851	9,080	7,883

Cost of revenues:

License	195	165	241	173	209	150	186	109

Amortization of acquired technology	202	202	202	202	115	—	—	—

Maintenance	543	520	506	659	436	319	297	326

Total cost of revenues	940	887	949	1,034	760	469	483	435

Gross profit	11,191	10,186	13,650	12,657	12,356	10,382	8,597	7,448

Operating expenses:

Research and development	3,749	3,944	3,521	3,456	3,338	2,867	2,222	1,830

Sales and marketing	4,737	5,374	5,717	5,314	5,168	3,822	3,770	3,445

General and administrative	1,498	1,545	1,736	1,793	1,778	2,085	1,730	3,662

Purchased in-process research and development	—	—	—	—	7,180	—	—	—

Amortization of goodwill and other intangible assets	1,406	1,405	1,405	1,405	815	—	—	—

Lease related impairment loss	—	1,490	—	—	—	—	—	—

Total operating expenses	11,390	13,758	12,379	11,968	18,279	8,774	7,722	8,937

Income (loss) from operations	(199)	(3,572)	1,271	689	(5,923)	1,608	875	(1,489)

Other income, net	217	271	335	204	6	651	498	32

Expenses related to proposed public offering	—	—	—	(350)

Income (loss) before income taxes and share in loss of joint venture and affiliated company	18	(3,301)	1,606	543	(5,917)	2,259	1,373	(1,457)

Provision for income taxes	(252)	887	(1,048)	(786)	115	(1,517)	(1,278)	(1,177)

Income (loss) before share in loss of joint venture and affiliated company	(234)	(2,414)	558	(243)	(5,802)	742	95	(2,634)

Share in loss of joint venture and affiliated company	(407)	—	—	—	—	(65)	(115)	(50)

Net income (loss)	(641)	(2,414)	558	(243)	(5,802)	677	(20)	(2,684)

Deemed preferred stock dividend	—	—	—	—	—	—	—	(1,218)

Net income (loss) applicable to common stockholders	$(641)	$(2,414)	$558	$(243)	$(5,802)	$677	$(20)	$(3,902)

Net income (loss) applicable to common stockholders per share:

Basic	$(0.02)	$(0.09)	$0.02	$(0.01)	$(0.22)	$0.03	$0.00	$(0.18)

Diluted	$(0.02)	$(0.09)	$0.02	$(0.01)	$(0.22)	$0.02	$0.00	$(0.18)

Shares used in per share calculation:

Basic	26,946	27,130	27,085	27,013	26,853	26,613	25,181	21,218

Diluted	26,946	27,130	29,588	27,013	26,853	28,011	25,181	21,218

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

PART III

Item 10.	Directors and Executive Officers of the Registrant

Incorporated by reference from the information in the Company’s proxy statement for the 2002 Annual Meeting of Stockholders that we will file with the Securities and Exchange Commission within 120 days of the end of the fiscal year to which this report relates.

Item 11.	Executive Compensation

Incorporated by reference from the information in the Company’s proxy statement for the 2002 Annual Meeting of Stockholders that we will file with the Securities and Exchange Commission within 120 days of the end of the fiscal year to which this report relates.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

Incorporated by reference from the information in the Company’s proxy statement for the 2002 Annual Meeting of Stockholders that we will file with the Securities and Exchange Commission within 120 days of the end of the fiscal year to which this report relates.

Item 13.	Certain Relationships and Related Transactions

Incorporated by reference from the information in the Company’s proxy statement for the 2002 Annual Meeting of Stockholders that we will file with the Securities and Exchange Commission within 120 days of the end of the fiscal year to which this report relates.

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

3.1(2)	Amended and Restated Certificate of Incorporation (Exhibit 3.2).

3.2(2)	Amended and Restated Bylaws (Exhibit 3.4).

4.1(2)	Specimen Common Stock Certificate.

4.2(3)	Form of Lock-Up Agreement between Embarcadero Technologies, Inc. and certain stockholders, as amended.

10.1*(3)	Amended and Restated 1993 Stock Option Plan, as amended through October 12, 2000.

10.2*(2)	2000 Nonemployee Directors Stock Option Plan.

10.3(2)	Form of Indemnification Agreement.

10.4(2)	Office Lease between Metropolitan Life Insurance Company and Embarcadero Technologies, Inc. dated April 23, 1999, as amended.

10.5(2)	Lease Agreement between NewCon Software, Inc. and Embarcadero Technologies, Inc., dated as of August 1, 1999.

10.6(2)	Lease between Wallace J. Getz and Embarcadero Technologies, Inc., dated as of December 6, 1999.

10.7*(2)	Employment Offer Letter to Raj P. Sabhlok dated January 24, 2000 (Exhibit 10.8).

10.8*(2)	Employment Offer Letter to Walter F. Scott III dated December 31, 1999 (Exhibit 10.9).

Exhibit Number	Description of Document

10.9*(2)	Separation Agreement and General Release with Stuart Browning dated February 1, 2000 (Exhibit 10.10).

10.10(2)	Bank Loan Agreement between Embarcadero Technologies, Inc. and Union Bank of California, dated as of March 27, 2000 (Exhibit 10.12).

10.11(3)	Lease Agreement between Burger Investments F.L.P. and Advanced Software Technologies, Inc., dated June 4, 1998 (Exhibit 10.13).

10.12(4)	Lease, dated as of November 15, 2000, between Forty-Five Fremont Associates and Embarcadero Technologies, Inc (Exhibit 10.14).

10.13	DB Software Solutions, LLC Operating Agreement, dated September 27, 2001.

21.1	List of Subsidiaries

23.1	Consent of PricewaterhouseCoopers LLP, independent accountants.

24.1	Power of Attorney (reference is made to the signature page).

*	Management contract or compensatory plan or arrangement.
(1)	Incorporated by reference to the corresponding or indicated exhibit to Embarcadero’s Form 8-K (File No. 000-30293), as filed November 22, 2000.
(2)	Incorporated by reference to the corresponding or indicated exhibit to Embarcadero’s Registration Statement on Form S-1, as amended (File No. 333-30805) and declared effective on April 19, 2000.
(3)	Incorporated by reference to the corresponding or indicated exhibit to Embarcadero’s Registration Statement on Form S-1 (File No. 333-55730), as filed on February 15, 2001.
(4)	Incorporated by reference to the corresponding or indicated exhibit to Embarcadero’s Annual Report on Form 10-k (File No. 000-30293), as filed on March 20, 2001.

(c)  Reports on Form 8-K

None.

(d)  Financial Statement Schedule

Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto.

SIGNATURES
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in San Francisco, California, on the 26th day of March 2002.

EMBARCADERO TECHNOLOGIES, INC.
By:/s/	RAJ SABHLOK Raj Sabhlok Senior Vice President of Finance and Corporate Development

Date: March 26, 2002

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed by the following persons in the capacities and on the dates indicated:

Signature		Title	Date

/s/	STEPHEN R. WONG Stephen R. Wong	Chairman, President and Chief Executive Officer (Principal Executive Officer)	March 26, 2002

/s/	RAJ P. SABHLOK Raj P. Sabhlok	Senior Vice President and Chief Financial Officer	March 26, 2002

/s/	TIMOTHY C.K. CHOU Timothy C.K. Chou	Director	March 26, 2002

/s/	FRANK J. POLESTRA Frank J. Polestra	Director	March 26, 2002

/s/	MICHAEL J. ROBERTS Michael J. Roberts	Director	March 26, 2002

/s/	DENNIS J. WONG Dennis J. Wong	Director	March 26, 2002