Form 10-Q
period 2002-03-31
EMBARCADERO TECHNOLOGIES INC
filed 2002-05-14
CIK 1107112

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002.

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

The number of shares outstanding of the Registrant’s Common Stock as of March 31, 2002 was 27,224,397.

EMBARCADERO TECHNOLOGIES, INC.

PART I

FINANCIAL INFORMATION

ITE M 1.    FINANCIAL STATEMENTS

EMBARCADERO TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)
(unaudited)

	March 31, 2002	December 31, 2001
ASSETS
Current Assets:
Cash and cash equivalents	$24,174	$23,371
Short-term investments	15,195	16,532
Trade accounts receivable, net	7,281	6,221
Prepaid expenses and other current assets	1,632	1,711

Total current assets	48,282	47,835
Property and equipment, net	4,160	3,766
Goodwill and other intangible assets, net	18,795	19,334
Deferred income taxes	4,914	4,914
Other assets	456	313

Total assets	$76,607	$76,162

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$3,293	$5,264
Deferred revenue	9,723	9,099
Deferred income taxes	2,317	2,317

Total current liabilities	15,333	16,680
Stockholders’ Equity:
Common stock, $0.001 par value	27	27
Treasury stock	(1,781)	(1,781)
Additional paid-in capital	74,704	74,220
Accumulated other comprehensive income	92	116
Deferred stock-based compensation	(1,852)	(2,531)
Accumulated deficit	(9,916)	(10,569)

Total stockholders’ equity	61,274	59,482

Total liabilities and stockholders’ equity	$76,607	$76,162

The accompanying notes are an integral part of these condensed consolidated financial statements.

EMBARCADERO TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2002	2001

Revenues:
License	$7,096	$9,148
Maintenance	5,406	4,543

Total revenues	12,502	13,691
Cost of revenues:
License:
License, other	129	173
Amortization of acquired technology	269	202

Total license	398	375

Maintenance:
Maintenance, other	625	655
Non-cash stock-based compensation	1	4

Total maintenance	626	659

Total cost of revenues	1,024	1,034

Gross profit	11,478	12,657

Operating expenses:
Research and development:
Research and development, other	3,717	3,411
Non-cash stock-based compensation	13	45

Total research and development	3,730	3,456

Sales and marketing:
Sales and marketing, other	4,625	4,822
Non-cash stock-based compensation	250	492

Total sales and marketing	4,875	5,314

General and administrative:
General and administrative, other	924	949
Non-cash stock-based compensation	417	844

Total general and administrative	1,341	1,793

Amortization of goodwill and other intangible assets	385	1,405

Total operating expenses	10,331	11,968

Income from operations	1,147	689
Interest income	176	364
Other expenses	—	(160)
Expenses related to proposed public offering	—	(350)

Income before provision for income taxes and share in loss of joint venture	1,323	543
Provision for income taxes	(370)	(786)

Income (loss) before share in loss of joint venture	953	(243)
Share in loss of joint venture, net	(300)	—

Net income (loss)	$653	$(243)

Net income (loss) per share:
Basic	$0.02	$(0.01)

Diluted	$0.02	$(0.01)

Weighted average shares used in per share calculation:
Basic	27,132	27,013

Diluted	29,639	27,013

The accompanying notes are an integral part of these condensed consolidated financial statements.

EMBARCADERO TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2002	2001
Cash Flows from Operating Activities:
Net income (loss)	$653	$(243)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	481	329
Provision for doubtful accounts	143	(59)
Amortization of goodwill and other intangible assets	699	1,607
Amortization of deferred stock-based compensation	679	1,385
Share in loss of joint venture	417	—
Changes in assets and liabilities:
Trade accounts receivable	(1,203)	660
Prepaid expenses and other current assets	19	1,747
Deferred income taxes, net	—	(179)
Accounts payable and accrued liabilities	29	(187)
Deferred revenue	624	581
Other assets	—	(100)

Net cash provided by operating activities	2,541	5,541

Cash Flows from Investing Activities:
Sales and maturities of investments	1,337	—
Purchase of property and equipment	(875)	(594)
Technology acquired and developed	(160)	(2,177)
Deferred payment in connection with acquisition of subsidiary	(2,000)	—
Investment in joint venture	(500)	—

Net cash used in investing activities	(2,198)	(2,771)

Cash Flows from Financing Activities:
Proceeds from exercise of stock options	484	261

Net cash provided by financing activities	484	261

Effect of exchange rate changes on cash	(24)	—
Net increase in cash and cash equivalents	803	3,031
Cash and cash equivalents at beginning of period	23,371	34,745

Cash and cash equivalents at end of period	$24,174	$37,776

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

The accompanying unaudited condensed consolidated financial statements reflect all adjustments, which, in the opinion of the Company, are necessary for a fair presentation of the results for the interim periods presented. All such adjustments are normal recurring adjustments. These financial statements have been prepared in accordance with generally accepted accounting principles related to interim financial statements and the applicable rules of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The balance sheet at December 31, 2001 was derived from audited financial statements, but it does not include all disclosures required by generally accepted accounting principles.

The financial statements and related disclosures have been prepared with the presumption that users of the interim financial information have read or have access to the audited financial statements for the preceding fiscal year. Accordingly, these financial statements should be read in conjunction with the audited financial statements and the related notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, filed on March 26, 2002.

Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2002 or for any future period. Further, the preparation of condensed consolidated financial statements requires management to make estimates and assumptions that affect the recorded amounts reported therein. A change in facts or circumstances surrounding the estimates could result in a change to the estimates and impact future operating results.

EMBARCADERO TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

NOTE 2—COMPREHENSIVE INCOME (LOSS)

Other comprehensive income (loss) consists of foreign currency translation adjustments during the period. For the three months ended March 31, 2002, other comprehensive loss amounted to approximately $24,000 and accumulated other comprehensive income was $92,000 at March 31, 2002. No such amounts existed as of March 31, 2001.

The components of comprehensive income (loss) are as follows (in thousands):

	Three Months Ended March 31,
	2002	2001
	(unaudited)
Net income (loss)	$653	$(243)
Foreign currency translation adjustments	(24)	—

Comprehensive income (loss)	$629	$(243)

NOTE 3—EARNINGS PER SHARE

Basic net income (loss) per common share excludes the effect of potentially dilutive securities and is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted net income (loss) per share reflects the potential dilution of securities by including stock options in the weighted average number of common shares outstanding for a period, if dilutive. For the three months ended March 31, 2002, based on net income of $653,000 and weighted average share count of 27.1 million, net income per share, basic, was $0.02. For the same period, the inclusion of 2.5 million dilutive common stock options increased the weighted average share count to 29.6 million but did not change net income per share, as net income per share, diluted, was $0.02. Due to a loss in 2001, there was no effect of dilutive common stock option shares on earnings per share.

For the three months ended March 31, 2002 and 2001, anti-dilutive common stock options of 1.8 million and 3.9 million, respectively, were not included in the net income (loss) per share calculation.

NOTE 4—CHANGES IN ACCOUNTING FOR BUSINESS COMBINATIONS, GOODWILL AND OTHER INTANGIBLE ASSETS

In July 2001, the FASB issued SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 provides specific criteria for determining which intangible assets acquired in a business combination should be reported separately from goodwill. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB No. 17, “Intangible Assets.” It changes the accounting for goodwill from an amortization method to an impairment only approach. This pronouncement also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives and reviewed for impairment in accordance with SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and For Long-Lived Assets to be Disposed of.”

EMBARCADERO TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

The Company adopted the provisions of SFAS No. 141 and SFAS No. 142 effective January 1, 2002. As of January 1, 2002, $2.1 million of intangible assets related to workforce, net of accumulated amortization of $1.4 million, were reclassified to goodwill. As a result, approximately $10.4 million of remaining goodwill, net will no longer be amortized but will be tested annually for impairment in accordance with the requirements of SFAS No. 142. The Company performed its annual impairment test in January 2002, showing no impairment of goodwill. As such, there was no write down of the goodwill balance.

As required by SFAS No. 142, the results for the prior year’s quarter have not been restated. A reconciliation of reported net income (loss) and earnings (loss) per share as if SFAS No. 142 had been adopted is presented as follows:

	Three Months Ended March 31,
	2002	2001
	(unaudited)
Net income (loss)	$653	$(243)
Goodwill amortization	—	1,020

Adjusted net income	$653	$777

Basic and diluted earnings (loss) per share	$0.02	$(0.01)
Goodwill amortization	—	0.03

Adjusted diluted earnings per share	$0.02	$0.02

NOTE 5—SEGMENT REPORTING

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

EMBARCADERO TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

Revenue and long-lived assets by geographic region are as follows (in thousands):

	Three Months Ended March 31,
Geographic Region	2002	2001
	(unaudited)
Revenues:
North America	$9,849	$11,636
United Kingdom	1,019	1,111
Other	1,634	944

Total	$12,502	$13,691

	As of March 31,
	2002	2001
	(unaudited)
Long lived assets:
North America	$22,735	$22,940
United Kingdom	220	160

Total	$22,955	$23,100

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes included in this Form 10-Q, and with our management’s discussion and analysis included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, filed on March 26, 2002.

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentage relationship of certain items from the Company’s condensed consolidated statements of operations to total revenues:

	Three Months Ended March 31,
	2002	2001
Revenues:
License	56.8%	66.8%
Maintenance	43.2	33.2

Total revenues	100.0	100.0
Cost of revenues:
License:
License, other	1.0	1.3
Amortization of acquired technology	2.2	1.5

Total license	3.2	2.8

Maintenance:
Maintenance, other	5.0	4.8
Non-cash stock-based compensation	—	—

Total maintenance	5.0	4.8

Total cost of revenues	8.2	7.6

Gross profit	91.8	92.4

Operating expenses:
Research and development:
Research and development, other	29.7	24.9
Non-cash stock-based compensation	0.1	0.3

Total research and development	29.8	25.2

Sales and marketing:
Sales and marketing, other	37.0	35.2
Non-cash stock-based compensation	2.0	3.6

Total sales and marketing	39.0	38.8

General and administrative:
General and administrative, other	7.4	6.9
Non-cash stock-based compensation	3.3	6.2

Total general and administrative	10.7	13.1

Amortization of goodwill and other intangible assets	3.1	10.3

Total operating expenses	82.6	87.4

Income from operations	9.2	5.0
Interest income	1.4	2.7
Other expenses	—	(1.2)
Expenses related to proposed public offering	—	(2.6)

Income before provision for income taxes and share in loss of joint venture	10.6	3.9
Provision for income taxes	(3.0)	(5.7)

Income (loss) before share in loss of joint venture	7.6	(1.8)
Share in loss of joint venture, net	(2.4)	—

Net income (loss)	5.2%	(1.8)%

Three Months Ended March 31, 2002 and March 31, 2001

Revenues

	Three Months Ended March 31,
	2002	2001
	(in thousands)
Revenues:
License	$7,096	$9,148
Maintenance	5,406	4,543

Total revenues	$12,502	$13,691

Total Revenues.    Total revenues were $12.5 million and $13.7 million for the three months ended March 31, 2002 and 2001, respectively, representing a decrease of 8.7% from 2001 to 2002.

License.    License revenues were $7.1 million and $9.1 million for the three months ended March 31, 2002 and 2001, respectively, representing a decrease of 22.4% from 2001 to 2002. The decrease in new license revenues was due to unfavorable changes in macro-economic conditions and the resulting impact on information technology related spending.

Maintenance.    Maintenance revenues were $5.4 million and $4.5 million for the three months ended March 31, 2002 and 2001 respectively, representing an increase of 19.0% from 2001 to 2002. The increase was due to the cumulative increase in the number of licenses sold and a corresponding increase in our customer base and maintenance renewals.

Cost of Revenues

	Three Months Ended March 31,
	2002	2001
	(in thousands)
Cost of revenues:
License:
License, other	$129	$173
Amortization of acquired technology	269	202

Total license	398	375

Maintenance:
Maintenance, other	625	655
Non-cash stock-based compensation	1	4

Total maintenance	626	659

Total cost of revenues	$1,024	$1,034

License.    Cost of license revenues consists primarily of amortization of acquired technology, royalties, product media and packaging, shipping fees, duplication expenses and amortization of capitalized research and development expenses. Cost of license revenues was $398,000 and $375,000 for the three months ended March 31, 2002 and 2001, respectively, representing an increase of 6.1% from 2001 to 2002. Excluding amortization of acquired technology, cost of license revenues decreased 25.4% from 2001 to 2002. The decrease in absolute dollars from 2001 to 2002 correlates to the decrease in license revenue. Cost of license revenues represented 5.6% and 4.1% of license revenues in the first three months of 2002 and 2001, respectively. Excluding amortization of acquired technology, cost of license, as a percentage of license revenue, was 1.8% and 1.9% in the first three months of 2002 and 2001, respectively. Cost of license revenues as a percentage of license revenues may vary in the future depending on the mix of internally developed versus externally licensed products and product components.

Maintenance.    Cost of maintenance revenues consists primarily of customer support personnel and related expenses, including payroll, employee benefits and non-cash stock-based compensation. Cost of maintenance revenues was $626,000 and $659,000 for the three months ended March 31, 2002 and 2001, respectively, representing a decrease of 5.0% from 2001 to 2002. Cost of maintenance revenues represented 11.6% and 14.5% of maintenance revenues in the three months ended March 31, 2002 and 2001, respectively. The decrease in cost of maintenance as a percentage of related revenues from 2001 to 2002 was due to greater efficiencies of scale from the support organization.

Operating Expenses

Research and Development

	Three Months Ended March 31,
	2002	2001
	(in thousands)
Research and development:
Research and development, other	$3,717	$3,411
Non-cash stock-based compensation	13	45

Total research and development	$3,730	$3,456

Research and development expenses consist primarily of personnel and related expenses, including payroll, employee benefits and non-cash stock-based compensation, as well as payments made to outside software development contractors. Research and development expenses were $3.7 million and $3.5 million for the three months ended March 31, 2002 and 2001, respectively, representing an increase of 7.9% from 2001 to 2002. As a percentage of total revenues, research and development expenses were 29.8% and 25.2% in the first three months of 2002 and 2001, respectively. The increase in absolute dollars and as a percentage of revenue from 2001 to 2002 was primarily due to an increase in research and development headcount and related expenses. We expect research and development expenses to increase in absolute dollars in future periods as additional development personnel are hired and as we expand our product development activities.

Sales and Marketing

	Three Months Ended March 31,
	2002	2001
	(in thousands)
Sales and marketing:
Sales and marketing, other	$4,625	$4,822
Non-cash stock-based compensation	250	492

Total sales and marketing	$4,875	$5,314

Sales and marketing expenses consist primarily of salaries, commissions earned by sales personnel,  non-cash stock-based compensation, trade shows, travel and other marketing communication costs, such as advertising and other marketing programs. Sales and marketing expenses were $4.9 million and $5.3 million for the three months ended March 31, 2002 and 2001, respectively, representing a decrease of 8.3% from 2000 to 2001. The decrease in absolute dollars from 2001 to 2002 was due to a reduction in discretionary marketing spending in 2002 due to the economic environment and in keeping with the lower license revenue in 2002 as compared to 2001. As a percentage of total revenues, sales and marketing expenses were 39.0% and 38.8% in the first three months of 2002 and 2001, respectively. Excluding non-cash stock-based compensation, as a percentage of total revenues, sales and marketing expenses were 37.0% and 35.2% in the first three months of 2002 and 2001, respectively. We plan to continue to invest resources to expand our selling efforts and to execute marketing programs that build the awareness and brand equity of our products. As a result of this, in addition to expected increases in commissions expense due to projected revenue growth, we expect sales and marketing expenses to increase in absolute dollars in future periods.

General and Administrative

	Three Months Ended March 31,
	2002	2001
	(in thousands)
General and administrative:
General and administrative, other	$924	$949
Non-cash stock-based compensation	417	844

Total general and administrative	$1,341	$1,793

General and administrative expenses consist primarily of non-cash stock-based compensation, salaries and related personnel expenses and general operating expenses. General and administrative expenses were $1.3 million and $1.8 million for the three months ended March 31, 2002 and 2001, respectively, representing a decrease of 25.2% from 2001 to 2002. As a percentage of total revenues, general and administrative expenses were 10.7% and 13.1% in the first three months of 2002 and 2001, respectively. Excluding non-cash stock based compensation, general and administrative expenses as a percentage of total revenues were 7.4% and 6.9% in the first three months of 2002 and 2001, respectively. The increase as a percentage of total revenues was due to the decrease in revenue in 2002; general and administrative expenses in absolute dollars, excluding non-cash stock-based compensation, were consistent year-to-year. We expect other general and administrative expenses to increase in absolute dollars in the future as we expand our administrative staff and facilities to support larger operations.

Amortization of Goodwill and Other Intangible Assets.    In connection with the acquisitions of Advanced Software Technologies, Inc., EngineeringPerformance, Inc., and the remaining 56% of Embarcadero Europe Ltd., we recorded $21.4 million of goodwill and other intangible assets in the fourth quarter of 2000. The total amortization expense related to these costs was approximately $600,000 and $1.6 million in the first three months of 2002 and 2001, respectively. For the three months ended March 31, 2002 and 2001, approximately $200,000 of this amortization expense in each of these periods was recorded as cost of license revenue and the remaining $400,000 and $1.4 million, respectively, of expense was recorded as an operating expense. The decrease in amortization expense was due to adoption of SFAS No. 142, which required us to cease goodwill amortization except in cases of impairment (see discussion in Note 4 to the financial statements). Other intangible assets, those with identifiable lives, will continue to be amortized over their useful lives, ranging from 2 to 4 years.

Provision for Income Taxes.    Provision for income taxes was $370,000 and $786,000 for the three months ended March 31, 2002 and 2001, respectively. The decrease in the provision for income taxes is due to an increase in projected tax credits for 2002 as well as the effects of a reduction in amortization of goodwill and deferred compensation expenses in 2002 compared to 2001.

Share in Loss of Joint Venture.    In September 2001, we formed a joint venture with Aztec Software, Inc. (“Aztec”), a California corporation and wholly owned subsidiary of Aztec Software and Technology Services Limited, an Indian software development company publicly traded on the Bombay stock exchange. The joint venture was established to pursue new product initiatives that fall outside of our and Aztec’s existing product offerings. In accordance with the terms of the agreement, Embarcadero and Aztec have each contributed $1.0 million to the venture. We account for this venture under the equity method of accounting. For our fifty percent share in the loss of the venture in the three months ended March 31, 2002, we recorded $300,000 (net of taxes of $117,000) as a loss from joint venture, net on our consolidated statement of operations. The future amount of income or loss recorded from the venture cannot currently be estimated. There can be no assurances that we will realize any income from our investment in this entity.

LIQUIDITY AND CAPITAL RESOURCES

We have funded our business to date from cash generated by our operations and financings. In April 2000, we completed our initial public offering of common stock, generating net proceeds to us of approximately $43.0 million. As of March 31, 2002, we had cash, cash equivalents and short-term investments of $39.4 million.

Net cash provided by operating activities was $2.5 million and $5.5 million for the three months ended March 31, 2002 and 2001, respectively. The decrease from 2001 to 2002 was primarily due to changes in operating assets and liabilities and decreases in non-cash deferred stock-based compensation and amortization expenses, partially offset by an increase in net income and the share in loss of joint venture in 2002.

Net cash used in investing activities was $2.2 million and $2.8 million for the three months ended March 31, 2002 and 2001, respectively. In both quarters, cash used in investing activities was related to purchases of property and equipment. In the three months ended March 31, 2001, $2.2 million was used to acquire technology. In the three months ended March 31, 2002, a $2.0 million previously deferred payment was made in connection with an acquisition completed in 2000, $1.3 million, net was provided by sales and maturities of investments and $500,000 was invested in a joint venture.

Net cash provided by financing activities came from the exercise of stock options under the Company’s stock option plan and was $484,000 and $261,000 in the three months ended March 31, 2002 and 2001, respectively.

We have a $2.0 million revolving credit facility with a bank that bears interest at the prime rate and expires on May 31, 2002. The credit facility requires that the Company maintain various quarterly financial covenants including covenants related to tangible net worth, total liabilities and profitability; we were in compliance with all covenants at March 31, 2002. The annual fee to maintain this credit facility is $5,000 and funds drawn from this credit facility can be used for general operating activities. We have not drawn on this credit facility; accordingly, as of March 31, 2002, we had no amounts outstanding under this credit facility.

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

A large portion of our revenues currently comes from sales of our DBArtisan product. For the three months ended March 31, 2002 and the years ended December 31, 2001, 2000 and 1999, DBArtisan accounted for approximately 45.3%, 38.7%, 46.6% and 48.3%, respectively, of our domestic license revenues. We expect that sales of DBArtisan will continue to represent a substantial portion of our license revenues for the foreseeable future.

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

In the past two years, large sales of our products and maintenance to individual customers have increased. These large sales typically involve sales cycles between 6 and 12 months, which is considerably longer than our historical sales cycle. This lengthy sales cycle is due to the need to educate and convince prospective customers of the value of our products and to gain approval from a variety of constituencies within a prospective customer, including key management personnel. The timing of our revenues has become more difficult to forecast because of this lengthy sales cycle for large sales. We may expend substantial funds and effort to negotiate these sales with prospective customers but then be delayed in concluding, or be unable to conclude, sales of our products and maintenance. Any delay in, or failure to complete, sales in a particular period would reduce our revenues in that period as well as in subsequent periods over which revenues for the sale may be recognized. If our sales cycle unexpectedly lengthens in general or for one or more large sales, it could negatively affect the timing of our revenues and our revenue growth and may cause our revenues and operating results to vary significantly from period to period. If we were to experience a delay on a large order, it could harm our ability to meet our forecasts for a given period.

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

We have recently experienced a period of expansion in our operations, both through internal growth as well as through acquisitions of companies in the United Kingdom, Colorado and Canada. This growth has placed, and will continue to place, a strain on our management, administrative, operational and financial infrastructure and we may not be able to effectively manage our growth in the future. To support our expanding operations, we have increased the number of our full-time employees from 105 as of December 31, 1999 to 268 as of December 31, 2000, 286 as of December 31, 2001 and 287 at March 31, 2002. We expect to hire additional employees to manage our expanding operations. Our ability to manage growth requires that we continue to improve our operational, financial and management controls and procedures. If we are unable to manage this growth effectively, our rate of growth and our income may decline.

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

We may make strategic acquisitions of companies, products or technologies as necessary in order to implement our business strategy. If we make acquisitions and are unable to successfully integrate them with our existing operations, we may not receive the intended benefits of such acquisitions and the revenue and operating results of the combined company may decline. Any acquisition may temporarily disrupt our operations and divert management’s attention from day-to-day operations. In addition, acquisitions may subject us to unanticipated liabilities or risks.

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

We adopted SFAS No. 142 on January 1, 2002 and, as a result, we have ceased amortization of goodwill. Going forward, we will be required to test our goodwill for impairment on an annual basis or in the event of a significant change in our business. We performed this test in January 2002 and determined that, at that time, there had been no impairment in goodwill. At March 31, 2002 our net goodwill totaled $10.3 million. In the future, if we determine that this goodwill has been impaired, we will be required to take a non-recurring charge to write down this asset, which would adversely affect our earnings.

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

The market for our products is highly competitive, dynamic and subject to rapidly changing technology. We compete primarily against other providers of application design and database management utilities, which include Computer Associates, Quest Software, BMC Software, Rational Software and other independent software vendors. Our products also compete with products offered by database software manufacturers, including Oracle, Microsoft, Sybase and IBM. Some of these competing products are provided at no charge to their customers. We expect that companies such as Oracle, Microsoft, Sybase and IBM will continue to develop and incorporate into their products applications which compete with our products and may take advantage of their substantial technical, financial, marketing and distribution resources in those efforts. We may not be able to compete effectively with those products or efforts, which could significantly harm our business and operating results.

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

Our executive officers and directors, in the aggregate, beneficially 34.3% of our outstanding common stock as of March 31, 2002. These stockholders, if acting together, can influence significantly all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our exposure to market risk for changes in interest rates primarily relates to our investment portfolio, which at March 31, 2002 included fixed-income securities with a fair value of approximately $15.2 million. The values of these securities are likely to decline if interest rates increase. However, due to the short maturities of our investments, an immediate 10 percent change in interest rates is not expected to have a material effect on our near-term financial condition or results of operations.

Foreign Exchange Risk

Our operations are conducted primarily in the United States and are denominated in United States dollars. A small but growing portion of our sales originate through our European subsidiary and are denominated in Pounds Sterling. From time to time, we enter into forward exchange contracts to hedge our European balance sheet. Gains and losses on these contracts are generally recognized in the consolidated statement of operations at the time that the related transactions being hedged are recognized. Because the effect of movements in currency exchange rates on forward exchange contracts generally offset the related effect on the underlying items being hedged, use of these instruments is not expected to subject the Company to risks that would otherwise result from changes in currency exchange rates. We do not use derivative financial instruments for trading or speculative purposes. The Company did not enter into any forward exchange contacts in the three months ended March 31, 2002. Net foreign currency gain and loss did not have a material effect on our results of operations in the three months ended March 31, 2002 or 2001.

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

PART II

OTHER INFORMATION

ITE M 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:

None

(b)	Reports on Form 8-K:

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EMBARCADERO TECHNOLOGIES, INC.

By:	/s/ RAJ SABHLOK
Raj Sabhlok
Chief Financial Officer and Senior Vice President of Corporate Development

Date: May 14, 2002