Form 10-Q
period 2002-06-30
EMBARCADERO TECHNOLOGIES INC
filed 2002-08-13
CIK 1107112

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File Number 000-30293

EMBARCADERO TECHNOLOGIES, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	68-0310015
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

425 MARKET STREET, SUITE 425
SAN FRANCISCO, CA 94105
(415) 834-3131
(Address of principal executive offices)

         Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

         The number of shares outstanding of the Registrant’s Common Stock as of June 30, 2002 was 27,217,614.

EMBARCADERO TECHNOLOGIES, INC.

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EMBARCADERO TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)
(unaudited)

	June 30,	December 31,
	2002	2001

ASSETS
Current Assets:
Cash and cash equivalents	$26,740	$23,371
Short-term investments	14,991	16,532
Trade accounts receivable, net	6,611	6,221
Prepaid expenses and other current assets	2,173	1,711

Total current assets	50,515	47,835
Property and equipment, net	4,330	3,766
Goodwill and other intangible assets, net	18,090	19,334
Deferred income taxes	4,914	4,914
Other assets	280	313

Total assets	$78,129	$76,162

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable and accrued liabilities	$3,501	$5,264
Deferred revenue	10,620	9,099
Deferred income taxes	2,317	2,317

Total current liabilities	16,438	16,680

Stockholders’ Equity:
Common stock, $0.001 par value	27	27
Treasury stock	(1,883)	(1,781)
Additional paid-in capital	74,724	74,220
Accumulated other comprehensive income	156	116
Deferred stock-based compensation	(1,295)	(2,531)
Accumulated deficit	(10,038)	(10,569)

Total stockholders’ equity	61,691	59,482

Total liabilities and stockholders’ equity	$78,129	$76,162

The accompanying notes are an integral part of these condensed consolidated financial statements.

EMBARCADERO TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Revenues:
License	$6,516	$9,793	$13,612	$18,941
Maintenance	5,403	4,806	10,809	9,349

Total revenues	11,919	14,599	24,421	28,290

Cost of revenues:
License:
License, other	155	241	284	414
Amortization of acquired technology	405	202	674	404

Total license	560	443	958	818

Maintenance:
Maintenance, other	523	503	1,148	1,158
Non-cash stock-based compensation	1	3	2	7

Total maintenance	524	506	1,150	1,165

Total cost of revenues	1,084	949	2,108	1,983

Gross profit	10,835	13,650	22,313	26,307

Operating expenses:
Research and development:
Research and development, other	3,552	3,485	7,269	6,896
Purchased research and development	1,100	—	1,100	—
Non-cash stock-based compensation	8	36	21	81

Total research and development	4,660	3,521	8,390	6,977

Sales and marketing:
Sales and marketing, other	4,411	5,302	9,036	10,124
Non-cash stock-based compensation	208	415	458	907

Total sales and marketing	4,619	5,717	9,494	11,031

General and administrative:
General and administrative, other	1,070	1,024	1,994	1,973
Non-cash stock-based compensation	338	712	755	1,556

Total general and administrative	1,408	1,736	2,749	3,529

Amortization of goodwill and other intangible assets	385	1,405	770	2,810

Total operating expenses	11,072	12,379	21,403	24,347

Income (loss) from operations	(237)	1,271	910	1,960
Interest income	180	342	356	706
Other expenses	–	(7)	–	(167)
Expenses related to proposed public offering	–	–	–	(350)

Income (loss) before benefit from (provision for) income taxes and share in
loss of joint venture.	(57)	1,606	1,266	2,149
Benefit from (provision for) income taxes	58	(1,048)	(312)	(1,834)

Income before share in loss of joint venture	1	558	954	315
Share in loss of joint venture, net	(123)	–	(423)	–

Net income (loss)	$(122)	$558	$531	$315

Net income (loss) per share:
Basic	$0.00	$0.02	$0.02	$0.01

Diluted	$0.00	$0.02	$0.02	$0.01

Weighted average shares used in per share calculation:
Basic	27,225	27,085	27,180	27,050

Diluted	27,225	29,588	29,383	29,660

The accompanying notes are an integral part of these condensed consolidated financial statements.

EMBARCADERO TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended
	June 30,

	2002	2001

Cash Flows from Operating Activities:
Net income	$531	$315
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,000	873
Provision for doubtful accounts	243	20
Amortization of goodwill and other intangible assets	1,534	3,214
Amortization of deferred stock-based compensation	1,236	2,551
Share in loss of joint venture	577	–
Changes in assets and liabilities:
Trade accounts receivable	(633)	(292)
Prepaid expenses and other assets	(506)	1,461
Deferred income taxes, net	–	(489)
Accounts payable and accrued liabilities	237	959
Deferred revenue	1,521	1,212

Net cash provided by operating activities	5,740	9,824

Cash Flows from Investing Activities:
Sales and maturities of investments	1,541	–

Purchase of property and equipment	(1,564)	(1,187)
Technology acquired and developed	(290)	(3,075)
Deferred payment in connection with acquisition of subsidiary	(2,000)	–
Investment in joint venture	(500)	–

Net cash used in investing activities	(2,813)	(4,262)

Cash Flows from Financing Activities:
Proceeds from exercise of stock options	504	677
Payments for repurchase of common stock	(102)	–

Net cash provided by financing activities	402	677

Effect of exchange rate changes on cash	40	–
Net increase in cash and cash equivalents	3,369	6,239
Cash and cash equivalents at beginning of period	23,371	34,745

Cash and cash equivalents at end of period	$26,740	$40,984

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

         Operating results for the three and six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2002 or for any future period. Further, the preparation of condensed consolidated financial statements requires management to make estimates and assumptions that affect the recorded amounts reported therein. A change in facts or circumstances surrounding the estimates could result in a change to the estimates and impact future operating results.

EMBARCADERO TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

NOTE 2—COMPREHENSIVE INCOME (LOSS)

       Other comprehensive income (loss) consists of foreign currency translation adjustments during the period. For the three and six months ended June 30, 2002, other comprehensive income amounted to approximately $64,000 and $40,000, respectively, and accumulated other comprehensive income was $156,000 at June 30, 2002. No such amounts existed as of June 30, 2001.

       The components of comprehensive income (loss) are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

	(unaudited)		(unaudited)

Net income (loss)	$(122)	$558	$531	$315
Foreign currency translation adjustments	64	–	40	–

Comprehensive income (loss)	$(58)	$558	$571	$315

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

         A reconciliation of the numerator and denominator used in the calculation of historical basic and diluted net income (loss) per share is as follows (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001

	(unaudited)		(unaudited)
Calculation of basic net income (loss) per share:
Net income (loss)	$(122)	$558	$531	$315
Weighted average common shares outstanding	27,225	27,085	27,180	27,050

Net income (loss) per share, basic	$0.00	$0.02	$0.02	$0.01

Calculation of diluted net income (loss) per share:
Weighted average common shares outstanding	27,225	27,085	27,180	27,050
Dilutive securities-common stock options	–	2,503	2,203	2,610
Weighted average common and common equivalent shares	27,225	29,588	29,383	29,660

Net income (loss) per share, diluted	$0.00	$0.02	$0.02	$0.01

Anti-dilutive common stock options not included in net income (loss) per share	2,394	1,566	2,091	1,476

EMBARCADERO TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

NOTE 4—CHANGES IN ACCOUNTING FOR BUSINESS COMBINATIONS, GOODWILL AND OTHER INTANGIBLE ASSETS

         In July 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 142, “Goodwill and Other Intangible Assets,” which is effective for fiscal years beginning after December 15, 2001. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles. The Company adopted the provisions of SFAS No. 142 effective January 1, 2002. On January 1, 2002, $3.5 million of intangible assets related to the workforce, net of accumulated amortization of $840,000, were reclassified to goodwill. As a result, approximately $10.3 million of remaining goodwill, net will no longer be amortized. In lieu of amortization, the Company performed an impairment review of its goodwill balance upon the initial adoption of SFAS No. 142. The impairment review performed by the Company involves a two-step process as follows:

•	Step 1 — The Company compares the market value of its reporting unit to the carrying value, including goodwill of each of those units. If the carrying value of the reporting unit, including goodwill, exceeds the unit’s market value, the Company moves on to step 2. If the market value of the reporting unit exceeds the carrying value, no further work would be performed and no impairment charge would be necessary.

•	Step 2 — The Company performs an allocation of the market value of the reporting unit to its identifiable tangible and non-goodwill intangible assets and liabilities. This derives an implied fair value for the reporting unit’s goodwill. The Company then compares the implied fair value of the reporting unit’s goodwill with the carrying amount of the reporting unit’s goodwill. If the carrying amount of the reporting unit’s goodwill is greater than the implied fair value of its goodwill, an impairment charge would be recognized for the excess.

         The Company performed Step 1 of the goodwill impairment analysis required by SFAS 142 on January 1, 2002 and concluded that goodwill was not impaired as the market value of its one reporting unit exceeded its carrying value, including goodwill. Accordingly, Step 2 was not performed. The market value of the reporting unit was estimated by multiplying the number of shares outstanding on the analysis date by the stock market closing price on January 2, 2001 (there was a stock market holiday on January 1, 2002). The Company will continue to test for impairment on an annual basis and on an interim basis if an event occurs or circumstances change that would more likely than not reduce the fair value of the Company’s reporting units below their carrying amounts.

         Between January 1 and June 30, 2002, there were no changes to the Company’s goodwill balance.Goodwill information is as follows (in thousands):

	January 1, 2002	Goodwill Acquired	Adjustments	June 30, 2002

North America	$ 10,300	$ –	$ –	$ 10,300

EMBARCADERO TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

         The following table presents comparative information showing the effects that non-amortization of goodwill would have had on the income statement for the three and six months ended June 30, 2001 (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

	(unaudited)		(unaudited)
Reported net income (loss)	$(122)	$558	$531	$315
Goodwill amortization	–	1,020	–	2,040

Adjusted net income (loss)	$(122)	$1,578	$531	$2,355

Basic net income (loss) per share	$0.00	$0.02	$0.02	$0.01
Goodwill amortization	–	0.04	–	0.08

Adjusted basic net income (loss) per share	$0.00	$0.06	$0.02	$0.09

Diluted net income (loss) per share	$0.00	$0.02	$0.02	$0.01
Goodwill amortization	–	0.03	–	0.07

Adjusted diluted net income (loss) per share	$0.00	$0.05	$0.02	$0.08

       Intangible assets subject to amortization consist of technology and non-compete agreements that are being amortized over a period of two to four years. The components of intangible assets, excluding goodwill, are as follows (in thousands):

	June 30, 2002			December 31, 2001
	Gross Carrying Amount	Amortization Accumulated	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Other Intangible assets:
Purchased technology	$3,230	$1,326	$1,904	$3,230	$922	$2,308
Other intangibles	3,080	2,529	551	3,080	1,759	1,321

Total	$6,310	$3,085	$2,455	$6,310	$2,681	$3,629

         Expected future intangible asset amortization expense is as follows (in thousands):

Fiscal Years:
Remainder of 2002	$954
2003	$808
2004	$692
2005	$-
2006	$-
Thereafter	$-

$2,454

EMBARCADERO TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

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

       Revenue and long-lived assets by geographic region are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

Geographic Region	2002	2001	2002	2001

	(unaudited)		(unaudited)
Revenues:

North America	$9,604	$12,390	$19,453	$24,026
United Kingdom	1,064	939	2,082	2,068
Other	1,252	1,270	2,886	2,196

Total	$11,918	$14,599	$24,421	$28,290

	As of June 30	As of December 31
	2002	2001

Long-lived assets:	(unaudited)

North America	$22,173	$22,891
United Kingdom	247	209

Total	$22,420	$23,100

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

         During the first quarter of 2001, we introduced Embarcadero Performance Center and Embarcadero SQL Tuner, both of which are designed to improve the availability and performance of databases. We introduced Describe, which is used to design and document enterprise applications, in the second quarter of 2001. Two new products were released during the third quarter of 2001, Data Voyager, for publishing and managing test and reference data, and Repository for ER/Studio, for enabling collaborative database design among ER/Studio users. In the fourth quarter of 2001, we delivered DT/Studio, a java-based data integration product that can transform and move data from a number of disparate data sources to a wide variety of relational database targets.

Sources of Revenue and Revenue Recognition Policy

         Revenues are primarily derived from software license fees and related maintenance contracts. Revenues from software license fees are recognized upon shipment, when terms are F.O.B. shipping point, provided that evidence of an arrangement exists, the fee is fixed or determinable and collection of the resulting receivable is reasonable assured. Evidence of an arrangement may be an order accompanied by pre-payment via check or credit card, a signed purchase order or an equivalent form of documentation from the customer. Maintenance contracts generally cover a one-year term paid for in advance, and revenues from maintenance contracts are recognized ratably over the contract term.

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

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, the percentage relationship of certain items from the Company’s condensed consolidated statements of operations to total revenues:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Revenues:
License	54.7%	67.1%	55.7%	67.0%
Maintenance	45.3	32.9	44.3	33.0

Total revenues	100.0	100.0	100.0	100.0

Cost of revenues:
License:
License, other	1.3	1.6	1.2	1.5
Amortization of acquired technology	3.4	1.4	2.7	1.4

Total license	4.7	3.0	3.9	2.9

Maintenance:
Maintenance, other	4.4	3.5	4.7	4.1

Total cost of revenues	9.1	6.5	8.6	7.0

Gross profit	90.9	93.5	91.4	93.0

Operating expenses:
Research and development:
Research and development, other	29.8	23.9	29.8	24.4
Purchased research and development	9.2	—	4.5	—
Non-cash stock-based compensation	0.1	0.2	0.1	0.3

Total research and development	39.1	24.1	34.4	24.7

Sales and marketing:
Sales and marketing, other	37.0	36.3	37.0	35.8
Non-cash stock-based compensation	1.8	2.9	1.9	3.2

Total sales and marketing	38.8	39.2	38.9	39.0

General and administrative:
General and administrative, other	8.9	7.0	8.2	7.0
Non-cash stock-based compensation	2.9	4.9	3.1	5.5

Total general and administrative	11.8	11.9	11.3	12.5

Amortization of goodwill and other intangible assets	3.2	9.6	3.1	9.9

Total operating expenses	92.9	84.8	87.7	86.1

Income (loss) from operations	(2.0)	8.7	3.7	6.9
Interest income	1.5	2.3	1.5	2.5
Other expenses	—	—	—	(0.6)
Expenses related to proposed public offering	—	—	—	(1.2)

Income (loss) before benefit from (provision for) income taxes and share in loss of joint venture	(0.5)	11.0	5.2	7.6
Benefit from (provision for) income taxes	0.5	(7.2)	(1.3)	(6.5)

Income before share in loss of joint venture	0.0	3.8	3.9	1.1
Share in loss of joint venture, net	(1.0)	—	(1.7)	—

Net income (loss)	(1.0)%	3.8%	2.2%	1.1%

Three and Six Months Ended June 30, 2002 and 2001

Revenues

	Three Months Ended June 30,		Six Months Ended June 30,

	2002	2001	2002	2001

	(in thousands)
Revenues:
License	$6,516	$9,793	$13,612	$18,941
Maintenance	5,403	4,806	10,809	9,349

Total revenues	$11,919	$14,599	$24,421	$28,290

Total Revenues. Total revenues were $11.9 million and $24.4 million for the three and six months ended June 30, 2002, respectively, representing decreases of 18.4% and 13.7% from the comparable periods of 2001.

License. License revenues were $6.5 million and $13.6 million for the three and six months ended June 30, 2002, respectively, representing decreases of 33.5% and 28.1% from the comparable periods of 2001. The decrease in license revenues was due to unfavorable changes in macro-economic conditions and the resulting impact on information technology related spending.

Maintenance. Maintenance revenues were $5.4 million and $10.8 million for the three and six months ended June 30, 2002, respectively, representing increases of 12.4% and 15.6% from the comparable periods of 2001. The increases were due to the cumulative increase in the number of licenses sold and a corresponding increase in our customer base and maintenance renewals.

Cost of Revenues

	Three Months Ended June 30,		Six Months Ended June 30,

	2002	2001	2002	2001

	(in thousands)
Cost of revenues:
License:
License, other	$155	$241	$284	$414
Amortization of acquired technology	405	202	674	404

Total license	560	443	958	818

Maintenance:
Maintenance, other	523	503	1,148	1,158
Non-cash stock-based compensation	1	3	2	7

Total maintenance	524	506	1,150	1,165

Total cost of revenues	$1,084	$949	$2,108	$1,983

License.Cost of license revenues consists primarily of amortization of acquired technology, royalties, product media and packaging, shipping fees, duplication expenses and amortization of capitalized research and development costs. Cost of license revenues was $560,000 and $958,000 for the three and six months ended June 30, 2002, respectively, representing increases of 26.4% and 17.1% from the comparable periods of 2001. Excluding amortization of acquired technology, cost of license revenues for the three and six months ended June 30, 2002 decreased 35.7% and 31.4% from the comparable periods of 2001. This decrease from 2001 to 2002 correlates to the decrease in license revenues, as evidenced by the fact that cost of license, as a percentage of license revenues, was relatively consistent from year-to-year for each reported period. Excluding amortization of acquired technology, cost of license as a percentage of license revenues was 2.4% and 2.1% in the three and six months ended June 30, 2002, respectively, and 2.5% and 2.2% in the comparable periods of 2001. Cost of license revenues as a percentage of license revenues may vary in the future depending on the mix of internally developed versus externally licensed products and product components.

Maintenance. Cost of maintenance revenues consists primarily of customer support personnel and related expenses, including payroll, employee benefits and non-cash stock-based compensation. Cost of maintenance revenues was $524,000 and $1.2 million for the three and six months ended June 30, 2002, respectively, representing an increase of 3.6% and a decrease of 1.3% from the comparable periods of 2001. Cost of maintenance revenues represented 9.7% and 10.6% of maintenance revenues in the three and six months ended June 30, 2002, respectively, and 10.5% and 12.5% of maintenance revenues for the comparable periods of 2001. The decrease in cost of maintenance as a percentage of related revenues from 2001 to 2002 was due to greater efficiencies of scale from the support organization.

Operating Expenses

Research and Development

	Three Months Ended June 30,		Six Months Ended June 30,

	2002	2001	2002	2001

	(in thousands)
Research and development:
Research and development, other	$3,552	$3,485	$7,269	$6,896
Purchased research and development	1,100	–	1,100	–
Non-cash stock-based compensation	8	36	21	81

Total research and development	$4,660	$3,521	$8,390	$6,977

Research and development expenses consist primarily of personnel and related expenses, including payroll, employee benefits and non-cash stock-based compensation, as well as payments made to outside software development contractors. Research and development expenses were $4.7 million and $8.4 million for the three and six months ended June 30, 2002, respectively, representing increases of 32.3% and 20.3% from the comparable periods of 2001. Excluding purchased research and development and non-cash stock-based compensation, the 2002 results represent increases of 1.9% and 5.4% from the comparable periods of 2001. Excluding purchased research and development and non-cash stock-based compensation, the increases in absolute dollars from 2001 to 2002 were primarily due to an increase in research and development headcount and related expenses. As a percentage of total revenues, excluding purchased research and technology and non-cash stock-based compensation, research and development expenses were 29.8% in the three and six months ended June 30, 2002 and 23.9% and 24.4%, respectively, in the comparable periods of 2001. The increase as a percentage of total revenues from 2001 to 2002, excluding purchased research and technology and non-cash stock-based compensation, was due primarily to the lower revenue base in 2002 and to a lesser extent to the increase in headcount and related expenses. During the three months ended June 30, 2002, we incurred a $1.1 million expense to purchase technology to supplement our internal research and development efforts. Research and development expenses may increase in absolute dollars in future periods should we choose to hire additional development personnel, purchase technology and/or expand our product development activities.

Sales and Marketing

	Three Months Ended June 30,		Six Months Ended June 30,

	2002	2001	2002	2001

	(in thousands)
Sales and marketing:
Sales and marketing, other	$4,411	$5,302	$9,036	$10,124
Non-cash stock-based compensation	208	415	458	907

Total sales and marketing	$4,619	$5,717	$9,494	$11,031

Sales and marketing expenses consist primarily of salaries and related personnel costs, commissions earned by sales personnel, non-cash stock-based compensation, trade shows, travel and other marketing communication costs, such as advertising and other marketing programs. Sales and marketing expenses were $4.6 million and $9.5 million for the three and six months ended June 30, 2002, respectively, representing decreases of 19.2% and 13.9% from the comparable periods of 2001. Excluding non-cash stock-based compensation, sales and marketing costs in 2002 decreased by 16.8% and 10.7% from the three and six months ended June 30, 2001. Excluding non-cash stock-based compensation, the decrease in absolute dollars from 2001 to 2002 was due to a reduction in discretionary marketing spending in 2002 due to the economic environment and lower commission expense of approximately $200,000 attributable to the decrease in license revenue in 2002 as compared to 2001. As a percentage of total revenues, excluding non-cash stock-based compensation, sales and marketing expenses were 37.0% in the three and six months ended June 30, 2002 and 36.3% and 35.8%, respectively, in the comparable periods of 2001. Although we reduced certain marketing spend in 2002, the costs of on-going programs coupled with the lower revenues in 2002 led to the small increase in sales and marketing costs as a percentage of total revenues in 2002. We plan to continue to invest resources in our selling efforts and to execute marketing programs that build the awareness and brand equity of our products. Depending upon the rate of future revenue growth, sales and marketing expenses may increase in absolute dollars in future periods as a result of increases in commission expense due to revenue growth, the additional of personnel and/or expanded marketing programs.

General and Administrative

	Three Months Ended June 30,		Six Months Ended June 30,

	2002	2001	2002	2001

	(in thousands)
General and administrative:
General and administrative, other	$1,070	$1,024	$1,994	$1,973
Non-cash stock-based compensation	338	712	755	1,556

Total general and administrative	$1,408	$1,736	$2,749	$3,529

General and administrative expenses consist primarily of non-cash stock-based compensation, salaries and related personnel costs and general operating expenses. General and administrative expenses were $1.4 million and $2.7 million for the three and six months ended June 30, 2002, respectively, representing decreases of 18.9% and 22.1% from 2001 to 2002. Excluding non-cash stock based compensation, general and administrative expenses increased 4.3% and 1.0% from 2001 and, as a percentage of total revenues, were 8.9% and 8.2% in the three and six months ended June 30, 2002, respectively, and 7.0% and 7.0% in the comparable periods of 2001. The increase as a percentage of total revenues for both the three and six months ended June 30, 2002 when compared to 2001 was due to the decrease in revenue in 2002. Depending upon market conditions and related future growth of our sales and operations, general and administrative expenses may increase in absolute dollars in the future should we need to expand our administrative staff and facilities to support larger operations.

Amortization of Goodwill and Other Intangible Assets. In connection with the acquisitions of Advanced Software Technologies, Inc., EngineeringPerformance, Inc., and the remaining 56% of Embarcadero Europe Ltd., we recorded $21.4 million of goodwill and other intangible assets in the fourth quarter of 2000. The total amortization expense related to these intangibles was approximately $587,000 and $1.2 million in the three and six months ended June 30, 2002, respectively, and $1.6 million and $3.2 million in the comparable periods of 2001. For the three and six months ended June 30, 2002, approximately $202,000 and $404,000, respectively, of this amortization expense was recorded as cost of license revenue. The remaining expenses of $385,000 and $770,000, respectively, were recorded as operating expenses. The decrease in amortization expense from 2001 to 2002 was due to adoption of SFAS No. 142, which required us to cease goodwill amortization and record impairment charges when appropriate (see discussion in Note 4 to the financial statements). Other intangible assets, those with identifiable lives, will continue to be amortized over their useful lives, ranging from 2 to 4 years.

(Provision for) Benefit From Income Taxes. (Provision for) benefit from income taxes was $58,000 and ($312,000) in the three and six months ended June 30, 2002, respectively, and $1.0 million and $1.8 million in the comparable periods of 2001. The decrease in the provision for income taxes is due to an increase in projected tax credits for 2002 as well as the effects of a reduction in non-deductible amortization of goodwill and deferred compensation expenses in 2002 compared to 2001.

Share in Loss of Joint Venture. In September 2001, we formed a joint venture with Aztec Software, Inc. (“Aztec”), a California corporation and wholly owned subsidiary of Aztec Software and Technology Services Limited, an Indian software development company publicly traded on the Bombay stock exchange. The joint venture was established to pursue new product initiatives that fall outside of our and Aztec’s existing product offerings. In accordance with the terms of the agreement, Embarcadero and Aztec have each contributed $1.0 million to the venture. We account for this venture under the equity method of accounting. For our fifty percent share in the loss of the venture in the three and six months ended June 30, 2002, we recorded $123,000 (net of taxes of $37,000) and $423,000 (net of taxes of $154,000), respectively, as a loss from joint venture, net on our consolidated statement of operations. The book value of the venture was $16,000 at June 30, 2002. While the future amount of income or loss recorded from the venture may vary, it is not expected to be material. There can be no assurances that we will realize any income from our investment in this entity.

LIQUIDITY AND CAPITAL RESOURCES

         We have funded our business to date from cash generated by our operations and financings. In April 2000, we completed our initial public offering of common stock, generating net proceeds to us of approximately $43.0 million. At June 30, 2002, we had cash, cash equivalents and short-term investments of $41.7 million.

         Net cash provided by operating activities was $5.7 million and $9.8 million for the six months ended June 30, 2002 and 2001, respectively. The decrease from 2001 to 2002 was primarily due to decreases in non-cash deferred stock-based compensation and amortization expenses and changes in operating assets and liabilities.

         Net cash used in investing activities was $2.8 million and $4.3 million for the six months ended June 30, 2002 and 2001, respectively. In the six months ended June 30, 2002 and 2001, cash used to purchases of property and equipment was $1.6 million and $1.2 million, respectively. In the six months ended June 30, 2002 and 2001, $290,000 and $3.1 million, respectively, was used to acquire technology. In the six months ended June 30, 2002, a $2.0 million previously deferred payment was made in connection with an acquisition completed in 2000 and $500,000 was invested in a joint venture, offset by $1.5 million, net provided by sales and maturities of investments.

         Net cash provided by financing activities was $402,000 and $677,000 for the six months ended June 30, 2002 and 2001, respectively. In both periods this cash came from the exercise of stock options under the Company’s stock option plan. In 2002, the proceeds from stock option exercises were partially offset by $102,000 used to repurchase shares of the Company’s common stock.

         At June 30, 2002 we had a $2.0 million interest bearing, revolving credit facility with a bank that had an expiration date of July 31, 2002. The credit facility required that the Company maintain various quarterly financial covenants including covenants related to tangible net worth, total liabilities and profitability. At June 30, 2002 we were in compliance with all covenants and had no amounts outstanding under this credit facility. On July 1, 2002, we terminated the aforementioned credit facility and replaced it with a $3.0 million revolving credit facility that bears interest at the prime rate and expires on June 2, 2003. The annual fee to maintain this facility is $5,000 and funds drawn can be used for general operating activities. This facility requires that the Company maintain various quarterly financial covenants including covenants related to tangible net worth, total liabilities and profitability.

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

         Our growth rates may not be sustainable and you should not use our past performance to predict future results. We believe that quarter-to-quarter comparisons of our historical results of operations are not indicative of our future performance. Our revenues and operating results may vary significantly from quarter to quarter due to a number of factors, including the factors discussed below under the captions:

-	“Our operating results would be harmed if the database industry continues in a downward cycle;”

-	“The impact of changes in global economic conditions on our customers may cause us to fail to meet revenue and earnings per share expectations, which would negatively impact the price of our stock;”

-	“Large sales of our products and maintenance involve a lengthy sales cycle, which could cause delays in recognizing revenue or the failure to obtain revenue;”

-	“Our operating leverage might affect our profitability;”

-	“We may have future non-recurring charges in the event of goodwill impairment;”

-	“We may be required to change our revenue recognition policies based on changing implementation guidelines and interpretations, which could cause our revenues and operating results to fluctuate unexpectedly;”

-	“If our products do not perform as expected, we may lose customers, our costs will increase and revenues may be delayed or lost;”

-	“If we are not able to enhance our existing products to adapt to rapid technological change, or we introduce new products that do not achieve market acceptance, our revenue and earnings may suffer and we may experience loss of market share;” and

-	“Acquisitions of companies or technologies may result in disruptions to our business.”

Seasonal variations in orders for our products also contribute to fluctuations in our quarterly operating results. These fluctuations are likely to cause corresponding volatility in our stock price, particularly if our operating results vary from analysts’ expectations.

If sales of DBArtisan fall, our revenues and income may decline.

         A large portion of our revenues currently comes from sales of our DBArtisan product. For the six months ended June 30, 2002 and the years ended December 31, 2001, 2000 and 1999, DBArtisan accounted for approximately 44.4%, 38.7%, 46.6% and 48.3%, respectively, of our domestic license revenues. We expect that sales of DBArtisan will continue to represent a substantial portion of our license revenues for the foreseeable future. In addition, many of our customers initiate a relationship with us by purchasing DBArtisan. If demand for DBArtisan declines due to competition, technological change or other factors, our revenues and income may decline significantly.

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

The impact of changes in global economic conditions on our customers may cause us to fail to meet revenue and earnings per share expectations, which would negatively impact the price of our stock.

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

Our operating leverage might affect our profitability.

         The majority of our operating expenses consist of personnel and related expenses and facility related costs. These costs are relatively fixed in the short term, and our operating decisions are based in large part on expectations about expected future revenue. We experience a significant amount of operating leverage, and if we have hired personnel and entered into facilities contracts and then have revenue that does not meet our expectations, we would likely have lower than expected earnings per share, which would negatively affect our stock price.

We may have future non-recurring charges in the event of goodwill impairment.

       We adopted SFAS No. 142 on January 1, 2002 and, as a result, we have ceased amortization of goodwill. Going forward, we will be required to test our goodwill for impairment on an annual basis or in the event of a significant change in our business. We performed this test in January 2002 and determined that, at that time, there had been no impairment in goodwill. At June 30, 2002 our net goodwill totaled $10.3 million. In the future, if we determine that this goodwill has been impaired, we will be required to take a non-recurring charge to write down this asset, which would adversely affect our earnings.

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

         One aspect of our growth strategy is to expand our international sales and research and development operations. As a result, we could face a number of risks from our expanding international operations, including:

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

We may lose market share and be required to reduce prices as a result of competition from our existing competitors and other independent software vendors and other developers of software.

       The market for our products is highly competitive, dynamic and subject to rapidly changing technology. Pricing pressure in the market has increased as competitors have lowered prices and engaged in more aggressive discounting. If such pricing pressure continues, it could have an adverse effect on our margins.

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

       In addition, if the market for application design and database management products grows, some of our competitors may increase their focus on offering software directly competitive with ours, whether by internal development, external development or acquisition. Our competitors may also attempt to keep us from integrating our software with theirs, making it more difficult for our customers to adopt our software. If such increased competition were to result in resistance to integration of our software with the software of these competitors, our business would be harmed.

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

         Our executive officers and directors, in the aggregate, beneficially own 30.0% of our outstanding common stock as of June 30, 2002. These stockholders, if acting together, can influence significantly all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

       Our exposure to market risk for changes in interest rates primarily relates to our investment portfolio, which at June 30, 2002 included fixed-income securities with a fair value of approximately $14.9 million. The values of these securities are likely to decline if interest rates increase. However, due to the short maturities of our investments, an immediate 10 percent change in interest rates is not expected to have a material effect on our near-term financial condition or results of operations.

Foreign Exchange Risk

       Our operations are conducted primarily in the United States and are denominated in United States dollars. A small but growing portion of our sales originate through our European subsidiary and are denominated in Pounds Sterling. From time to time, we enter into forward exchange contracts to hedge our European balance sheet. Gains and losses on these contracts are generally recognized in the consolidated statement of operations at the time that the related transactions being hedged are recognized. Because the effect of movements in currency exchange rates on forward exchange contracts generally offset the related effect on the underlying items being hedged, use of these instruments is not expected to subject the Company to risks that would otherwise result from changes in currency exchange rates. We do not use derivative financial instruments for trading or speculative purposes. The Company did not enter into any forward exchange contacts in the six months ended June 30, 2002. Foreign currency gains and losses did not have a material effect on our results of operations in the six months ended June 30, 2002 or 2001.

       Forward exchange contracts are denominated in the same currency as the underlying transactions (i.e. British Pounds), and the terms of the forward exchange contracts generally match the terms of the underlying transactions. The effect of an immediate 10 percent change in exchange rates on forward exchange contracts and the underlying hedged transactions is not expected to have a material effect on our near-term financial condition or results of operations.

PART II

OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 5, 2002 the Company held its annual meeting of stockholders. The following items were submitted to a vote of the stockholders:

(a)	To elect two three-year term Class I members serving on the Board of Directors.

Election of Directors	Votes For	Votes Withheld

Dennis J. Wong	23,463,467	78,532
Michael J. Roberts	23,522,567	19,432

As a result, Messrs. Wong and Roberts were elected as Directors of the Company. The following incumbent members continue to serve on the Board of Directors: Stephen R. Wong, Timothy C.K. Chou and Frank M. Polestra.

(b)	To ratify the appointment of PricewaterhouseCoopers LLP as the Company’s independent accountants for the year ending December 31, 2002.

Votes

For	23,392,106
Against	149,093
Abstain	800

The appointment was approved.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits: None

(b)	Reports on Form 8-K: None

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Embarcadero Technologies, Inc.
/s/ RAJ SABHLOK
By: _________________________________
Raj Sabhlok Chief Financial Officer and Senior Vice President of Corporate Development

Date: August 13, 2002

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Embarcadero Technologies, Inc. (the “Company”) on Form 10-Q for the period ending June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Stephen Wong, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

         (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

By:     /s/ STEPHEN WONG
Stephen Wong
President and Chief Executive Officer
Date: August 13, 2002

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Embarcadero Technologies, Inc. (the “Company”) on Form 10-Q for the period ending June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Raj Sabhlok, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

         (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

By:          /s/ RAJ SABHLOK
Raj Sabhlok
Chief Financial Officer and Senior Vice President of Corporate Development
Date: August 13, 2002