Form 10-Q
period 2002-09-30
EMBARCADERO TECHNOLOGIES INC
filed 2002-11-08
CIK 1107112

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

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

          The number of shares outstanding of the Registrant’s Common Stock as of September 30, 2002 was 27,223,721.

EMBARCADERO TECHNOLOGIES, INC.

 PART I

FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

EMBARCADERO TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	September 30, 2002	December 31, 2001

ASSETS
Current Assets:
Cash and cash equivalents	$20,271	$23,371
Short-term investments	23,244	16,532
Trade accounts receivable, net	6,438	6,221
Prepaid expenses and other current assets	1,951	1,711

Total current assets	51,904	47,835
Property and equipment, net	4,000	3,766
Goodwill and other intangible assets, net	17,317	19,334
Deferred income taxes	4,914	4,914
Other assets	257	313

Total assets	$78,392	$76,162

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$2,906	$5,264
Deferred revenue	10,369	9,099
Deferred income taxes	2,317	2,317

Total current liabilities	15,592	16,680

Stockholders’ Equity:
Common stock	27	27
Treasury stock	(1,926)	(1,781)
Additional paid-in capital	74,734	74,220
Accumulated other comprehensive income	169	116
Deferred stock-based compensation	(847)	(2,531)
Accumulated deficit	(9,357)	(10,569)

Total stockholders’ equity	62,800	59,482

Total liabilities and stockholders’ equity	$78,392	$76,162

The accompanying notes are an integral part of these condensed consolidated financial statements.

EMBARCADERO TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

Revenues:
License	$6,648	$6,123	$20,260	$25,064
Maintenance	5,403	4,950	16,212	14,299

Total revenues	12,051	11,073	36,472	39,363
Cost of revenues:
License:
License, other	125	165	409	579
Amortization of acquired technology	455	202	1,129	606

Total license	580	367	1,538	1,185
Maintenance:
Maintenance, other	534	517	1,682	1,675
Non-cash stock-based compensation	—	3	2	10

Total maintenance	534	520	1,684	1,685

Total cost of revenues	1,114	887	3,222	2,870

Gross profit	10,937	10,186	33,250	36,493
Operating expenses:
Research and development:
Research and development, other	3,519	3,915	10,788	10,811
Purchased research and development	—	—	1,100	—
Non-cash stock-based compensation	6	29	27	110

Total research and development	3,525	3,944	11,915	10,921

Sales and marketing:
Sales and marketing, other	4,744	5,022	13,780	15,146
Non-cash stock-based compensation	171	352	629	1,259

Total sales and marketing	4,915	5,374	14,409	16,405

General and administrative:
General and administrative, other	1,099	945	3,093	2,918
Non-cash stock-based compensation	271	600	1,026	2,156

Total general and administrative	1,370	1,545	4,119	5,074

Amortization of goodwill and other intangible assets	385	1,405	1,155	4,215
Lease related impairment loss	—	1,490	—	1,490

Total operating expenses	10,195	13,758	31,598	38,105

Income (loss) from operations	742	(3,572)	1,652	(1,612)
Interest income	143	271	499	977
Other expenses	—	—	—	(167)
Expenses related to proposed public offering	—	—	—	(350)

Income (loss) before benefit from (provision for) income taxes and share in loss of joint venture	885	(3,301)	2,151	(1,152)
Benefit from (provision for) income taxes	(204)	887	(516)	(947)

Income (loss) before share in loss of joint venture	681	(2,414)	1,635	(2,099)
Share in loss of joint venture, net	—	—	(423)	—

Net income (loss)	$681	$(2,414)	$1,212	$(2,099)

Net income (loss) per share:
Basic	$0.03	$(0.09)	$0.04	$(0.08)

Diluted	$0.02	$(0.09)	$0.04	$(0.08)

Weighted average shares used in per share calculation:
Basic	27,225	27,130	27,197	27,078

Diluted	28,879	27,130	29,184	27,078

The accompanying notes are an integral part of these condensed consolidated financial statements.

EMBARCADERO TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,

	2002	2001

Cash Flows from Operating Activities:
Net income (loss)	$1,212	$(2,099)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,553	1,281
Provision for doubtful accounts	343	15
Amortization of developed technology	135	29
Amortization of goodwill and other intangible assets	2,285	4,821
Amortization of deferred stock-based compensation	1,684	3,533
Share in loss of joint venture	423	—
Lease related impairment loss	—	1,490
Changes in assets and liabilities:
Trade accounts receivable	(560)	805
Prepaid expenses and other assets	(262)	1,525
Deferred income taxes, net	—	(799)
Accounts payable and accrued liabilities	346	(115)
Deferred revenue	1,270	989

Net cash provided by operating activities	8,429	11,475

Cash Flows from Investing Activities:
Sales and maturities of investments	9,020	—
Purchase of investments	(15,732)	—
Purchase of property and equipment	(1,787)	(1,570)
Technology acquired and developed	(950)	(4,662)
Deferred payment in connection with acquisition of subsidiary	(2,000)	—
Investment in joint venture	(500)	—

Net cash used in investing activities	(11,949)	(6,232)

Cash Flows from Financing Activities:
Proceeds from exercise of stock options	512	679
Payments for repurchase of common stock	(145)	(75)

Net cash provided by financing activities	367	604

Effect of exchange rate changes on cash	53	116
Net increase (decrease) in cash and cash equivalents	(3,100)	5,963
Cash and cash equivalents at beginning of period	23,371	34,745

Cash and cash equivalents at end of period	$20,271	$40,708

Supplemental Cash Flow Information:
Cash paid for income taxes	$190	$—

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

          The accompanying unaudited condensed consolidated financial statements reflect all adjustments, which, in the opinion of the Company, are necessary for a fair presentation of the results for the interim periods presented. All such adjustments are normal recurring adjustments. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America related to interim financial statements and the applicable rules of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The balance sheet at December 31, 2001 was derived from audited financial statements, but it does not include all disclosures required by accounting principles generally accepted in the United States of America.

          The financial statements and related disclosures have been prepared based on the presumption that users of the interim financial information have read or have access to the audited financial statements for the preceding fiscal year. Accordingly, these financial statements should be read in conjunction with the audited financial statements and the related notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, filed on March 26, 2002.

          Operating results for the three and nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2002 or for any future period. Further, the preparation of condensed consolidated financial statements requires management to make estimates and assumptions that affect the recorded amounts reported therein. A change in facts or circumstances surrounding the estimates could result in a change to the estimates and impact future operating results.

EMBARCADERO TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

NOTE 2—COMPREHENSIVE INCOME (LOSS)

          Other comprehensive income (loss) consists of foreign currency translation adjustments during the period.  For the three and nine months ended September 30, 2002, other comprehensive income amounted to approximately $13,000 and $53,000, respectively, and accumulated other comprehensive income was $169,000 at September 30, 2002.  For both the three and nine months ended September 30, 2001, other comprehensive income amounted to approximately $116,000 and accumulated other comprehensive income was $116,000 at September 30, 2001.

          The components of comprehensive income (loss) are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

	(unaudited)		(unaudited)
Net income (loss)	$681	$(2,414)	$1,212	$(2,099)
Foreign currency translation adjustments	13	116	53	116

Comprehensive income (loss)	$694	$(2,298)	$1,265	$(1,983)

NOTE 3—LEASE RELATED IMPAIRMENT LOSS

          During the third quarter of 2001, the Company recorded a provision for an impairment loss of $1.5 million related to office leases in San Francisco and Boston for space no longer used for operations.  The impairment loss consists of approximately $1.0 million in contractual obligations under the facilities leases, net of estimated sub-lease income from the projected date of abandonment to the end of the lease term.  The remaining $500,000 consists of write-downs to leasehold improvements and other assets attributable to the abandoned space, as well as other expenses related to securing the sublease arrangements.   No additional impairment charges have been taken since the initial provision was recorded.  At September 30, 2002, there was a remaining balance of approximately $730,000, which was included in accounts payable and accrued liabilities.

NOTE 4—EARNINGS PER SHARE

          Basic net income (loss) per common share excludes the effect of potentially dilutive securities and is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted net income (loss) per share reflects the potential dilution of securities by adding dilutive stock options to the weighted average number of common shares outstanding for the period.

EMBARCADERO TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

          A reconciliation of the numerator and denominator used in the calculation of basic and diluted net income (loss) per share is as follows (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

	(unaudited)		(unaudited)
Calculation of basic net income (loss) per share:
Net income (loss)	$681	$(2,414)	$1,212	$(2,099)
Weighted average common shares outstanding	27,225	27,130	27,197	27,078

Net income (loss) per share, basic	$0.03	$(0.09)	$0.04	$(0.08)

Calculation of diluted net income (loss) per share:
Net income (loss)	$681	$(2,414)	$1,212	$(2,099)
Weighted average common shares outstanding	27,225	27,130	27,197	27,078
Dilutive securities- common stock options	1,654	—	1,987	—

Weighted average common and common equivalent shares	28,879	27,130	29,184	27,078

Net income (loss) per share, diluted	$0.02	$(0.09)	$0.04	$(0.08)

Anti-dilutive common stock options not included in net income (loss) per share calculation	2,111	4,172	1,238	4,172

NOTE 5—CHANGES IN ACCOUNTING FOR BUSINESS COMBINATIONS, GOODWILL AND OTHER INTANGIBLE ASSETS

          In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” which is effective for fiscal years beginning after December 15, 2001. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles.  The standard also requires that goodwill be allocated to a company’s reporting units for purposes of impairment testing.  The Company has only one reporting unit.

          The Company adopted the provisions of SFAS No. 142 effective January 1, 2002.  On January 1, 2002, $3.5 million of intangible assets related to the workforce, net of accumulated amortization of $840,000, were reclassified to goodwill.  As a result, approximately $10.3 million of remaining unamortized goodwill will no longer be amortized.  In lieu of amortization, the Company performed an impairment review of its goodwill balance upon the initial adoption of SFAS No. 142. The impairment review performed by the Company involves a two-step process as follows:

•

Step 1 — The Company compares the market value of its reporting unit to the carrying value, including goodwill of the unit. If the carrying value of the reporting unit, including goodwill, exceeds the unit’s market value, the Company moves on to step 2. If the market value of the reporting unit exceeds the carrying value, no further work is performed and no impairment charge is necessary.

•

Step 2 — The Company performs an allocation of the market value of the reporting unit to its identifiable tangible and non-goodwill intangible assets and liabilities. This derives an implied fair value for the reporting unit’s goodwill. The Company then compares the implied fair value of the reporting unit’s goodwill with the

EMBARCADERO TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

carrying amount of the reporting unit’s goodwill. If the carrying amount of the reporting unit’s goodwill is greater than the implied fair value of its goodwill, an impairment charge is recognized for the excess.

          The Company performed its initial test upon adoption on January 1, 2002, as required by SFAS No. 142.  The results of Step 1 of the goodwill impairment analysis showed that goodwill was not impaired as the market value of its one reporting unit exceeded its carrying value, including goodwill.  Accordingly, Step 2 was not performed. The market value of the reporting unit was estimated by multiplying the number of shares outstanding on the analysis date by the stock market closing price on January 2, 2002 (there was a stock market holiday on January 1, 2002).

          The Company performed its annual test on September 1, 2002.  The results of Step 1 of the goodwill impairment analysis showed that goodwill was not impaired as the market value of its one reporting unit exceeded its carrying value, including goodwill.  Accordingly, Step 2 was not performed. The market value of the reporting unit was estimated by multiplying the number of shares outstanding on the analysis date by the most recent stock market closing price.  The Company will continue to test for impairment on an annual basis and on an interim basis if an event occurs or circumstances change that would more likely than not reduce the fair value of the Company’s reporting unit below its carrying amounts.

          The following table presents comparative information showing the effects that non-amortization of goodwill would have had on the income statement for the three and nine months ended September 30, 2001 (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

	(unaudited)		(unaudited)
Reported net income (loss)	$681	$(2,414)	$1,212	$(2,099)
Goodwill amortization	—	1,020	—	3,060

Adjusted net income (loss)	681	(1,394)	1,212	961

Basic net income (loss) per share	0.03	(0.09)	0.04	(0.08)
Goodwill amortization	—	0.04	—	0.11

Adjusted basic net income (loss) per share	0.03	(0.05)	0.04	0.03

Diluted net income (loss) per share	0.02	(0.09)	0.04	(0.08)
Goodwill amortization	—	0.03	—	0.10

Adjusted diluted net income (loss) per share	$0.02	$(0.06)	$0.04	$0.02

EMBARCADERO TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

          Between January 1, 2002 and September 30, 2002, there were no changes to the Company’s goodwill balance. Goodwill information is as follows (in thousands):

	January 1, 2002	Goodwill Acquired	Adjustments	September 30, 2002

North America	$10,337	$—	$—	$10,337

          Intangible assets subject to amortization consist of technology and non-compete agreements that are being amortized over a period of two to four years.  The components of intangible assets, excluding goodwill, are as follows (in thousands):

	As of September 30, 2002			As of December 31, 2001

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Other intangible assets:
Purchased technology	$3,230	$1,528	$1,702	$3,230	$922	$2,308
Other intangibles	3,080	2,914	166	3,080	1,759	1,321

Total	$6,310	$4,442	$1,868	$6,310	$2,681	$3,629

          Expected future intangible asset amortization expense is as follows (in thousands):

Fiscal Years:
Remainder of 2002	$368
2003	$808
2004	$692

$1,868

          The Company accounts for certain software development costs, including purchased software, in accordance with SFAS No. 86, “Accounting for Costs of Computer Software to be Sold, Leased or Otherwise Marketed.” In the nine months ended September 30, 2002, the Company capitalized approximately $400,000 of software development costs pursuant to SFAS No. 86.  Net software development costs capitalized in accordance with SFAS No. 86 were $5.1 million and $5.4 million at September 30, 2002 and December 31, 2001, respectively.

NOTE 6—SEGMENT REPORTING

           Operating segments are components of an enterprise about which separate financial information is available and is regularly evaluated by management, namely the chief decision maker of an organization, in order to make operating and resource allocation decisions.  By this definition, the Company operates in one reportable operating segment, the design, development, marketing, sales and support of software for database and application development and management.

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

          Revenue and long-lived assets by geographic region are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,

Geographic Region	2002	2001	2002	2001

	(unaudited)		(unaudited)
Revenues:
North America	$9,689	$8,874	$29,142	$32,900
United Kingdom	1,032	990	3,115	3,058
Other	1,330	1,209	4,215	3,405

Total	$12,051	$11,073	$36,472	$39,363

	As of September 30, 2002	As of December 31, 2001

	(unaudited)
Net long-lived assets:
North America	$21,340	$23,204
United Kingdom	234	209

Total	$21,574	$23,413

NOTE 7—RECENT ACCOUNTING PRONOUNCEMENTS

          In June 2002, the FASB issued SFAS No. 146, “Accounting for Exit or Disposal Activities.”  SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for under Emerging Issues Task Force (“EITF”) No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).”  The scope of SFAS No. 146 also includes costs related to terminating a contract that is not a capital lease and termination benefits that involuntarily terminated employees receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract.  SFAS No. 146 will be effective for exit or disposal activities that are initiated after December 31, 2002 and early application is encouraged.  The Company will adopt SFAS No. 146 during the first fiscal quarter ending March 31, 2003.  Prior to the adoption of SFAS No. 146, the provisions of EITF No. 94-3 shall continue to apply for any exit activity initiated under an exit plan that meet the criteria of EITF No. 94-3.  Upon adoption, SFAS No. 146 will prospectively change the timing of when restructuring charges are recorded from the commitment date to the date that the liability is incurred.  The Company does not believe that the adoption of SFAS No. 146 will have a material effect on its financial position or results of operations.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes included in this Form 10-Q, and with our management’s discussion and analysis included in our Annual Report on Form 10-K for the year ended December 31, 2001, filed on March 26, 2002.

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

          During the first quarter of 2001, we introduced Embarcadero Performance Center and Embarcadero SQL Tuner, both of which are designed to improve the availability and performance of databases.   We released Describe,

a significantly enhanced and renamed upgrade of the GDPro product purchased and introduced in 2000, in the second quarter of 2001.  Two new products were released during the third quarter of 2001, Data Voyager, for publishing and managing test and reference data, and Repository for ER/Studio, for enabling collaborative database design among ER/Studio users.  In the fourth quarter of 2001, we delivered DT/Studio, a java-based data integration product that can transform and move data from a number of disparate data sources to a wide variety of relational database targets.

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

          Most license orders have multiple obligations, both deliverable products and related maintenance, and revenues are allocated to each undelivered component of the contract based on objective evidence of its fair value, which is specific to our company.  We recognize revenues allocated when the criteria for revenue recognition set forth above are met.   While some revenues are collected via credit card at the time an order is placed, customers are generally granted payment terms of net thirty days.

          Products may be sold through resellers and distributors in the United States and certain international markets.  Revenues from software license fees and maintenance contracts sold through resellers or distributors are recognized under the same criteria as those sold by our company.  Distributors purchase products to fulfill specific customer orders and generally do not hold inventory of our products.

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

RESULTS OF OPERATIONS

          The following table sets forth, for the periods indicated, the percentage relationship of certain items from our condensed consolidated statements of operations to total revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

Revenues:
License	55.2%	55.3%	55.5%	63.7%
Maintenance	44.8	44.7	44.5	36.3

Total revenues	100.0	100.0	100.0	100.0
Cost of revenues:
License:
License, other	1.0	1.5	1.1	1.5
Amortization of acquired technology	3.8	1.8	3.1	1.5

Total license	4.8	3.3	4.2	3.0
Maintenance:
Maintenance, other	4.4	4.7	4.6	4.3
Non-cash stock-based compensation	—	—	—	—

Total maintenance	4.4	4.7	4.6	4.3

Total cost of revenues	9.2	8.0	8.8	7.3

Gross profit	90.8	92.0	91.2	92.7
Operating expenses:
Research and development:
Research and development, other	29.2	35.3	29.6	27.4
Purchased research and development	—	—	3.0	—
Non-cash stock-based compensation	—	0.3	0.1	0.3

Total research and development	29.2	35.6	32.7	27.7

Sales and marketing:
Sales and marketing, other	39.4	45.3	37.8	38.5
Non-cash stock-based compensation	1.4	3.2	1.7	3.2

Total sales and marketing	40.8	48.5	39.5	41.7

General and administrative:
General and administrative, other	9.1	8.5	8.5	7.4
Non-cash stock-based compensation	2.3	5.4	2.8	5.5

Total general and administrative	11.4	13.9	11.3	12.9

Amortization of goodwill and other intangible assets	3.2	12.7	3.2	10.7
Lease related impairment loss	—	13.5	—	3.8

Total operating expenses	84.6	124.2	86.7	96.8

Income (loss) from operations	6.2	(32.2)	4.5	(4.1)
Interest income	1.2	2.4	1.4	2.5
Other expenses	—	—	—	(0.4)
Expenses related to proposed public offering	—	—	—	(0.9)

Income (loss) before benefit from (provision for) income taxes and share in loss of joint venture	7.4	(29.8)	5.9	(2.9)
Benefit from (provision for) income taxes	(1.7)	8.0	(1.4)	(2.4)

Income (loss) before share in loss of joint venture	5.7	(21.8)	4.5	(5.3)
Share in loss of joint venture, net	—	—	(1.2)	—

Net income (loss)	5.7%	(21.8)%	3.3%	(5.3)%

Three and Nine Months Ended September 30, 2002 and 2001

Revenues

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

	(in thousands)
Revenues:
License	$6,648	$6,123	$20,260	$25,064
Maintenance	5,403	4,950	16,212	14,299

Total revenues	$12,051	$11,073	$36,472	$39,363

Total Revenues.     Total revenues were $12.1 million and $36.5 million for the three and nine months ended September 30, 2002, respectively, representing an increase of 8.8% from the three-month comparable period of 2001 and a decrease of 7.3% from the nine-month comparable period of 2001.

License.     License revenues were $6.6 million and $20.3 million for the three and nine months ended September 30, 2002, respectively, representing an increase of 8.6% from the three-month comparable period of 2001 and a decrease of 19.2% from the nine-month comparable period of 2001. The increase for the three-month period is related to the drop in 2001, when licenses revenues were negatively impacted by a large decrease in IT spending due to generally weak global economic conditions that were exacerbated by the September 11, 2001 terrorist attacks.  Although weak economic conditions persist, the selling conditions in the three months ended September 30, 2001 were especially challenging.  The decrease in license revenues for the nine-month period is due to unfavorable changes in macro-economic conditions and the resulting impact on information technology related spending.   Customers have been faced with shrinking budgets and tighter internal spending controls, which has led to a reduction in IT spending and has impacted not only Embarcadero’s license sales but also those of the software industry as a whole.

Maintenance.     Maintenance revenues were $5.4 million and $16.2 million for the three and nine months ended September 30, 2002, respectively, representing increases of 9.2% and 13.4% from the comparable periods of 2001. The increases were due to the cumulative increase in the number of licenses sold and a corresponding increase in our customer base and maintenance renewals.

Cost of Revenues

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

	(in thousands)
Cost of revenues:
License:
License, other	$125	$165	$409	$579
Amortization of acquired technology	455	202	1,129	606

Total license	580	367	1,538	1,185

Maintenance:
Maintenance, other	534	517	1,682	1,675
Non-cash stock-based compensation	—	3	2	10

Total maintenance	534	520	1,684	1,685

Total cost of revenues	$1,114	$887	$3,222	$2,870

License.     Cost of license revenues consists primarily of amortization of acquired technology, royalties, product media and packaging, shipping fees, duplication expenses and amortization of capitalized research and development costs. Cost of license revenues were $580,000 and $1.5 million for the three and nine months ended September 30, 2002, respectively, representing increases of 58.0% and 29.8% from the comparable periods of 2001. Excluding amortization of acquired technology, cost of license revenues for the three and nine months ended September 30, 2002 decreased 24.2% and 29.4% from the comparable periods of 2001.  Excluding amortization of acquired technology, cost of license as a percentage of license revenues was 1.9% and 2.0% in the three and nine months ended September 30, 2002, respectively, and 2.7% and 2.3% in the comparable periods of 2001.  The decrease from 2001 to 2002 is due to a decrease in royalty payments and credit card processing fees.  Additionally, there were fewer transactions in 2002 than in 2001, which led to lower product media and packaging and shipping fees.  Cost of license revenues as a percentage of license revenues may vary in the future depending on the mix of internally developed versus externally licensed products and product components as well as the volume of license transactions completed.

Maintenance.     Cost of maintenance revenues consists primarily of customer support personnel and related expenses, including payroll, employee benefits and non-cash stock-based compensation. Cost of maintenance revenues was $534,000 and $1.7 million for the three and nine months ended September 30, 2002, respectively, representing an increase of 2.7% and a decrease of 0.1% from the comparable periods of 2001. Cost of maintenance revenues represented 9.9% and 10.4% of maintenance revenues in the three and nine months ended September 30, 2002, respectively, and 10.4% and 11.7% of maintenance revenues for the comparable periods of 2001. The decrease in cost of maintenance as a percentage of related revenues from 2001 to 2002 was due to greater efficiencies of scale from the support organization.  Cost of maintenance revenues as a percentage of license revenues may vary in the future depending on the timing of the growth of our customer support organization relative to the realization of related maintenance revenues.

Operating Expenses

Research and Development

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

	(in thousands)
Research and development:
Research and development, other	$3,519	$3,915	$10,788	$10,811
Purchased research and development	—	—	1,100	—
Non-cash stock-based compensation	6	29	27	110

Total research and development	$3,525	$3,944	$11,915	$10,921

Research and development expenses consist primarily of personnel and related expenses, including payroll, employee benefits and non-cash stock-based compensation, as well as payments made to outside software development contractors. Research and development expenses were $3.5 million and $11.9 million for the three and nine months ended September 30, 2002, respectively, representing a decrease of 10.6% and an increase of 9.1% from the comparable periods of 2001.  Excluding purchased research and development and non-cash stock-based compensation, the 2002 results represent decreases of 10.1% and 0.2% from the comparable periods of 2001.  Excluding purchased research and development and non-cash stock-based compensation, the decrease in absolute dollars from 2001 to 2002 for the three-month period was due to a reduction in the use of outside software development contractors.  As a percentage of total revenues, excluding purchased research and technology and non-cash stock-based compensation, research and development expenses were 29.2% and 29.6% in the three and nine months ended September 30, 2002 and 35.4% and 27.5% for the comparable periods of 2001. For the three months, the decrease in expenses as a percentage of total revenues, excluding purchased research and technology and non-cash stock-based compensation, was due to the reduction in outside contractor expense, and the increase for the nine months was due to the lower revenue base in 2002.  During the nine months ended September 30, 2002, we incurred a $1.1 million expense for the purchase of technology to supplement our internal research and development efforts.  There was no such activity in 2001.  Research and development expenses may increase in absolute dollars in future periods should we choose to hire additional development personnel or contractors, purchase technology and/or expand our product development activities.

Sales and Marketing

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

	(in thousands)
Sales and marketing:
Sales and marketing, other	$4,744	$5,022	$13,780	$15,146
Non-cash stock-based compensation	171	352	629	1,259

Total sales and marketing	$4,915	$5,374	$14,409	$16,405

Sales and marketing expenses consist primarily of salaries and related personnel costs, commissions earned by sales personnel, non-cash stock-based compensation, trade shows, travel and other marketing communication costs, such as advertising and other marketing programs. Sales and marketing expenses were $4.9 million and $14.4 million for the three and nine months ended September 30, 2002, respectively, representing decreases of 8.5% and 12.2% from the comparable periods of 2001.  Excluding non-cash stock-based compensation, sales and marketing expenses in 2002 decreased by 5.5% and 9.0% from the three and nine months ended September 30, 2001.  Excluding non-cash stock-based compensation, the decrease in absolute dollars from 2001 to 2002 was due to a reduction in discretionary marketing spending and a reduction in marketing headcount in North America.  For the three-month period, advertising expenses in North America decreased by approximately $160,000 from 2001 to 2002 and personnel related costs, including travel, decreased by approximately $80,000.  For the nine month period, these same expenses decreased by approximately $415,000 and $365,000, respectively.  As a percentage of total revenues, excluding non-cash stock-based compensation, sales and marketing expenses were 39.4% and 37.8% in the three and nine months ended September 30, 2002 and 45.4% and 38.5%, respectively, in the comparable periods of 2001.  For the three months ended September 30, 2001, the expenses as a percentage of revenue were high due to the drop in revenue post- September 11, which led to lower than expected revenue.   We plan to continue to invest resources in our selling efforts and to execute marketing programs that build the awareness and brand equity of our products.  Depending upon the rate of future revenue growth, sales and marketing expenses may increase in absolute dollars in future periods as a result of increases in commission expense due to revenue growth, the addition of personnel and expanded marketing programs.

General and Administrative

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

	(in thousands)
General and administrative:
General and administrative, other	$1,099	$945	$3,093	$2,918
Non-cash stock-based compensation	271	600	1,026	2,156

Total general and administrative	$1,370	$1,545	$4,119	$5,074

General and administrative expenses consist primarily of non-cash stock-based compensation, salaries and related personnel costs and general operating expenses. General and administrative expenses were $1.4 million and $4.1 million for the three and nine months ended September 30, 2002, respectively, representing decreases of 11.3% and 18.8% from 2001. Excluding non-cash stock based compensation, general and administrative expenses increased 16.3% and 6.0% for the three and nine month periods in 2002 as compared to 2001.  As a percentage of total revenues, excluding non-cash stock based compensation, these expenses were 9.1% and 8.5% for the three and nine month periods in 2002 and 8.5% and 7.4% in the comparable periods of 2001. The increase in general and administrative costs in both absolute dollars and as a percentage of revenue is due primarily to an increase in personnel and related costs in the United Kingdom, which increased approximately $75,000 and $175,000 in 2002 when compared to the three and nine months ended September 30, 2001.  Additionally, the increase as a percentage of total revenues for the nine months ended September 30, 2002 when compared to 2001 was due to lower revenues in 2002.  Depending upon market conditions and related future growth of our sales and operations, general and administrative expenses may increase in absolute dollars in the future should we need to expand our administrative staff and facilities to support larger operations.

Amortization of Goodwill and Other Intangible Assets.     In connection with the acquisitions of Advanced Software Technologies, Inc., EngineeringPerformance, Inc., and the remaining 56% of Embarcadero Europe Ltd., we recorded $21.4 million of goodwill and other intangible assets in the fourth quarter of 2000. The total amortization expense related to these intangibles was approximately $587,000 and $1.8 million in the three and nine months ended September 30, 2002, respectively, and $1.6 million and $4.8 million in the comparable periods of 2001. For the three and nine months ended September 30, 2002, approximately $202,000 and $606,000, respectively, of this amortization expense was recorded as cost of license revenue. The remaining expenses of $385,000 and $1.2 million, respectively, were recorded as operating expenses. The decrease in amortization expense from 2001 to 2002 was due to adoption of SFAS No. 142, which required us to cease goodwill amortization and record impairment charges when appropriate (see discussion in Note 5 to the financial statements).  Other intangible assets, those with identifiable lives, will continue to be amortized over their useful lives, ranging from 2 to 4 years.

Lease Related Impairment Loss.     During the third quarter of 2001, we recorded a provision for an impairment loss of $1.5 million related to office leases in San Francisco and Boston when we decided to abandon and sublease these office spaces in order to streamline operations.  The impairment loss consists of approximately $1.0 million in contractual obligations under the facilities leases, net of estimated sub-lease income from the projected date of abandonment to the end of the lease term.  The remaining $500,000 consists of write-downs to leasehold improvements and other assets attributable to the abandoned space, as well as other expenses related to securing the sublease arrangements.  No such loss was recorded in 2002.

Benefit From (Provision for) Income Taxes.     Benefit from (provision for) income taxes was ($204,000) and ($516,000) in the three and nine months ended September 30, 2002, respectively, and $887,000 and ($947,000) in the comparable periods of 2001.  The increase in the tax provision for the three months is due to the increase in pre-tax income in 2002 compared to the same period in 2001.  The decrease in the provision for income taxes for the nine months is due to the effects of a reduction in non-deductible amortization of goodwill and deferred compensation expenses in 2002 compared to 2001.

Share in Loss of Joint Venture.     In September 2001, we formed a joint venture with Aztec Software, Inc., a California corporation and wholly owned subsidiary of Aztec Software and Technology Services Limited, an Indian software development company publicly traded on the Bombay stock exchange.  The joint venture was established to pursue new product initiatives that fall outside of our and Aztec’s existing product offerings.  In accordance with the terms of the agreement, Embarcadero and Aztec have each contributed $1.0 million to the venture.  We account for this venture under the equity method of accounting.  For our fifty percent share in the loss of the venture in the three and nine months ended September 30, 2002, we recorded zero and $423,000 (net of taxes of zero and $154,000), respectively, as a loss from joint venture, net on our consolidated statement of operations.  The book value of our share in the joint venture’s equity was $16,000 at September 30, 2002.  We do not anticipate making additional contributions to the joint venture.  While the future amount of income or loss recorded from the joint venture may vary, it is not expected to be material.  There can be no assurances that we will realize any income from our investment in this entity.

LIQUIDITY AND CAPITAL RESOURCES

          We have funded our business to date from cash generated by our operations and financings. In April 2000, we completed our initial public offering of common stock, generating net proceeds to us of approximately $43.0 million. At September 30, 2002, we had cash, cash equivalents and short-term investments of $43.5 million.

          Net cash provided by operating activities was $8.4 million and $11.5 million for the nine months ended September 30, 2002 and 2001, respectively.   Although there was a net $3.3 million increase in net income from 2001 to 2002, this increase was offset by a net decrease in non-cash depreciation and amortization charges of $4.0 million, a net decrease in operating assets and liabilities of $1.8 million, and a non-cash lease impairment charge of $1.5 million in 2001.

          Net cash used in investing activities was $11.9 million and $6.2 million for the nine months ended September 30, 2002 and 2001, respectively. In the nine months ended September 30, 2002 and 2001, cash used to purchase property and equipment was $1.8 million and $1.6 million, respectively, and cash used to acquire technology was $950,000 and $4.7 million, respectively.  In the nine months ended September 30, 2002, a $2.0 million previously deferred payment was made in connection with an acquisition completed in 2000, $500,000 was invested in our joint venture with Aztec, and $6.7 million was used to purchase marketable securities.

          Net cash provided by financing activities was $367,000 and $604,000 for the nine months ended September 30, 2002 and 2001, respectively.  For each of the nine-month periods, cash provided by the exercise of stock options under the Company’s stock option plans of $512,000 and $679,000, respectively, was partially offset by $145,000 and $75,000, respectively, used to repurchase shares of the Company’s common stock.  We expect repurchases of the Company’s common stock to increase in the fourth quarter of fiscal 2002 relative to prior periods.

          At September 30, 2002 we had a $3.0 million revolving credit facility with a bank that bears interest at the prime rate and expires on June 2, 2003.  This facility requires that we maintain various quarterly financial covenants including covenants related to tangible net worth, total liabilities and profitability. At September 30, 2002 we were in compliance with all covenants and had no amounts outstanding under this credit facility.

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

RECENT ACCOUNTING PRONOUNCEMENTS

          In June 2002, the FASB issued SFAS No. 146, “Accounting for Exit or Disposal Activities.”  SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for under Emerging Issues Task Force (“EITF”) No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).”  The scope of SFAS No. 146 also includes costs related to terminating a contract that is not a capital lease and termination benefits that involuntarily terminated employees receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract.  SFAS No. 146 will be effective for exit or disposal activities that are initiated after December 31, 2002 and early application is encouraged.  We will adopt SFAS No. 146 during the first fiscal quarter ending March 31, 2003.  Prior to the adoption of SFAS No. 146, the provisions of EITF No. 94-3 shall continue to apply for any exit activity initiated under an exit plan that meet the criteria of EITF No. 94-3.  Upon adoption, SFAS No. 146 will prospectively change the timing of when restructuring charges are recorded from the commitment date to the date that the liability is incurred.    We do not believe that the adoption of SFAS No. 146 will have a material effect on our financial position or results of operations.

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

•	“Large sales of our products and maintenance involve a lengthy sales cycle, which could cause delays in recognizing revenue or the failure to obtain revenue;”

•	“Our operating leverage might affect our profitability;”

•	“We may have future non-recurring charges in the event of goodwill impairment;”

•

“We may be required to change our revenue recognition policies based on changing implementation guidelines and interpretations, which could cause our revenues and operating results to fluctuate unexpectedly;”

•	“If our products do not perform as expected, we may lose customers, our costs will increase and revenues may be delayed or lost;” and

•	“Acquisitions of companies or technologies may result in disruptions to our business.”

Seasonal variations in orders for our products also contribute to fluctuations in our quarterly operating results. These fluctuations are likely to cause corresponding volatility in our stock price, particularly if our operating results vary from analysts’ expectations.

If sales of DBArtisan fall, our revenues and income may decline.

          A large portion of our revenues currently comes from sales of our DBArtisan product. For the nine months ended September 30, 2002 and the years ended December 31, 2001, 2000 and 1999, DBArtisan accounted for approximately 43.1%, 38.7%, 46.6% and 48.3%, respectively, of our domestic license revenues. We expect that sales of DBArtisan will continue to represent a substantial portion of our license revenues for the foreseeable future. In addition, many of our customers initiate a relationship with us by purchasing DBArtisan. If demand for DBArtisan declines due to competition, technological change or other factors, our revenues and income may decline significantly.

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

          The markets into which we sell our products are cyclical and are subject to general economic conditions. The database industry has experienced a downturn due to declines in general economic conditions. For example, a number of companies that sell the database platforms that our products support, including Oracle Corporation, have reduced revenue and earnings expectations.  We believe that the current economic downturn has had an impact on capital spending for database technology and related products. In addition, the aftermath of the terrorist attacks on the United States and the possibility of war with Iraq have contributed to continuing political, economic and other uncertainties that could adversely affect our future revenues and results of operations.

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

          Since fiscal 2001, large sales of our products and maintenance to individual customers have increased. These large sales typically involve sales cycles between 6 and 12 months, which is considerably longer than our historical sales cycle. This lengthy sales cycle is due to the need to educate and convince prospective customers of the value of our products and to gain approval from a variety of constituencies within a prospective customer, including key management personnel. The timing of our revenues has become more difficult to forecast because of this lengthy sales cycle for large sales. We may expend substantial funds and effort to negotiate these sales with prospective customers but then be delayed in concluding, or be unable to conclude, sales of our products and maintenance. Any delay in, or failure to complete, sales in a particular period would reduce our revenues in that period as well as in subsequent periods over which revenues for the sale may be recognized. If our sales cycle unexpectedly lengthens in general or for one or more large sales, it could negatively affect the timing of our revenues and our revenue growth and may cause our revenues and operating results to vary significantly from period to period. If we were to experience a delay on a large order, it could harm our ability to meet our forecasts for a given period.

Our operating leverage might affect our profitability.

         The majority of our operating expenses consist of personnel and related expenses and facility related costs.  These costs are relatively fixed in the short term, and our operating decisions are based in large part on expectations about expected future revenue.  We experience a significant amount of operating leverage, and if we have hired personnel and entered into facilities contracts and then fail to meet our revenue expectations, we would likely have lower than expected earnings per share, which would negatively affect our stock price.

We may have future non-recurring charges in the event of goodwill impairment.

          We adopted SFAS No. 142 on January 1, 2002 and, as a result, we have ceased amortization of goodwill.   Going forward, we will be required to test our goodwill for impairment on an annual basis or in the event of a significant change in our business.  We performed impairment tests in January and September 2002 and determined that, at those times, there had been no impairment in goodwill.  At September 30, 2002 our net goodwill totaled $10.3 million.  In the future, if we determine that this goodwill has been impaired, we will be required to take a non-recurring charge to write down this asset, which would adversely affect our earnings.

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

          We compete primarily against other providers of application design, database management and data movement software solutions, which include Computer Associates, Quest Software, BMC Software, Rational Software, Informatica Corporation, Ascential Software and other independent software vendors. Our products also compete with products offered by database software manufacturers, including Oracle, Microsoft, Sybase and IBM. Some of these competing products are provided at no charge to their customers. We expect that companies such as Oracle, Microsoft, Sybase and IBM will continue to develop and incorporate into their products applications which compete with our products and may take advantage of their substantial technical, financial, marketing and distribution resources in those efforts. We may not be able to compete effectively with those products or efforts, which could significantly harm our business and operating results.

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

          Our executive officers and directors, in the aggregate, beneficially own 30.0% of our outstanding common stock as of September 30, 2002. These stockholders, if acting together, can influence significantly all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions.

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

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

          Our exposure to market risk for changes in interest rates primarily relates to our investment portfolio, which at September 30, 2002 included fixed-income securities with a fair value of approximately $23.2 million.    The values of these securities are likely to decline if interest rates increase.  However, due to the short maturities of our investments, an immediate 10 percent change in interest rates is not expected to have a material effect on our near-term financial condition or results of operations.

Foreign Exchange Risk

          Our operations are conducted primarily in the United States and are denominated in United States dollars.  A small but growing portion of our sales originate through our European subsidiary and are denominated in British Pounds.  From time to time, we enter into forward exchange contracts to hedge our European balance sheet.  Gains and losses on these contracts are generally recognized in the consolidated statement of operations at the time that the related transactions being hedged are recognized.  Because the effect of movements in currency exchange rates on forward exchange contracts generally offset the related effect on the underlying items being hedged, use of these instruments is not expected to subject the Company to risks that would otherwise result from changes in currency exchange rates.  We do not use derivative financial instruments for trading or speculative purposes.The Company did not enter into any forward exchange contacts in nine months ended September 30, 2002.  Foreign currency gains and losses did not have a material effect on our results of operations in the nine months ended September 30, 2002 or 2001.

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

ITEM 4.      CONTOLS AND PROCEDURES

          Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we have evaluated our disclosure controls and procedures within 90 days prior to the filing date of this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that such disclosure controls and procedures are adequate and effective. There have not been any significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of management’s evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

          We intend to review and evaluate the design and effectiveness of our disclosure controls and procedures on an ongoing basis and to improve our controls and procedures over time and to correct any deficiencies that we may discover in the future.  Our goal is to ensure that our senior management has timely access to all material financial and non-financial information concerning our business.  While we believe the present design of our disclosure controls and procedures is effective to achieve our goal, future events affecting our business may cause us to significantly modify our disclosure controls and procedures.

PART II

OTHER INFORMATION

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

99.1	Certification of Stephen Wong pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of Raj Sabhlok pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K:

None

 SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EMBARCADERO TECHNOLOGIES, INC.

	By:	/s/ RAJ SABHLOK

Raj Sabhlok Chief Financial Officer and Senior Vice President of Corporate Development

Date: November 8, 2002

CERTIFICATION PURSUANT TO RULE 15d-14
OF THE SECURITIES EXCHANGE ACT 0F 1934, AS AMENDED
AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

          I, Stephen Wong, President and Chief Executive Officer of Embarcadero Technologies, Inc., certify that:

          1. I have reviewed this quarterly report on Form 10-Q of Embarcadero Technologies, Inc.;

          2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

          3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

          4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

          6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 8, 2002

/s/ STEPHEN WONG

Stephen Wong President and Chief Executive Officer

CERTIFICATION PURSUANT TO RULE 15d-14
OF THE SECURITIES EXCHANGE ACT 0F 1934, AS AMENDED
AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

          I, Raj Sabhlok, Chief Financial Officer of Embarcadero Technologies, Inc., certify that:

          1. I have reviewed this quarterly report on Form 10-Q of Embarcadero Technologies, Inc.;

          2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

          3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

          4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

          6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 8, 2002

/s/ RAJ SABHLOK

Raj Sabhlok Chief Financial Officer and Senior Vice President of Corporate Development