Form 10-K
period 2002-12-31
EMBARCADERO TECHNOLOGIES INC
filed 2003-03-26
CIK 1107112

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

X	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2002 or

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

☑  Yes               ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2 of the Act).

☐  Yes               ☑  No

Aggregate market value of the voting stock held on June 30, 2002 by non-affiliates of the registrant: $69,528,784. Number of shares of Common Stock outstanding at March 14, 2003: 26,484,323.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the Registrant’s 2003 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

EMBARCADERO TECHNOLOGIES, INC.

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended December 31, 2002

All statements contained in this Annual Report on Form 10-K that are not historical facts are forward-looking statements within the meaning of the federal securities laws that relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “intend,” “potential” or “continue” or the negative of these terms or other comparable terminology. Such statements are only predictions. Risks and uncertainties and the occurrence of other events could cause actual results to differ materially from these predictions. The risks and uncertainties discussed below under “Factors That May Affect Future Results” and elsewhere in this report should be considered carefully in evaluating our business. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, we assume no responsibility for the accuracy and completeness of these statements. We are under no duty to update any of the forward-looking statements after the date of this report or to adjust these statements to reflect actual results.

PART I

Item 1.	Business

Overview

We provide software products that enable organizations to effectively manage their database infrastructure and manage the underlying data housed within that infrastructure. Our Database Administration, Enterprise Data Architecture, Enterprise Data Integration and Performance Management products offer customers comprehensive solutions for managing the database life cycle, which is the process of creating, optimizing and managing the databases that support critical business applications. By simplifying the management of the database life cycle, our products allow organizations to ensure the availability, performance and reliability of their critical business applications and extract maximum value from their corporate data.

Industry Background

Organizations are increasingly dependent upon technology and automation to process, maintain and analyze critical business information. This has led to acceleration in the quantity of data that organizations generate and touch each year. Organizations can gain competitive advantages from their corporate data, provided that such data is effectively gathered, stored, managed and analyzed. Corporate data is often housed in disparate systems and gathered from a variety of sources, whether via the Internet, custom built applications, distributed systems or traditional mainframe systems. Organizations are conducting more and more business electronically, whether with their customers or other businesses, and this electronic means of collecting customer information continues to grow in importance. Businesses are becoming increasingly reliant on their enterprise applications to run critical parts of their operations and collect important customer and market information in order to strengthen their competitive position. This makes managing the performance of key production systems, both new and existing, a top priority for many organizations.

The prominence of the Internet as a means of conducting electronic business has fundamentally changed how organizations gather, manage and distribute information. This presents a new set of business and technology challenges. As technology advances, users of information- both internal and external to an organization- come to expect faster and more reliable access to information. Information technology, or IT, departments are faced with limited resources and intense time-to-market pressures coupled with increasing responsibility as the systems they develop play a critical role in managing corporate data. Organizations must ensure that they have the right software applications to meet the needs of those who work with corporate data, whether they are leveraging existing systems or building new applications. Organizations must ensure that these applications are up-and-running with optimal performance. Downtime, whether scheduled or unplanned, must be kept to an absolute minimum. The Internet allows customers to quickly evaluate and switch to competing products or services, thereby increasing the need for successful application performance. A poorly designed or poorly performing application can have significant operational and financial impacts, such as poor customer service, a reduction in brand equity or a significant loss of revenue.

Software applications, whether for technology based initiatives or more traditional business processes, must be designed to provide reliable storage and flexible access to critical business information. Databases, a proven technology for storing and accessing information, provide the essential infrastructure for software applications. Dramatic improvements in the cost and performance of computer hardware and networking technologies have accelerated the proliferation of applications. This proliferation has increased the demands on databases as organizations face numerous business and technology challenges, such as storing massive amounts of customer data, handling increasing numbers of users and utilizing information from disparate systems.

Many organizations struggle to keep pace with simultaneous pressures to enhance and support existing applications, build new applications and manage more data within increasingly complex computing environments. In addition, tight budgets related to the constrained IT spending environment have created a need for software solutions that are adaptive to customer needs, appealing to both novice and experienced users and allowing scalable purchase options to fit short term and long term budget needs. Experienced database and application IT professionals are being asked to do more in less time and less experienced IT personnel are being asked to become more proficient at a faster rate. This strain on IT professionals is compounded by the growing complexity of IT systems and the need to be proficient with different types of database and application environments.

The Data and Database Management Challenge

Traditional software products for managing software applications, their supporting databases and the underlying data do not adequately address the challenges of today’s dynamic business environment. Many of these products:

•	Are designed for expert database administrators and application developers and are therefore too complex for less experienced IT personnel;
•	Require a lengthy installation process and extensive configuration, which increases the time between conception and implementation, making it difficult for organizations to rapidly develop applications and manage information;
•	Are not cost effective and often end up costing more than the applications or systems they are designed to manage; and/or
•	Cannot be used to support all databases or platforms in an organization since they operate only on a single type of database or platform, such as Oracle, when in fact many businesses use databases and platforms from several different vendors to support their enterprise applications and data management.

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

Most traditional products require users to employ different software products with dissimilar user interfaces and capabilities to address each phase of the database life cycle. As a result, we believe that there is a significant opportunity for a suite of integrated products that can manage the database life cycle and fulfill the demands of dynamic business environments. These products should provide the following benefits:

•	Accelerate time-to-market by allowing users to produce effective work results sooner;
•	Enhance the reliability and availability required of today’s business applications;
•	Alleviate the strain on IT resources, especially database professionals and application developers;
•	Enhance the reliability and availability required of today’s business applications;
•	Manage an increasingly diversified and distributed database and application infrastructure; and
•	Maximize the value that can be extracted from existing systems.

The Embarcadero Solution

We provide software products that enable organizations to effectively manage their database infrastructure and the underlying data housed within that infrastructure. Our Database Administration, Enterprise Data Architecture, Enterprise Data Integration and Performance Management products offer customers comprehensive solutions for managing the database life cycle and the underlying corporate data. Our products are designed to work individually as well as together to provide rapid development and optimal performance of applications, which is critical as enterprises deploy and extend their information technology infrastructure. We can bundle our products to offer an integrated database life cycle solution for a particular database, such as Oracle, or to support a multi-vendor database environment, such as Oracle, Microsoft SQL Server and

IBM DB2 UDB databases running simultaneously. Our products are designed to provide maximum flexibility and utility to our customers, adapting from novice to expert users, from single instances to enterprise wide installations and from homogenous environments to multifaceted and complex systems. In addition to facilitating the deployment of new systems, our products allow customers to leverage their existing infrastructure and extract maximum value from their previous investments.

Our products and their core functionality are summarized below:

Product Group	Product Name	Description

Database Administration	DBArtisan	Ensures the availability, performance, security and recoverability of applications through the management of a mix of database types from a single graphical console

	Embarcadero Change Manager	Provides software configuration management for databases by storing accurate records of database changes over time

	Embarcadero Job Scheduler	Enterprise automation solution for the scheduling and management of database jobs and routine tasks

Enterprise Data Architecture	ER/Studio	Captures business requirements and translates them into database applications from a graphical user interface

	ER/Studio Repository	Facilitates real-time, concurrent access to diagrams between ER/Studio users

	Describe	A flexible design and development tool for creating Java and C++ applications that are well integrated with the underlying database technology

Enterprise Data Integration	Data Voyager	Publishes, manages and browses data in relational sets

	DT/Studio	Extracts, transforms and loads data sets from almost any relational or non-relational data set

Performance Management	Rapid SQL	Streamlines the process of developing complex database code in a graphical environment

	Embarcadero SQL Debugger	Add-on product to both DBArtisan and Rapid SQL that extends their functionality to help troubleshoot database-programming errors

	Embarcadero SQL Tuner	An extension to Rapid SQL for troubleshooting and rewriting database logic causing poor performance in applications

	Embarcadero SQL Profiler	Provides the means to identify and isolate performance problems in database applications prior to deployment

	Embarcadero Performance Center	Monitors production databases to avert problems that could affect the availability and performance of mission-critical applications

Our database products support the most widely used database platforms, including Oracle, Microsoft SQL Server, IBM DB2 Universal Database and Sybase, running in Unix, Windows NT and Linux environments.

Our software products:

Develop and Support Critical Business Applications.    By managing the essential infrastructure of databases, our solution allows customers to efficiently create, maintain and enhance applications that meet the rigorous requirements of today’s complex and increasingly distributed business environment. Our design products allow customers to reduce the time between conception and implementation of their enterprise applications. Our data movement products allow customers to transform and move critical information between disparate systems and platforms. Our development products allow companies to create and test complex application code from an easy-to-use graphical user interface. Our administration products ensure the performance, security, availability and recoverability of key business applications across many database platforms.

Increase Utilization of Existing Technology.    Our solution enables organizations to more effectively utilize their existing database and application infrastructure, which is critical in the current environment of intense budgetary scrutiny over IT spending. Most large organizations employ a mix of databases to support their different business applications. We believe our suite of products, with its multi-vendor support, provides the only integrated solution for designing, developing and administering a variety of databases.

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

Facilitate Rapid Adoption.    Since our inception, we have strived to make it easy for our customers to discover, try, purchase and use our products. We design our products to leverage the Internet by promoting downloadable trial versions, enabling the purchase of our products, providing upgrades and offering maintenance directly from our Web site. We also design our products to install rapidly with minimal configuration and to require limited on-going maintenance. Customers can rapidly implement and utilize our products to design, develop and manage the databases that support their critical applications. We believe these factors give our products a competitive advantage relative to most traditional solutions.

Exploit the Proliferation of Corporate Data and Enterprise Applications.    We believe that the growth and strategic importance of electronic commerce and technological innovation in the way that organizations interact with customers and suppliers as well as the increasing the amount of data that corporations need to analyze, access and store requires the development of new applications and simultaneously places increasing demands on existing applications. Our products are designed for, and marketed to, organizations developing, optimizing and administering enterprise applications. Many of our existing customers have increased their purchases of our products to support the development of new applications and optimize the performance of those applications once deployed.

Extend Product Leadership.    We plan to build upon our database and application management and data integration technologies to enhance and expand our product offerings and incorporate new technologies as they are introduced to the market. Additionally, we may enhance our product leadership through the licensing or acquisition of complementary technologies or businesses. Many of our products share a core technology architecture, which we believe provides significant advantages over competing products. This architecture reduces the cost of product development, accelerates the time-to-market for new products and enables us to maintain a common interface across the entire product suite. Our current products already feature a number of important technologies for facilitating the sharing and publishing of applications and information over the Internet, including Java, HTML and XML.

Our customers number in the thousands, including more than ninety of the Fortune 100, and span almost all industries including, but not limited to, financial services, consumer goods and services, healthcare and government. No single customer accounted for ten percent or more of our total revenues in 2002, 2001 or 2000.

Sales and Marketing

North American Sales.    We sell our software in the United States and Canada primarily through both a direct telesales force and a field sales organization, which has allowed us to efficiently build a broad customer base. By leveraging the effective use of the telephone and the Internet for product evaluations and sales, our telesales approach allows us to respond rapidly to customer needs while maintaining an efficient, low-cost sales model. We intend to continue to invest in our telesales organization. Since 2000, we have complemented our telesales force with a focused field sales organization that targets major accounts. The field sales organization, comprised of 29 sales people at the end of 2002, has facilitated further penetration into and better management of large customer accounts and is driving larger sales transactions and enterprise-wide implementations of our products. Sales cycles range between two to three months for departmental sales and up to six to twelve months for larger-scale enterprise-wide implementations. We are also building a channel sales strategy to support sales of newer products, such as DT/Studio, that lend themselves to sales opportunities with partners, systems integrators and other resellers. Revenues from channel sales have been insignificant to date and we cannot estimate future revenue contributions, if any, from our channel partners.

International Sales.    International sales represented 19.2% and 17.2% of our total revenues in 2002 and 2001, respectively, and were generated primarily by Embarcadero Europe Ltd., which manages the sales, marketing, distribution and support of our products in Europe, the Middle East and Africa. In other overseas markets we sell our products through independent distributors and through our sales office in Australia. We have agreements with distributors in various countries in Central and Latin America as well as the Asia Pacific region. Our international distributors perform sales, marketing and technical support functions for their local customers. We intend to increase our international distribution by expanding direct selling efforts through Embarcadero Europe Ltd. and our existing distributors as well as by developing relationships with additional international distributors.

Marketing.    Our marketing efforts focus on generating sales leads and building brand awareness about our products. These efforts include advertising in trade journals, promoting a strong web presence, maintaining an active public relations program, attending user group conferences, participating in major software development and database trade shows and forging partnerships with other technology companies. We intend to continue our marketing efforts directed at IT management in order to facilitate wider deployments of our products. In addition, we expect to enter into more sales and marketing relationships with other companies whose business goals complement our own. We anticipate that these relationships will grow in importance in the future.

Customer Service and Support

Customer Service.    Our customer service department handles customer inquiries about product licensing. Customer service representatives activate customer licenses and manage maintenance renewals. We team customer service representatives with salespeople in order to provide a coordinated approach to customer sales and service requirements.

Technical Support.    Most customers are required to purchase a one-year maintenance and support contract when they purchase a software license. Maintenance and support contracts entitle customers to all product upgrades and technical support during the term of the contract. Our standard maintenance contract covers a 12-month period, is payable in advance and is renewable at the customer’s option.

Technical support is provided for North American customers through our office in San Francisco, California. We currently offer technical support from 6 a.m. to 6 p.m., Pacific Time, Monday through Friday. We deliver technical support by email, fax or telephone. All calls and emails are routed on a first come, first serve basis through an integrated queue, with telephone calls given priority. As sales of our products grow and as new products are delivered, we plan to hire more support personnel and expand our support offerings. The timing of such expansion depends upon growth of sales and timing of new product delivery.

Internationally, our distributors are generally responsible for providing customer service and technical support. Our European subsidiary, Embarcadero Europe Ltd., based in Maidenhead, United Kingdom, provides multilingual support for its customers from 8:30 a.m. to 5:30 p.m., Greenwich Mean Time, Monday through Friday.

Research and Development

During fiscal years 2002, 2001, and 2000, research and development expenses were $14.5 million, $14.7 million and $10.3 million, respectively. These amounts represented 29.5%, 28.5% and 25.0%, respectively, of our total revenues in each of those years. Our research and development efforts are focused on enhancing our existing products as well as developing new applications that enable organizations to manage their corporate data and the systems that support and house that data. Members of our research and development group have extensive experience in databases, database management software, design, performance management and Internet technologies. We organize our research and development staff into discrete engineering teams responsible for specific products, both new development and enhancements to existing products, in each of our product segments. These engineering teams work in four development labs, which are located in San Francisco and Monterey, California, Littleton, Colorado, and Toronto, Ontario, Canada. We supplement our internal software development efforts by using outside contractors and/or purchasing technology when we believe that utilizing such outside resources will help us to complete discrete programming tasks more effectively or efficiently than we can accomplish internally.

Our future success depends largely on our ability to enhance existing products and develop new solutions that reinforce our competitive position and increase our value proposition to customers. We have made and will continue to make substantial financial and organizational investments in research and development. Extensive product development input is obtained through customer feedback, by monitoring evolving user requirements and by evaluating competing products. Our product management group is responsible for translating customer requirements and market opportunities into product development initiatives. Our engineering teams are in turn responsible for executing on these product development initiatives.

Proprietary Rights

We rely on copyright and trademark laws, trade secrets, confidentiality procedures and contractual provisions to establish and protect our proprietary rights. We also enter into confidentiality agreements with employees and consultants and attempt to restrict access to proprietary information on a need-to-know basis.

We license our software products primarily under shrink-wrap licenses delivered electronically with the software products. Shrink-wrap licenses are not negotiated with or signed by individual licensees and purport to take effect upon installation of the product or downloading of the product from the Internet. These measures afford only limited protection. Policing unauthorized use of our products is difficult. In addition, the laws of some foreign countries do not protect our proprietary rights as well as United States laws.

We may have to enter into litigation to enforce our intellectual property rights or to determine the validity and scope of the proprietary rights of others with respect to our rights. We are not aware of any case in which we are infringing on the proprietary rights of others.

Competition

The market for our products is highly competitive, dynamic and subject to rapidly changing technology. We compete primarily against other providers of application design, database management and data movement technologies, which include Computer Associates, Quest Software, BMC Software, IBM/Rational Software, Borland Software Corporation, Informatica Corporation, Ascential Software and other independent software vendors.

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

Employees

As of December 31, 2002, we had 290 employees, 121 of whom were engaged in research and development, 109 in sales and marketing, 29 in customer service and support and 31 in finance and administration. Our future performance depends largely on our continuing ability to attract, train and retain highly qualified technical, sales, service, marketing and managerial personnel. None of our employees is represented by a collective bargaining agreement. We have not experienced any work stoppages and consider our relations with our employees to be good.

Executive Officers

Our executive officers as of March 1, 2003 are shown below.

Name	Age	Position

Stephen R. Wong	43	President, Chief Executive Officer and Chairman of the Board

Raj P. Sabhlok	39	Chief Financial Officer and Senior Vice President of Corporate Development

Walter F. Scott III	35	Vice President of Sales

Stephen R. Wong is one of our co-founders and has served as the Chairman of our Board of Directors since July 1993. From July 1993 until October 1999, Mr. Wong served as our Chief Executive Officer and since June 2000, Mr. Wong has served as our President and Chief Executive Officer. From May 1985 to May 1990, Mr. Wong served as an associate, and subsequently as a partner, of Montgomery Medical Ventures, a venture capital firm, where he specialized in technology transfer and early stage investments. Mr. Wong holds an A.B. degree from Harvard College and an M.B.A. degree from the Harvard Business School.

Raj P. Sabhlok has served as our Chief Financial Officer and Senior Vice President of Corporate Development since January 2000. From March 1995 until December 1999, he served as the Director of Business Development of BMC Software, Inc., an enterprise software company. From February 1988 until February 1995, Mr. Sabhlok held a number of technical, marketing and sales management positions with The Santa Cruz Operation, Inc., a UNIX software development company. Mr. Sabhlok holds a B.A. degree in Mathematics from the University of California, Santa Cruz and an M.B.A. degree from Duke University.

Walter F. Scott III has served as our Vice President of Sales since January 2000. From April 1994 to January 2000, he worked in several executive sales positions including Senior Program Director of Americas Marketing, Sales Manager of Growth Accounts and Senior Sales Representative at BMC Software, Inc., an enterprise software company. Mr. Scott holds a B.A. degree in Marketing and an M.B.A. degree from the University of Maine.

Geographic Information

A summary of domestic and international financial data is set forth in Note 12 to our consolidated financial statements in Item 8, which is incorporated herein by reference. A discussion of factors potentially affecting our domestic and international operations is set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors that May Affect Future Results,” in Item 7, which is incorporated herein by reference.

Additional Information

The address of our Internet Web site is www.embarcadero.com. We make available, free of charge through our Web site, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other periodic SEC reports, along with amendments to all of those reports, as soon as reasonably practicable after we file the reports with the SEC.

Item 2.	Properties

Our headquarters currently occupy approximately 28,200 square feet in San Francisco, California, pursuant to leases that expire in June 2004 and July 2008. Our Colorado office occupies approximately 13,200 square feet in Littleton, Colorado pursuant to a lease that expires in August 2003. We intend to renew our Colorado lease for another three years with terms comparable to or better than our current lease terms. In addition, we maintain a research and development facility of approximately 6,500 square feet in Monterey, California pursuant to a lease that expires in November 2005. We have additional field sales and software development offices in the United States, Canada, the United Kingdom and Australia.

We believe that our facilities are adequate and that, if required, we would be able to lease additional space to accommodate expansion.

Item 3.	Legal Proceedings

In October 2002, The Client Server Factory Inc. filed a claim in the Superior Court for the County of San Francisco alleging causes of action for breach of fiduciary duty for misappropriation and theft of corporate opportunity, fraud, negligent misrepresentation, conspiracy and other similar claims, which are primarily related to alleged activities of Wayne Williams, currently our Chief Technology Officer, and EngineeringPerformance, Inc., prior to November 2000, when we acquired EngineeringPerformance and Mr. Williams joined the company. The complaint names as defendants, in addition to Mr. Williams, Stonegate Insurance Company LTD, a holding company owned by Mr. Williams through which he held his interest in EngineeringPerformance; EngineeringPerformance, Inc. and a related company, EngineeringPerformance, LLC; and the company and Stephen Wong, our President and Chief Executive Officer. Among other things, the complaint alleges that the defendants conspired together to deprive the plaintiff of its proprietary rights to software we acquired from EngineeringPerformance, Inc., which is being used in a product currently under development by the company. The complaint seeks damages in an unspecified amount. We believe that the company’s defenses to the claims are meritorious and we intend to defend ourselves vigorously. However, litigation is uncertain, and we are unable to predict an outcome at this time. Litigation can also be expensive and distract the attention of management.

We may be involved in other legal proceedings arising in the normal course of our business in the future. Although occasional adverse decisions or settlements may occur, we believe that the final disposition of such matters will not have a material adverse effect on our financial position or results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2002.

PART II

Item 5.	Market for the Registrant’s Common Equity and Related Stockholder Matters

Our common stock is traded on the Nasdaq National Market under the symbol “EMBT.” Our common stock began trading on the Nasdaq on April 20, 2000, the date of our initial public offering. The following table sets forth the range of high and low sales prices for each period indicated.

Fiscal 2002	High	Low

First Quarter	$20.05	$13.05

Second Quarter	14.50	5.85

Third Quarter	10.40	4.00

Fourth Quarter	8.67	3.80

Fiscal 2001

First Quarter	$56.00	$13.88

Second Quarter	38.00	10.25

Third Quarter	23.35	7.25

Fourth Quarter	26.39	6.50

Fiscal 2000

Second Quarter (from April 20, 2000)	$36.94	$10.38

Third Quarter	55.50	22.00

Fourth Quarter	66.50	19.88

We had approximately 50 stockholders of record as of December 31, 2002. However, we believe there are significantly more beneficial holders of our common stock.

We have never declared or paid any cash dividends on our capital stock. We currently intend to retain future earnings, if any, for development of our business and do not anticipate that we will declare or pay cash dividends on our capital stock in the foreseeable future.

We made no unregistered sales of our securities during the year ended December 31, 2002.

Item 6.	Selected Consolidated Financial Data

The following selected condensed consolidated financial data should be read in conjunction with our consolidated financial statements and related notes and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report.

	(in thousands, except per share data)

Year Ended December 31,	2002	2001	2000	1999	1998

Condensed Consolidated Statement of Operations Data:
Revenues:

License (includes sales to affiliate of $1,962 and $1,473 in 2000 and 1999, respectively)	$27,486	$32,018	$28,558	$13,406	$6,510

Maintenance	21,811	19,476	12,372	5,446	2,609

Total revenues	49,297	51,494	40,930	18,852	9,119

Cost of revenues:

License	589	774	654	460	321

Amortization of acquired technology	1,684	808	115	—	—

Maintenance	2,245	2,228	1,378	647	251

Total cost of revenues	4,518	3,810	2,147	1,107	572

Gross profit	44,779	47,684	38,783	17,745	8,547

Operating expenses:

Research and development	14,526	14,670	10,257	4,815	2,795

Purchased research and development	1,100	—	—	—	—

Sales and marketing	19,317	21,142	16,205	5,665	2,734

General and administrative	5,432	6,572	9,255	4,985	1,005

Purchased in-process research and development	—	—	7,180	—	—

Amortization of goodwill and other intangible assets(1)	1,321	5,621	815	—	—

Lease related impairment loss	160	1,490	—	—	—

Total operating expenses	41,856	49,495	43,712	15,465	6,534

Income (loss) from operations	2,923	(1,811)	(4,929)	2,280	2,013

Other income, net	658	1,027	1,187	88	52

Expenses related to proposed public offering	—	(350)	—	—	—

Income (loss) before income taxes and share in profit (loss) of joint venture and affiliated company	3,581	(1,134)	(3,742)	2,368	2,065

Provision for income taxes	(687)	(882)	(3,857)	(82)	(45)

Income (loss) before share in profit (loss) of joint venture and affiliated company	2,894	(2,016)	(7,599)	2,286	2,020

Share in profit (loss) of joint venture and affiliated company, net	(480)	(724)	(230)	(100)	8

Net income (loss)	2,414	(2,740)	(7,829)	2,186	2,028

Deemed preferred stock dividend	—	—	(1,218)	—	—

Net income (loss) attributable to common stockholders	$2,414	$(2,740)	$(9,047)	$2,186	$2,028

Net income (loss) attributable to common stockholders per share:

Basic	$0.09	$(0.10)	$(0.36)	$0.11	$0.12

Diluted	$0.08	$(0.10)	$(0.36)	$0.10	$0.10

Weighted average shares used in per share calculation:

Basic	27,046	27,045	24,973	20,070	16,810

Diluted	28,879	27,045	24,973	21,877	21,230

Non-cash stock-based compensation included in the above expenses:

Cost of revenues	$2	$12	$34	$26	$—

Research and development	30	128	333	550	63

Sales and marketing	803	1,557	3,509	277	27

General and administrative	1,236	2,658	6,045	3,408	9

	$2,071	$4,355	$9,921	$4,261	$99

(1)	Operating expenses for 2001 and 2000 included goodwill amortization of $2,885 and $425,repsectively. In accordance with SFAS No. 142, effective January 1, 2002, we ceased amortization of goodwill.

	(in thousands)

As of December 31,	2002	2001	2000	1999	1998

Consolidated Balance Sheet Data:

Cash and cash equivalents	$15,870	$23,371	$34,745	$1,804	$13

Short-term investments	27,893	16,532	—	—	—

Working capital	38,808	31,155	31,059	(256)	(578)

Total assets	76,715	73,845	69,977	6,648	2,706

Notes payable to stockholders	—	—	—	1,000	—

Total stockholders’ equity (deficit)	62,200	59,482	56,261	748	(216)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We provide software products that enable organizations to effectively manage their database infrastructure and manage the underlying data housed within that infrastructure. Our Database Administration, Enterprise Data Architecture, Enterprise Data Integration and Performance Management products offer customers comprehensive solutions for managing the database life cycle, which is the process of creating, optimizing and managing the databases that underlie critical business applications. By simplifying the management of the database life cycle, our products allow organizations to ensure the availability, performance and reliability of their critical business applications and to maximize the value they extract from their corporate data.

We were incorporated in California as Client Worx, Inc. in July 1993 and changed our name to Embarcadero Technologies, Inc. in October 1993. We reincorporated in Delaware in February 2000 and completed our initial public offering in April 2000.

Sources of Revenue and Revenue Recognition Policy

Revenues are primarily derived from software license fees and related maintenance and support contracts. Revenues from software license fees are recognized upon shipment, when terms are F.O.B. shipping point, provided that evidence of an arrangement exists, the fee is fixed or determinable and collection of the resulting receivable is probable. Maintenance and support contracts generally cover a one-year term and are paid for in advance. Revenues from maintenance and support contracts are recognized ratably over the contract term.

We use a purchase order, a pre-payment via check, wire or credit card, a signed license agreement or other persuasive evidence as substantiation of an arrangement.

For arrangements with multiple obligations (e.g. undelivered maintenance and support contracts and consulting and training services bundled with licenses), we allocate revenue to the delivered elements of the arrangement using the residual value method based on objective evidence of the fair value of the undelivered elements, which is specific to us. The vendor specific objective evidence of fair value for maintenance and support obligations related to licenses is based upon the prices paid for the separate renewal of these services by the customer. Vendor specific objective evidence of the fair value of other services, primarily consulting and training services, is based upon separate sales of those services.

Customers are generally granted payment terms of net thirty days, but some payments are collected via check, wire or credit card at the time an order is placed.

Products may be sold through resellers and distributors in the United States and certain international markets.

Revenues from software license fees and maintenance contracts sold through resellers or distributors are recognized on the sell-through method. Distributors purchase products to fulfill specific customer orders and generally do not hold inventory of our products.

License revenues include the nominal shipping and handling charges associated with most license orders. Actual shipping costs that we incur are included in cost of revenue.

We sell our software and related maintenance services directly through our telesales and field sales organizations in the United States and the United Kingdom, and indirectly through our distribution partners worldwide. We intend to continue to expand our international sales activities in an effort to increase revenues from foreign sales.

Our license and maintenance revenues, results of operations, cash flows from operations and financial condition could be adversely affected in future periods by a continued downturn in global economic conditions as well as increased competitive pressures.

RESULTS OF OPERATIONS

The following condensed table sets forth, for the periods indicated, the percentage relationship of certain items from our consolidated statements of operations to total revenues:

Year Ended December 31,	2002	2001	2000

Revenues:

License	55.8%	62.2%	69.8%

Maintenance	44.2	37.8	30.2

Total revenues	100.0	100.0	100.0

Cost of revenues:

License	1.2	1.5	1.6

Amortization of acquired technology	3.4	1.6	0.3

Maintenance	4.6	4.3	3.4

Total cost of revenues	9.2	7.4	5.3

Gross profit	90.8	92.6	94.7

Operating expenses:

Research and development	29.5	28.5	25.0

Purchased research and development	2.2	—	—

Sales and marketing	39.2	41.0	39.6

General and administrative	11.0	12.8	22.6

Purchased in-process research and development	—	—	17.5

Amortization of goodwill and other intangible assets	2.7	10.9	2.0

Lease related impairment loss	0.3	2.9	—

Total operating expenses	84.9	96.1	106.7

Income (loss) from operations	5.9	(3.5)	(12.0)

Other income, net	1.4	2.0	2.9

Expenses related to proposed public offering	—	(0.7)	—

Income (loss) before income taxes and share in loss of joint venture and affiliated company	7.3	(2.2)	(9.1)

Provision for income taxes	(1.4)	(1.7)	(9.4)

Income (loss) before share in loss of joint venture and affiliated company	5.9	(3.9)	(18.5)

Share in loss of joint venture and affiliated company, net	(1.0)	(1.4)	(0.6)

Net income (loss)	4.9	(5.3)	(19.1)

Deemed preferred stock dividend	—	—	(3.0)

Net income (loss) attributable to common stockholders	4.9%	(5.3)%	(22.1)%

Years Ended December 31, 2002, 2001  and 2000

Revenues

Total Revenues.    Total revenues were $49.3 million, $51.5 million and $40.9 million for 2002, 2001 and 2000, respectively, representing a decrease of 4.3% from 2001 to 2002 and an increase of 25.8% from 2000 to 2001.

License.    License revenues were $27.5 million, $32.0 million and $28.6 million for 2002, 2001 and 2000, respectively, representing a decrease of 14.2% from 2001 to 2002 and an increase of 12.1% from 2000 to 2001. The increase from 2000 to 2001 was due to an increase in the number of licenses sold, resulting from greater market acceptance of our products, greater breadth of product offerings and an increase in sales staff and sales staff productivity. The decrease in license revenues from 2001 to 2002 was due to unfavorable changes in macro-economic conditions and the resulting impact on IT related spending. Customers have been faced with shrinking budgets and tighter internal spending controls, which has led to a reduction in IT spending and has impacted not only our license sales but also those of the software industry as a whole. Future license revenues cannot be predicted and will vary based on IT spending patterns, acceptance of our products, competitive conditions and other related factors.

Maintenance.    Maintenance revenues were $21.8 million, $19.5 million and $12.4 million for 2002, 2001 and 2000, respectively, representing increases of 12.0% from 2001 to 2002 and 57.4% from 2000 to 2001. The increase in each year was due to increases in the number of licenses sold and the corresponding growth in our customer base and maintenance renewals. The slow down in the rate of growth in 2002 correlates to the decrease in license revenues, as fewer license sales translated into fewer opportunities to sell the corresponding maintenance services. Maintenance revenues are a factor of both new licenses sold and the renewal rate for existing licenses. Future license sales as well as the percentage of existing license holders who opt to renew their maintenance agreements in the future will impact the growth rate of maintenance revenues.

Cost of Revenues

License.    Cost of license revenues consists primarily of amortization of capitalized research and development expenses, royalties, credit card merchant fees and product media and packaging. Cost of license revenues were $589,000, $774,000 and $654,000 for 2002, 2001 and 2000, respectively, representing a decrease of 23.9% from 2001 to 2002 and an increase of 18.3% from 2000 to 2001. Cost of license revenues represented 2.1%, 2.4% and 2.3% of license revenues in 2002, 2001 and 2000, respectively. The increase in absolute dollars from 2000 to 2001 was due to an increase in the number of licenses sold. The decrease in cost of license revenues in absolute dollars and as a percentage of license revenues from 2001 to 2002 was due primarily to a decrease in royalty expenses of approximately $125,000, a decrease in U.S. credit card merchant fees of approximately $36,000 and a decrease of approximately $98,000 in U.S. product media and packaging, partially offset by an increase of $107,000 in amortization related to capitalized research and development expenses. Cost of license revenues as a percentage of license revenues may vary in the future depending on the mix of internally developed versus externally licensed products and the volume and mix of completed license transactions. Additionally, if products for which some research and development costs have been capitalized come to market (see “Capitalized software development costs” in Note 1 to our consolidated financial statements), the related amortization expense over the life of the product will increase cost of license revenues in absolute dollars and may increase cost of license revenues as a percentage of license revenues.

Amortization of acquired technology.    This amortization relates to technology acquired from third parties that was deemed to have reached technological feasibility at the date of acquisition and was therefore capitalized (see “Capitalized software development costs” in Note 1 to our consolidated financial statements). This expense was $1.7 million, $808,000 and $115,000 for 2002, 2001 and 2000, respectively. The $1.7 million of amortization expense in 2002 consisted of $876,000 related to technology acquired in 2001 and 2002 but put into service in 2002 and $808,000 related to the acquisition of Advanced Software Technologies, Inc. in the fourth quarter of 2000. In both 2001 and 2000, the entire amortization expense related to the acquisition of Advanced Software Technologies.

Maintenance.    Cost of maintenance revenues consists primarily of customer support personnel and related expenses, including payroll, employee benefits and allocated overhead. Cost of maintenance revenues were $2.2 million, $2.2 million and $1.4 million for 2002, 2001 and 2000, respectively, representing increases of 0.8% from 2001 to 2002 and 61.7% from 2000 to 2001. Cost of maintenance revenues represented 10.3%, 11.4% and 11.1% of maintenance revenues in 2002, 2001 and 2000, respectively. The increase in absolute dollars and as a percentage of revenues from 2000 to 2001 was due primarily to an increase in the number of customer support personnel hired to service our expanding worldwide customer base and the associated increase in overhead allocation. In 2002, we increased maintenance revenues while keeping the number of related personnel flat, realizing economies of scale and increased utilization of the personnel hired in 2001. As we hire more support personnel to support our expanding product line and customer base, we expect cost of maintenance revenues to increase in absolute dollars and potentially to increase as a percentage of maintenance revenues if the additional personnel are hired in advance of an increase in the related revenues.

Operating Expenses

Research and Development.    Research and development expenses consist primarily of personnel and related expenses, including payroll, employee benefits, allocated overhead and non-cash stock-based compensation, as well as expenses related to outside software development contractors. Research and development expenses were $14.5 million, $14.7 million and $10.3 million for 2002, 2001 and 2000, respectively, representing a decrease of 1.0% from 2001 to 2002 and an increase of 43.0% from 2000 to 2001. As a percentage of total revenues, research and development expenses were 29.5%, 28.5% and 25.0% in 2002, 2001 and 2000, respectively. The increase in absolute dollars and as a percentage of revenues from 2000 to 2001 was due primarily to an increase in the number of personnel in our research and development organization, both domestically and in our research and development facility in Canada, and the associated increase in overhead allocation, which in total increased by approximately $4.2 million. The increase in personnel was due to hiring as well as the inclusion of personnel absorbed through acquisitions in the fourth quarter of 2000. The increase as a percentage of revenues from 2001 to 2002 was due to the lower total revenues realized in 2002. In absolute dollars, research and development expenses were consistent from 2001 to 2002. We may increase research and development expenses in future periods if we hire additional research and development personnel, use more contractors and/or choose to expand our product development activities.

Purchased Research and Development.    Purchased research and development consists of technology purchased from third parties. From time to time, we purchase technology to supplement our research and development efforts and to leverage the resources available to us. Such purchases are for the rights, titles, and interest in the technology. If we determine that the purchased software has not reached technological feasibility, we expense the cost of the technology in the year of the purchase (see “Capitalized software development costs” in Note 1 to our consolidated financial statements for a discussion of when purchased technology is expensed versus capitalized).

In 2002, we spent $1.1 million to purchase technology to incorporate into products that had not reached technological feasibility. We had no alternative use for this purchased technology. These products were subsequently released in 2002, and there are no related contractual obligations for future purchases of technology. No comparable expense was incurred in 2001 or 2000. We may choose to purchase additional technology in the future based on our development needs and our decisions to internally build technology versus purchase technology from third parties. Our past purchases and integration of research and development did not created a material strain on our financial or personnel resources. However, if we choose to purchase additional research and development in the future, such purchases may have a material effect on our financial and/or personnel resources.

Sales and Marketing.    Sales and marketing expenses consist primarily of personnel and related expenses, commissions earned by sales personnel, non-cash stock-based compensation, trade shows, travel and other marketing communication costs, such as advertising and other marketing programs. Sales and marketing expenses were $19.3 million, $21.1 million and $16.2 million for 2002, 2001 and 2000, respectively, representing a decrease of 8.6% from 2001 to 2002 and an increase of 30.5% from 2000 to 2001. As a percentage of total revenues, sales and marketing expenses were 39.2%, 41.0% and 39.6% in 2002, 2001 and 2000, respectively. Excluding non-cash stock- based compensation, sales and marketing expenses as a percentage of total revenues were 37.6%, 38.0% and

31.0% in 2002, 2001 and 2000, respectively. The increase in absolute dollars and as a percentage of revenues from 2000 to 2001 was due to an increase in headcount and related expenses due to the expansion of our field sales organization. The decrease in absolute dollars from 2001 to 2002 was due to a reduction in non-cash stock-based compensation of $754,000 as well as a decrease of approximately $1.5 million in marketing costs due to reductions in discretionary marketing spending. The decrease in these expenses was slightly offset by an increase in sales personnel and related expenses as we continued to build out our field sales organization. We expect to release new products in 2003. When and if these products are released, we may increase our marketing efforts to promote the new products and hire new sales personnel to expand our sales capacity, which would lead to an increase in sales and marketing expense in future periods.

General and Administrative.    General and administrative expenses consist primarily of salaries and related personnel expenses, general operating expenses and non-cash stock-based compensation. General and administrative expenses were $5.4 million, $6.6 million and $9.3 million for 2002, 2001 and 2000, respectively, representing decreases of 17.3% from 2001 to 2002 and 29.0% from 2000 to 2001. As a percentage of total revenues, general and administrative expenses were 11.0%, 12.8% and 22.6% in 2002, 2001 and 2000, respectively. Excluding non-cash stock based compensation, general and administrative expenses as a percentage of total revenues were 8.5%, 7.6% and 7.8% in 2002, 2001 and 2000, respectively. The decrease in absolute dollars and as a percentage of revenues from 2000 to 2001 was due to a decrease in non-cash stock-based compensation of $3.4 million that was partially offset by an increase in the bad debt reserve of $240,000 and an increase of approximately $261,000 in director’s and officer’s insurance expense. Additionally, there was an increase of approximately $200,000 due to the inclusion of a full year of general and administrative expenses from our European subsidiary, which was acquired in the fourth quarter of 2000. The decrease in absolute dollars from 2001 to 2002 was due to a $1.4 million decrease in non-cash stock-based compensation that was partially offset by an increase in expenses in our European subsidiary of approximately $272,000. General and administrative expenses, excluding amortization of non-cash stock-based compensation, may increase in absolute dollars if we need to expand our administrative staff and facilities to support future growth in our operations.

Purchased In-Process Research and Development.    In November 2000, we acquired Advanced Software Technologies, Inc. for $13.4 million in cash. In connection with this acquisition, we expensed $1.2 million of purchased in-process research and development. The in-process technology related to two identifiable projects: a major version release of Advanced Software Technologies’ GDPro product (Project A) and a new software product featuring design and documentation features (Project B). The purchased in-process research and development for each project was $750,000 and $450,000, respectively. The projects were approximately 25% and 30% complete, respectively, at the time of the acquisitions, with significant remaining development efforts necessary to complete the projects. These efforts included: enhancing and broadening support of large-team, multi-user functions; broadening use to integrated development environments; and integrating these products with our existing technology. In June 2001, we completed Project A and, in conjunction with its general release, we renamed GDPro as “Describe.” Due to a change in our development priorities, we ceased development efforts on Project B in June 2001. There were no additional obligations associated with Project B at that date.

Also in November 2000, we acquired EngineeringPerformance, Inc. for $7.9 million in cash and 50,000 shares of our common stock. In connection with this acquisition, we expensed $6.0 million of purchased in-process research and development. The in-process technology related to a software product that is designed to be used to test and analyze the performance of e-business applications. The project was approximately 35% complete at the time of the acquisition, with significant remaining development efforts necessary to complete the project. These efforts included extending support to cover all industry standard protocols and maximizing capability and compatibility across multiple platforms. In order to enhance the scope of this project, we have significantly expanded development efforts since the acquisition. The expanded requirements have pushed the release date of the project from 2001 to the second half of 2003. We believe the development effort required to complete the project and the associated delay has not had a material effect on our return on investment projections.

The values assigned to the in-process research and development described above were based on established valuation techniques. At the time of the acquisitions, the in-process research and development was expensed as a non-recurring charge, as the in-process technology had not yet reached technological feasibility and had no alternative future use. The fair value allocation to in-process research and development was determined by:

•	identifying the research project for each acquisition for which technological feasibility had not been achieved and which had no alternative future use at the acquisition date;
•	estimating the additional costs to be incurred to develop the in-process research and development into commercially viable products;
•	assessing the stage and expected date of completion of the research and development effort at the acquisition date; and
•	estimating the resulting net cash flows, and then estimating the net present value of the cash flows back to their present value.

The discount rate includes a risk-adjusted rate to take into account the uncertainty surrounding the successful development of the purchased in-process technology. The discount rate applied to the project cash flows was 24% for the in-process technology of Advanced Software Technologies, Inc. and 35% for EngineeringPerformance, Inc. The valuation for Advanced Software Technologies, Inc. includes cash-inflows from in-process technology through 2004 with revenues projected to commence in 2000 and 2002 from the respective projects. When performed, the valuation for EngineeringPerformance, Inc. included cash-inflows from in-process technology through 2005 with revenues projected to commence in 2001. We believe that the estimated in-process technology amounts represent fair value and do not exceed the amount a third-party would pay for the projects.

We had no charges for purchased in-process research and development in 2002 or 2001. Purchased in-process research and development costs in future years will depend entirely upon acquisition activities and cannot be estimated in advance of an acquisition.

Amortization of Goodwill and Other Intangible Assets.    In connection with the acquisitions of Advanced Software Technologies, Inc., EngineeringPerformance, Inc., and the remaining 56% of Embarcadero Europe Ltd., we recorded $21.4 million of goodwill and other intangible assets in the fourth quarter of 2000. The total related amortization expense in 2002, 2001 and 2000 was $2.1 million, $6.4 million and $930,000, respectively. $808,000, $808,000 and $114,000 of this amortization expense was recorded as cost of license revenues in 2002, 2001 and 2000, respectively. The remaining $1.3 million, $5.6 million and $815,000 of expense in 2002, 2001 and 2000, respectively, was recorded as an operating expense and includes goodwill amortization of $2.9 million and $425,000 in 2001 and 2000, respectively. We ceased amortization of goodwill when we adopted Statement of Financial Accounting Standards (“SFAS”) No. 142 effective January 1, 2002 (see “Goodwill” in Note 1 to our consolidated financial statements). We performed our annual goodwill impairment test on September 1, 2002. The results of the analysis showed that goodwill was not impaired.

Going forward, we will test our goodwill for impairment on an annual basis or in the event of a significant change in our business. If, in the future, we determine that our goodwill is impaired, we will be required to take a non-recurring charge at the date of impairment to write down this asset. The dollar amount of such potential future charge, if any, cannot currently be estimated. The amortization expense associated with the intangible assets of $1.5 million, net related to acquired technology is expected to be $808,000 in 2003 and $692,000 in 2004 and will be recorded as cost of license revenues.

Lease Related Impairment Loss.    In 2001, we recorded an impairment loss of $1.5 million related to office leases in San Francisco and Boston when we decided to abandon and sublease these office spaces in order to streamline operations. The impairment loss consists of approximately $1.0 million in contractual obligations under the facilities leases, net of estimated sublease income from the projected date of abandonment to the end of the lease term. The remaining $500,000 consists of write-downs to leasehold improvements and other assets attributable to the abandoned space, as well as other expenses related to securing the sublease arrangements. When we recorded the lease related impairment loss, we made estimates about sublease costs and income. In 2002, based on changes in the commercial real estate market in San Francisco, we recorded an additional $160,000 in impairment charges to cover lower than expected sublease income. At December 31, 2002 we had a balance of $795,000 in accrued restructuring costs for future facilities lease charges. The San Francisco leases expire in 2004, and the Boston leases expire in 2007. Each reporting period we will review these estimates and, to the extent that these assumptions change due to unfavorable changes in the market, the ultimate restructuring expenses for these abandoned facilities could increase in the future.

Other income, net.    Other income, net consists primarily of interest income and was $658,000, $1.0 million and $1.2 million in 2002, 2001 and 2000, respectively. The decrease from 2001 to 2002 was due to a significant decrease in interest rates, which negatively impacted our interest income.

Provision for Income Taxes.    Provision for income taxes was $687,000 in 2002, $882,000 in 2001 and $3.9 million in 2000. The effective income tax rate was 19.2%, (77.9%) and (103.1%) in 2002, 2001 and 2000, respectively. The decrease from 2000 to 2001 is primarily the result of an increase in research and development tax credits resulting from increases in qualified research and development expenses. The decrease in the tax provision from 2001 to 2002 is due a reduction in amortization expense for items that are not deductible for federal and state income tax purposes, including amortization of deferred stock-based compensation and goodwill.

Share in Loss of Joint Venture and Affiliated Company.    In September 2001, we formed a joint venture with Aztec Software, Inc., a California corporation and wholly owned subsidiary of Aztec Software and Technology Services Limited, an Indian company publicly traded on the Bombay stock exchange. In accordance with the terms of the agreement, Embarcadero and Aztec Software, Inc. each contributed $1.0 million to the venture. We account for this venture under the equity method of accounting (see “Basis of Presentation” in Note 1 to our consolidated financial statements). For our fifty percent share in the loss of the venture in the years ended December 31, 2002 and 2001, we recorded $480,000, net of a tax benefit of $114,000 and $724,000, net of a tax expense of $317,000, respectively, as a loss from joint venture and affiliated company in our consolidated statements of operations. As of December 31, 2002, our investment in this entity was zero and we had no remaining commitments to the entity. We do not expect to realize any future income from our investment in this entity.

LIQUIDITY AND CAPITAL RESOURCES

We have funded our business to date from cash generated by our operations and proceeds from sales of equity. In April 2000, we completed our initial public offering of common stock, generating net proceeds to us of approximately $43.0 million. As of December 31, 2002, we had cash, cash equivalents and short-term investments of $43.8 million.

Cash provided by operating activities was $11.8 million, $14.3 million and $15.1 million for 2002, 2001 and 2000, respectively. The $2.5 million decrease from 2001 to 2002 resulted from a $5.2 million decrease in non-cash depreciation and amortization charges, a $1.5 million decrease in the tax benefit from disqualifying dispositions of stock options and a $1.3 million decrease in non-cash lease impairment charges in 2001, offset by a $5.2 million increase in net income and a $500,000 net increase in deferred income taxes. The $848,000 decrease from 2000 to 2001 resulted from a $7.2 million decrease due to the purchase of in-process technology related to our acquisitions in 2000 and a $3.4 million decrease in the tax benefit from disqualifying dispositions of stock options, offset by a decrease in net loss of $5.1 million, an increase in non-cash depreciation and amortization charges of $938,000, a $1.9 million net increase in operating assets and liabilities, a $1.5 million lease related impairment loss in 2001 and a $500,000 increase in share in loss of affiliated company.

In 2002, our net income was reduced by a number of non-cash expense items. These items include depreciation and amortization of property and equipment and intangible assets, amortization of deferred stock-based compensation and provisions for doubtful accounts. To the extent that these non-cash items increase or decrease and positively or negatively impact our future operating results, there will be no corresponding impact on our cash flows.

Our primary source of operating cash flow is the collection of accounts receivable from our customers and the timing of payments to our vendors and service providers. We measure the effectiveness of our collections efforts by an analysis of average accounts receivable days outstanding (“days outstanding”). Collections of accounts receivable and related days outstanding will fluctuate in future periods due to the timing and amount of our future revenues, payment terms extended to our customers and the effectiveness of our collection efforts.

Our operating cash flows may be impacted in the future by the timing of payments to our vendors for accounts payable. We typically pay our vendors and service providers in accordance with their invoice terms and conditions. The timing of cash payments in future periods will be impacted by the nature of accounts payable arrangements and management’s assessment of our cash inflows.

Net cash used in investing activities was $16.8 million, $25.0 million and $27.0 million for 2002, 2001 and 2000, respectively. In all three years, cash used in investing activities included cash used to purchase property and equipment. In 2002 and 2001, $11.3 million, net and $16.5 million, net, respectively, was used to purchase short-term investments, and $490,000 and $5.4 million, respectively, was used to acquire technology. In each of 2002 and 2001, $500,000 was invested in a joint venture (see Note 4 to our consolidated financial statements). In 2002, $2.6 million was used to make deferred payments in connection with acquisitions made in 2000. In 2000, $24.3 million of cash was used to acquire other entities as described below. We do not have any further deferred payments related to our past acquisitions. We may continue to invest in short-term investments, and we may acquire additional technology in the future.

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

Net cash provided by (used in) financing activities was $(2.6) million in 2002, $(782,000) in 2001, and $44.8 million in 2000. In 2002 and 2001, $3.3 million and $1.8 million, respectively, was used to repurchase our common stock. This use of cash was partially offset in 2002 and 2001 by $760,000 and $1.0 million, respectively, provided by exercises of stock options under our stock option plan. Net cash provided by financing activities in 2000 came predominately from $43.0 million in net proceeds from our initial public offering of common stock and to a lesser extent from the proceeds from the sale of our Series A preferred stock and the exercise of stock options under our stock option plan. Since December 31, 2002 we have continued to use cash to buy back shares of our common stock and we may continue to do so in the future.

We have a $3.0 million revolving credit facility with a bank that bears interest at the prime rate and expires on June 2, 2003. This facility requires that we maintain various quarterly financial covenants including covenants related to tangible net worth, total liabilities and profitability. At December 31, 2002 we were in compliance with all covenants and had no amounts outstanding under this credit facility. We have no immediate plans to borrow any amounts under this credit facility.

We had net deferred tax assets totaling $2.8 million at December 31, 2002. We believe that these assets will be realizable in the future.

In September 2001, our Board of Directors authorized a stock repurchase program of up to 1,000,000 shares of our common stock. In July 2002, our Board of Directors amended the stock repurchase program, allowing us to repurchase 2,000,000 shares from that date forward. In the year ended December 31, 2002, we repurchased approximately 713,000 shares at a cost of approximately $3.3 million.

At December 31, 2002, our only contractual obligations consisted of facility lease commitments and operating leases for office equipment. Future minimum lease payments are as follows (in thousands):

Year Ending December 31,	Operating Leases

2003	$2,129

2004	1,789

2005	1,597

2006	1,469

2007	1,423

Thereafter	510

Total minimum lease payments	$8,917

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

CRITICAL ACCOUNTING POLICIES

A detailed discussion of our significant accounting policies can be found in Note 1 to our consolidated financial statements. The impacts and risks associated with our accounting policies are discussed throughout this Annual Report on Form 10-K and in the notes to the financial statements. Critical accounting policies are those that require significant judgment and/or estimates by management at the time that financial statements are prepared such that materially different results might have been reported if other assumptions had been made. Below is further discussion of the polices that we consider to be our critical accounting policies.

Revenue Recognition.    Our revenues are principally derived from software license sales and related maintenance and support contracts. Customers that license our software products also generally purchase maintenance and support contracts that provide software updates and technical support over a stated term, usually one year. We sell packaged software products that generally do not require us to perform any special installation or integration services.

We primarily sell our products through our direct sales force. Our products are sold under a perpetual license model. Updates and upgrades to our products are made available to customers who have purchased maintenance and support contracts. We do not recognize revenues for refundable fees or agreements with cancellation rights until such rights to refund or cancellation have expired.

We recognize revenues in accordance with Statement of Position (SOP) 97-2, “Software Revenue Recognition,” as amended by SOP 98-4 and SOP 98-9. We recognize revenues when all of the following criteria are met: persuasive evidence of an arrangement exists; delivery of the product has occurred, typically upon shipment, when terms are F.O.B. shipping point; no significant implementation obligations by us remain; the fee is fixed and determinable; and collectibility is probable.

At the time of the transaction, we assess whether the fee associated with our revenue transactions is fixed and determinable and whether or not collection is probable. We assess whether the fee is fixed and determinable based on the payment terms associated with the transaction. If a significant portion of a fee is due after our normal payment terms, which are typically 30 days from invoice date but in some cases may be 45 or 60 days, we account for the fee as not being fixed and determinable. In these cases, we recognize revenue as the fees become due.

We assess collectibility based on a number of factors, including past transaction history with the customer and the credit-worthiness of the customer. We do not request collateral from our customers. If we determine that collection of a fee is not probable, we defer the fee and recognize revenue at the time collection becomes probable, which is generally upon receipt of cash.

For arrangements with multiple obligations (e.g. undelivered maintenance and support contracts and consulting and training services bundled with licenses), we allocate revenue to the delivered elements of the arrangement using the residual value method based on objective evidence of the fair value of the undelivered elements, which is specific to us. The vendor specific objective evidence of fair value for the ongoing maintenance and support obligations for the licenses are based upon the prices paid for the separate renewal of these services by the customer. Vendor specific objective evidence of the fair value of other services, primarily consulting and training services, is based upon separate sales of these services.

Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue. Deferred revenue, which consists primarily of maintenance and support services that customers have contracted for in advance but for which revenue has not been recognized, is recognized ratably over the maintenance and support term, typically one year, or as other requirements requiring deferral under SOP 97-2 are satisfied.

Joint Venture Accounting.    We have a fifty percent interest in a joint venture that is primarily engaged in software development. Our investment in this joint venture is accounted for under the equity method of accounting and, accordingly, we recognize fifty percent of the income or loss from this venture in our consolidated statements of operations. The joint venture was formed in the third quarter of 2001 and generated losses in 2001 and 2002. We have the right of first refusal to purchase any software developed by the joint venture. If we exercise this right of first refusal, or if an independent third party purchases software from the joint venture, we will benefit in the form of income, or reduced loss, from the joint venture through our fifty percent interest in the venture. If we purchase software from the joint venture that has reached technological feasibility in accordance with the provisions of SFAS No. 86 (see discussion below under “Capitalized Research and Development Costs”), the costs will be recorded on our financial statements as capitalized research and development. If the purchased software is not deemed to have reached technological feasibility, the costs will be recorded as purchased research and development expense.

Aztec Software, Inc. owns the remaining fifty percent interest in this venture. In 2002 and 2001, much of our purchased technology was acquired from Aztec. In addition, Aztec is one of our customers. All transactions with Aztec were conducted at arms-length and were recorded at their fair value.

Capitalized Research and Development Costs.     Capitalized research and development costs include certain costs associated with acquiring and developing the technology used in our licensed products.

Research and development costs are capitalized in accordance with the provisions of SFAS No. 86, “Accounting for Costs of Computer Software to be Sold, Leased or Otherwise Marketed,” which requires capitalization of research and development costs only after technological feasibility has been established. We consider technological feasibility to have been established when a working model that includes all significant planned features and functionality exists. Accordingly, purchased technology is capitalized if it has reached technological feasibility at the time of acquisition; costs of developed technology are capitalized after technological feasibility is reached.

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

Our capitalized software costs were $4.8 million, net at December 31, 2002. A discussion of our policies related to capitalized software can be found in Note 1 to our consolidated financial statements under the heading “Capitalized software development costs” and further detail can be found in Note 3 to our consolidated financial statements.

Lease Related Impairment Loss.    As discussed in Note 6 to our consolidated financial statements, in the third quarter of 2001 we recorded a significant restructuring charge in connection with our abandonment of certain operating leases as part of a program to restructure our operations and related facilities. Lease abandonment costs were estimated to include the impairment of leasehold improvements, remaining lease liabilities and brokerage fees, offset by estimated sublease income. Estimates related to sublease costs and income are based on assumptions about the time period required to locate and contract with suitable sub-lessees as well as the sublease rates that can be achieved, as determined by using market trend information analyses provided by a commercial real estate brokerage we retained. In 2002, based on changes in the commercial real estate market in San Francisco, we recorded an additional impairment charges to cover lower than estimated sublease income. We will continue to review these estimates each reporting period. To the extent that these assumptions change due to unfavorable market conditions, the ultimate restructuring expenses for these abandoned facilities could increase by material amounts.

Accounting for Income Taxes.    In conjunction with preparing our consolidated financial statements, we must estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax expense together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we must include an expense within the tax provision in the statement of operations.

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. At December 31, 2002, we had deferred tax assets of $3.3 million due to uncertainties related to our ability to utilize some of our deferred tax assets, primarily consisting of certain net operating losses carried forward and research and other credits, before they expire. The valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods we may need to establish an additional valuation allowance which could materially impact our financial position and results of operations. A detailed discussion of our income tax provision and the components of our deferred tax assets and liabilities can be found in Note 7 to our consolidated financial statements.

Accounting for stock-based compensation.     Our stock-based employee compensation plans are described more fully in Note 10 to the consolidated financial statements. We account for those plans under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25 and related interpretations. Stock-based compensation cost is reflected in net income (loss), as some options granted under those plans had an exercise price less than the fair value of the underlying common stock on the date of grant.

We amortize stock-based compensation using the straight-line method over the remaining vesting periods of the related options, which are generally four years. Pro forma information regarding net income (loss) and net income (loss) per share is required. This information is required in order to show our net income (loss) as if we had accounted for employee stock options under the fair value method of SFAS No. 123, as amended by SFAS No. 148, and is contained in Note 1 to our consolidated financial statements.

The fair value of options and shares issued pursuant to the option plans at the grant date were estimated using the Black-Scholes option-pricing model. This model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option-pricing models require the input of highly subjective assumptions including the expected stock price volatility. We use projected volatility rates, which are based upon historical volatility rates trended into future years. Because our employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of our options.

The effects of applying pro forma disclosures of net income (loss) and net income (loss) per share are not likely to be representative of the pro forma effects on net income and earnings per share in the future years for the following reasons: 1) the number of future shares to be issued under these plans is not known and 2) the assumptions used to determine the fair value can vary significantly.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 supercedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of.” SFAS No. 144 applies to all long-lived assets, including discontinued operations, and consequently amends APB Opinion No. 30, “Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” SFAS No. 144 develops one accounting model for long-lived assets that are to be disposed of by sale. SFAS No. 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that: (a) can be distinguished from the rest of the entity and (b) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001. The adoption of SFAS No. 144 on January 1, 2002 did not impact our financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Exit or Disposal Activities.” SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for under Emerging Issues Task Force (“EITF”) No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The scope of SFAS No. 146 also includes costs related to terminating a contract that is not a capital lease and termination benefits that involuntarily terminated employees receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. We will adopt SFAS No. 146 on January 1, 2003. SFAS No. 146 prospectively changes the timing of when restructuring charges are recorded from the commitment date to the date that the liability is incurred. We do not believe that the adoption of this standard will have a material effect on our financial position or results of operations.

In November 2002, the FASB issued FASB Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires that a liability be recorded in the guarantor’s balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a reconciliation of changes in the entity’s product warranty liabilities. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. We have adopted the disclosure requirements and are currently assessing the impact of the recognition and initial measurement of FIN 45 on our financial position and results of operations.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure.” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS No. 148 requires disclosure of the pro forma effect in interim financial statements. The transition and annual disclosure requirements of SFAS No. 148 are effective for fiscal years ending after December 15, 2002 and have been adopted by us. We have elected to continue to account for employee stock options under Accounting Principles Board Opinion (“APB”) No. 25. The disclosure only provisions of SFAS No. 123 are contained within “Stock-based compensation” in Note 1 to our consolidated financial statements. The interim disclosure requirements are effective for interim periods commencing after December 15, 2002. The adoption of this standard did not have a material effect on our financial position or results of operations.

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. We are currently in the process of evaluating the impact that the adoption of this standard will have on our financial position and results of operations.

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

Our operating results have fluctuated from quarter to quarter during the past three fiscal years. We believe that quarter-to-quarter comparisons of our historical results of operations are not indicative of our future performance. Our revenues and operating results may continue to vary significantly from quarter to quarter due to a number of factors, including the factors discussed below under the captions:

•	“Our operating results would be harmed if the information technology and database industries continue in a downward trend;”
•	“If we are not able to enhance our existing products to adapt to rapid technological change, or we introduce new products that do not achieve market acceptance, our revenues and earnings may suffer and we may experience loss of market share;”
•	“Large sales of our products and maintenance involve a lengthy sales cycle, which could cause delays in recognizing revenue or the failure to obtain revenue;”
•	“Our high fixed operating expenses might adversely affect our profitability if future revenue expectations are not met;”
•	“We may have future non-recurring charges in the event of goodwill impairment;”
•	“We may be required to change our revenue recognition policies based on changing implementation guidelines and interpretations, which could cause our revenues and operating results to fluctuate unexpectedly;”
•	“If our products do not perform as expected, we may lose customer, our costs will increase and revenues may be delayed or lost;” and
•	“Acquisitions of companies or technologies may result in disruptions to our business.”

Seasonal variations in orders for our products also contribute to fluctuations in our quarterly operating results. These fluctuations are likely to cause corresponding volatility in our stock price, particularly if our operating results vary from analysts’ expectations.

If sales of DBArtisan fall, our revenues and income may decline.

A large portion of our revenues currently comes from sales of our DBArtisan product. For the years ended December 31, 2002, 2001 and 2000, DBArtisan accounted for approximately 42.0%, 38.7%, and 46.6%, respectively, of our domestic license revenues. We expect that sales of DBArtisan will continue to represent a substantial portion of our license revenues for the foreseeable future. In addition, many of our customers initiate a relationship with us by purchasing DBArtisan. If demand for DBArtisan declines due to competition, technological change or other factors, our revenues and income may decline significantly.

If we do not add new customers and generate new business from our existing customers, we will not be able to sustain or increase our revenues.

Our license arrangements generally do not provide for substantial ongoing license or maintenance payments. Therefore, our future revenue growth depends on our success in attracting new customers and expanding our relationships with existing customers. Our ability to attract new customers and expand our relationships with existing customers will depend on a variety of factors, including the performance, quality, breadth and depth of our current and future products and maintenance. Our failure to add new customers or to expand our relationships with existing customers would reduce our future license and maintenance revenues. In addition, if our existing customers do not renew their support contracts, our future maintenance revenues will be adversely affected.

Our operating results would be harmed if the information technology and database industries continue in a downward trend.

The markets into which we sell our products are cyclical and are subject to general economic conditions. The information technology and database industries have experienced a downturn due to declines in general economic conditions. We believe that the current economic downturn has had an impact on capital spending for database technology and related products. We are uncertain as to how long and how deep the current downturn may be in the database market. Any continued or further slowdowns in the database market or in general economic conditions would likely result in a reduction in demand for our products and would harm our business.

We invest heavily in research and development with no guarantee of return from the investments that we make.

We have invested significant resources in the development of new products. If our new products are not accepted in the marketplace, we could suffer a contraction of revenue growth and have limited return on the investments that we have made. In addition, we plan to continue to invest in research and development and could suffer the same effects from these future investments.

If we are not able to enhance our existing products to adapt to rapid technological change, or we introduce new products that do not achieve market acceptance, our revenues and earnings may suffer and we may experience loss of market share.

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

However, due to the nature of computing environments, new products and product enhancements could require longer development and testing periods than we currently anticipate. The economic downturn has also made it more difficult for new products to gain acceptance in the market. Moreover, if we develop new products that do not achieve market acceptance, we may not be able to recoup development and marketing expenses, which could harm our operating results.

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

Since 2001, large sales of our products and maintenance to individual customers have increased. This is due to our sales efforts to sell larger deals of our traditional software as well as the introduction of new products that having significantly higher starting prices and longer evaluation periods than our traditional products. These large sales typically involve sales cycles between 6 and 12 months, which is considerably longer than our historical sales cycle. This lengthy sales cycle is due to the need to educate and to convince prospective customers of the value of our products and to gain approval from a more constituencies within a prospective customer, including key management personnel. The timing of our revenues has become more difficult to forecast because of this lengthy sales cycle for large sales. We may expend substantial time and resources to negotiate transactions with prospective customers but then be delayed in concluding, or be unable to conclude, sales of our products and maintenance. Any delay in, or failure to complete, sales in a particular period would reduce our revenues in that period as well as in subsequent periods over which revenues for the sale may be recognized. If we were to experience a delay on one or more large orders, it could harm our ability to meet our forecasts for a given period. If our sales cycle unexpectedly lengthens in general or for one or more large sales, it could negatively affect the timing of our revenues and our revenue growth and may cause our revenues and operating results to vary significantly from period to period.

Our high fixed operating expenses might adversely affect our profitability if future revenue expectations are not met.

The majority of our operating expenses consists of personnel and related expenses and facilities related costs. These costs are relatively fixed in the short term, and our operating decisions, such as when to hire additional personnel and when to expand our facilities and infrastructure, are based in large part on expectations about expected future revenues. If we hire personnel and enter into facilities contracts based on our expectations about future revenues, and then we fail to meet these revenue expectations, we would likely have lower than expected earnings per share, which would negatively affect our stock price.

We may have future non-recurring charges in the event of goodwill impairment.

We adopted SFAS No. 142 on January 1, 2002 and, as a result, we have ceased amortization of goodwill. Going forward, we will be required to test our goodwill for impairment on an annual basis or in the event of a significant change in our business. We performed impairment tests in January and September 2002 and determined that, at those times, there had been no impairment in goodwill. At December 31, 2002 our goodwill balance totaled $10.3 million. In the future, if we determine that this goodwill has been impaired, we will be required to take a non-recurring charge to write down this asset, which would adversely affect our earnings and book value.

We may be required to change our revenue recognition policies based on changing implementation guidelines and interpretations, which may cause our revenues and operating results to fluctuate unexpectedly.

In recent years, software revenue recognition rules have been under heavy review and interpretation by various accounting authoritative and regulatory bodies, including the American Institute for Certified Public Accountants and the Financial Accounting Standards Board. These reviews and interpretations have resulted in significant changes in the practices and standards for recognizing revenues in software companies. There could be further changes in these standards. We may have to change our methods of revenue recognition to comply with new standards, and any such change could cause deferment of revenues recognized in current periods to subsequent periods or accelerated recognition of deferred revenue to current periods, either of which could cause shortfalls in meeting securities analysts’ and investors’ expectations in any period. Any such shortfalls could have an adverse impact on our stock price.

The expansion of our international operations exposes us to risks.

We expect to continue to expand our international sales and research and development operations. As a result, we could face a number of risks from our expanding international operations, including:

•	staffing and managing foreign operations;
•	increased financial accounting and reporting complexities;
•	potentially adverse tax consequences;
•	the loss of revenues and net income resulting from currency fluctuations;

•	compliance with a wide variety of complex foreign laws and treaties;
•	the impact of war or terrorist activities;
•	reduced protection for intellectual property rights in some countries;
•	licenses, tariffs and other trade barriers;
•	longer sales and payment cycles; and
•	costs and difficulties of customizing products for foreign countries.

Further expansion of our international operations may require significant management attention and financial resources and may place burdens on our management, administrative, operational and financial infrastructure. Our possible investments in establishing facilities in other countries may not produce desired levels of revenues or profitability.

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

We may lose market share and be required to reduce prices as a result of competition from our existing competitors and other independent software vendors and developers of software.

The market for our products is highly competitive, dynamic and subject to rapidly changing technology. Pricing pressure in the market has increased as competitors have lowered prices and engaged in more aggressive discounting. If such pricing pressure continues, it could have an adverse effect on our margins.

We compete primarily against other providers of application design, database management and data movement software solutions, which include Computer Associates, Quest Software, BMC Software, IBM/Rational Software, Borland Software Corporation, Informatica Corporation, Ascential Software and other independent software vendors. Our products also compete with products offered by database software manufacturers, including Oracle, Microsoft, Sybase and IBM. Some of these competing products are provided at no charge to their customers. We expect that companies such as Oracle, Microsoft, Sybase and IBM will continue to develop and incorporate into their products applications which compete with our products and may take advantage of their substantial technical, financial, marketing and distribution resources in those efforts. We may not be able to compete effectively with those products or efforts, which could significantly harm our business and operating results.

Over the past year, there has been increasing consolidation in our industry. Recent acquisitions may have the effect of improving the competitive positions of the acquired companies and weakening our competitive situation. To effectively compete as the industry consolidates, we may need to seek alliances with other companies in order to better gain acceptance of our products. We may not be able to enter into such alliances on terms favorable to us or at all.

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

We may make strategic acquisitions of companies, products or technologies as necessary in order to implement our business strategy. If we make acquisitions and are unable to successfully integrate them with our existing operations, we may not receive the intended benefits of such acquisitions and the revenues and operating results of the combined company may decline. Any acquisition may temporarily disrupt our operations and divert management’s attention from day-to-day operations. In addition, acquisitions may subject us to unanticipated liabilities or risks.

While we have financed our acquisitions to date primarily with working capital, we may incur debt or issue equity securities to finance future acquisitions. The issuance of equity securities for any acquisition could be substantially dilutive to our stockholders. In addition, our profitability may suffer due to acquisition-related expenses.

International political instability may increase our cost of doing business and disrupt our business.

Increased international political instability, evidenced by the threat or occurrence of terrorist attacks, the war in Iraq, enhanced national security measures, sustained military action in Afghanistan, strained international relations with North Korea and other conflicts in the Middle East and Asia, may halt or hinder our ability to do business, may increase our costs and may adversely affect our stock price. This increased instability may, for example, negatively impact the reliability and cost of transportation, negatively affect the desire of our employees and customers to travel, adversely affect our ability to obtain adequate insurance at reasonable rates or require us to take extra security precautions for our domestic and international operations. In addition, this international political instability has had and may continue to have negative effects on financial markets, including significant price and volume fluctuations in securities markets. If this international political instability continues or escalates, our business and results of operations could be harmed and the market price of our common stock could decline.

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

Certain insiders have substantial control over us, which could impede stockholder approval of certain transactions.

Our executive officers and directors, in the aggregate, beneficially held 22.8% of our outstanding common stock as of December 31, 2002. These stockholders, if acting together, can influence significantly all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions.

We expect the price of our common stock to remain volatile, making it difficult for our stockholders to predict the return on their investment.

Since our initial public offering, the market price of our common stock has fluctuated significantly in response to a number of factors, some of which are beyond our control, including:

•	changes in market valuation of software and Internet companies;
•	quarterly variations in our operating results;
•	global and domestic economic and political conditions;
•	changes in financial estimates by securities analysts;
•	announcements that we or our competitors make related to significant contracts, acquisitions, capital commitments, strategic partnerships or product introductions or enhancements;
•	additions or departures of key personnel;
•	stock market price and volume fluctuations, which are particularly volatile among securities of software and Internet companies; and
•	sales of significant amounts of our common stock or other securities in the open market.

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

Interest Rate Risk

Our exposure to market risk for changes in interest rates primarily relates to our investment portfolio, which at December 31, 2002 included fixed-income securities with a fair value of approximately $37.3 million. The values of these securities are likely to decline if interest rates increase. However, due to the short maturities of our investments, an immediate 10 percent change in interest rates is not expected to have a material effect on our near-term financial condition or results of operations.

Foreign Exchange Risk

Our operations are conducted primarily in the United States and are denominated in United States dollars. A small but growing portion of our sales originate through our European subsidiary and are denominated in Pounds Sterling. From time to time, we enter into forward exchange contracts to hedge against fluctuations in the Pounds Sterling relative to the United States dollar. Gains and losses on these contracts are generally recognized in the consolidated statement of operations at the time that the related transactions being hedged are recognized. Because the effect of movements in currency exchange rates on forward exchange contracts generally offset the related effect on the underlying items being hedged, use of these instruments is not expected to subject us to risks that would otherwise result from changes in currency exchange rates. We do not use derivative financial instruments for trading or speculative purposes. We recorded losses from derivatives of $167,000 and $113,000 in 2001 and 2000, respectively, which were recorded as other income, net in our statement of operations. We did not use derivative financial instruments in 2002.

Item 8.	Consolidated Financial Statements and Supplementary Data

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders

of Embarcadero Technologies, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of changes in stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of Embarcadero Technologies, Inc. and its subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 3 to the consolidated financial statements, effective January 1, 2002, the Company changed its method of accounting for goodwill in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

PRICEWATERHOUSECOOPERS LLP

San Jose, CA

February 21, 2003

EMBARCADERO TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

December 31,	2002	2001

Assets

Current Assets:

Cash and cash equivalents	$15,870	$23,371

Short-term investments	27,893	16,532

Trade accounts receivable, net	7,539	6,221

Prepaid expenses and other current assets	1,532	1,584

Deferred income taxes	489	127

Total current assets	53,323	47,835

Property and equipment, net	3,587	3,766

Goodwill	10,337	8,100

Other intangible assets, net	1,500	5,866

Deferred income taxes	2,840	2,597

Other assets	5,128	5,681

Total assets	$76,715	$73,845

Liabilities and Stockholders’ Equity

Current Liabilities:

Accounts payable	$379	$267

Accrued liabilities	3,431	4,997

Deferred revenue	10,705	9,099

Total current liabilities	14,515	14,363

Commitments and Contingencies (Note 8)

Stockholders’ Equity:

Convertible preferred stock: $0.001 par value; 5,000,000 shares authorized and no shares issued and outstanding at December 31, 2002 and 2001	—	—

Common stock: $0.001 par value; 60,000,000 shares authorized at December 31, 2002 and 2001; 26,711,623 and 26,966,392 shares issued and outstanding at December 31, 2002 and 2001, respectively	27	27

Treasury stock: 930,822 and 218,000 shares at December 31, 2002 and 2001, respectively	(5,116)	(1,781)

Additional paid-in capital	75,858	74,320

Accumulated other comprehensive income	184	116

Deferred stock-based compensation	(598)	(2,631)

Accumulated deficit	(8,155)	(10,569)

Total stockholders’ equity	62,200	59,482

Total liabilities and stockholders’ equity	$76,715	$73,845

The accompanying notes are an integral part of these consolidated financial statements.

EMBARCADERO TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

Year Ended December 31,	2002	2001	2000

Revenues:

License	$27,486	$32,018	$28,558

Maintenance	21,811	19,476	12,372

Total revenues	49,297	51,494	40,930

Cost of revenues:

License (includes sales to affiliate of $1,962 in 2000)	589	774	654

Amortization of acquired technology	1,684	808	115

Maintenance	2,245	2,228	1,378

Total cost of revenues	4,518	3,810	2,147

Gross profit	44,779	47,684	38,783

Operating expenses:

Research and development	14,526	14,670	10,257

Purchased research and development	1,100	—	—

Sales and marketing	19,317	21,142	16,205

General and administrative	5,432	6,572	9,255

Purchased in-process research and development	—	—	7,180

Amortization of goodwill	—	2,885	425

Amortization of other intangible assets	1,321	2,736	390

Lease related impairment loss	160	1,490	—

Total operating expenses	41,856	49,495	43,712

Income (loss) from operations	2,923	(1,811)	(4,929)

Other income, net	658	1,027	1,187

Expenses related to proposed public offering	—	(350)	—

Income (loss) before income taxes and share in loss of joint venture and affiliated company	3,581	(1,134)	(3,742)

Provision for income taxes	(687)	(882)	(3,857)

Income (loss) before share in loss of joint venture and affiliated company	2,894	(2,016)	(7,599)

Share in loss of joint venture and affiliated company, net of tax provision (benefit) of $(114), $317 and $0 in 2002, 2001 and 2000, respectively	(480)	(724)	(230)

Net income (loss)	2,414	(2,740)	(7,829)

Deemed preferred stock dividend	—	—	(1,218)

Net income (loss) attributable to common stockholders	$2,414	$(2,740)	$(9,047)

Net income (loss) per share attributable to common stockholders:

Basic	$0.09	$(0.10)	$(0.36)

Diluted	$0.08	$(0.10)	$(0.36)

Weighted average shares used in per share calculation:

Basic	27,046	27,045	24,973

Diluted	28,879	27,045	24,973

Non-cash stock-based compensation included in the above expenses:

Cost of revenues	$2	$12	$34

Research and development	30	128	333

Sales and marketing	803	1,557	3,509

General and administrative	1,236	2,658	6,045

	$2,071	$4,355	$9,921

The accompanying notes are an integral part of these consolidated financial statements.

EMBARCADERO TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	(in thousands)

	Convertible Preferred Stock		Common Stock		Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Deferred Stock Based Compen- sation	Notes Receivable from Stock- holders	Retained Earnings (Accumulated Deficit)	Total Stock- holders’ Equity	Comprehensive income (Loss)
	Shares	Amount	Shares	Amount

Balance at January 1, 2000	—	$—	21,175	$—	$—	$14,663	$—	$(10,049)	$—	$(3,866)	748

Comprehensive loss:

Net loss	—	—	—	—	—	—	—	—	—	(7,829)	(7,829)	$(7,829)

Foreign currency translation adjustments	—	—	—	—	—	—	—	—	—	—	—	—

Comprehensive loss												(7,829)

Reincorporation in Delaware	—	—	—	21	—	(21)	—	—	—	—	—

Termination of subchapter S election	—	—	—	—	—	(3,866)	—	—	—	3,866	—

Exercise of common stock options	—	—	692	1	—	952	—	—	—	—	953

Issuance of common stock in connection with the Company’s initial public offering, net of issuance costs	—	—	4,800	5	—	43,029	—	—	—	—	43,034

Issuance of common stock in connection with a business combination	—	—	50	—	—	1,935	—	—	—	—	1,935

Issuance of series A preferred stock	254	1,829	—	—	—	—	—	—	—	—	1,829

Allocation of discount on preferred stock	—	—	—	—	—	1,218	—	—	—	—	1,218

Deemed preferred stock dividend	—	—	—	—	—	(1,218)	—	—	—	—	(1,218)

Conversion of preferred stock to common stock	(254)	(1,829)	254	—	—	1,829	—	—	—	—	—

Deferred compensation related to stock options granted	—	—	—	—	—	6,758	—	(6,758)	—	—	—

Amortization of deferred stock-based compensation	—	—	—	—	—	—	—	9,821	—	—	9,821

Issuance of options in exchange for services	—	—	—	—	—	100	—	—	—	—	100

Tax benefit arising from disqualifying disposition of stock options	—	—	—	—	—	5,670	—	—	—	—	5,670

Balance at December 31, 2000	—	—	26,971	27	—	71,049	—	(6,986)	—	(7,829)	56,261

(Continued on next page)

The accompanying notes are an integral part of these consolidated financial statements.

EMBARCADERO TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY—(Continued)

	(in thousands)

	Convertible Preferred Stock		Common Stock		Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Deferred Stock Based Compen- sation	Notes Receivable from Stock- holders	Retained Earnings (Accumulated Deficit)	Total Stock- holders’ Equity	Comprehensive income (Loss)
	Shares	Amount	Shares	Amount

Comprehensive loss:

Net loss	—	$—	—	$—	$—	$—	$—	$—	$—	$(2,740)	$(2,740)	$(2,740)

Foreign currency translation adjustments	—	—	—	—	—	—	116	—	—	—	116	116

Comprehensive loss												(2,624)

Exercise of common stock options	—	—	214	—	—	999	—	—	—	—	999

Repurchase of common stock	—	—	(219)	—	(1,781)	—	—	—	—	—	(1,781)

Tax benefit arising from disqualifying disposition of stock options	—	—	—	—	—	2,272	—	—	—	—	2,272

Amortization of deferred stock-based compensation	—	—	—	—	—	—	—	4,355	—	—	4,355

Balance at December 31, 2001	—	—	26,966	27	(1,781)	74,320	116	(2,631)	—	(10,569)	59,482

Comprehensive income:

Net income	—	—	—	—	—	—	—	—	—	2,414	2,414	2,414

Foreign currency translation adjustments	—	—	—	—	—	—	68	—	—	—	68	68

Comprehensive income												$2,482

Exercise of common stock options	—	—	458	—	—	757	—	—	—	—	757

Repurchase of common stock	—	—	(712)	—	(3,335)	—	—	—	—	—	(3,335)

Tax benefit arising from disqualifying disposition of stock options	—	—	—	—	—	743	—	—	—	—	743

Amortization of deferred stock-based compensation	—	—	—	—	—	—	—	2,033	—	—	2,033

Issuance of options in exchange for services	—	—	—	—	—	38	—	—	—	—	38

Balance at December 31, 2002	—	$—	26,712	$27	$(5,116)	$75,858	$184	$(598)	$—	$(8,155)	$62,200

The accompanying notes are an integral part of these consolidated financial statements.

EMBARCADERO TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	(in thousands)

Year Ended December 31.	2002	2001	2000

Cash Flows from Operating Activities:
Net income (loss)	$2,414	$(2,740)	$(7,829)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,063	1,662	729
Provision for doubtful accounts	338	334	137
Purchased in-process research and development	—	—	7,180
Amortization of developed technology	177	72	—
Amortization of goodwill	—	2,885	425
Amortization of other intangible assets	3,005	3,544	505
Amortization of deferred stock-based compensation	2,033	4,355	9,821
Issuance of options in exchange for services	38	—	100
Share in loss of joint venture and affiliated company, net	480	724	230
Lease related impairment loss	160	1,490	—
Deferred income taxes, net	(605)	(1,109)	(717)
Tax benefit arising from disqualifying disposition of stock options	743	2,272	5,670
Changes in assets and liabilities:
Trade accounts receivable	(1,656)	67	(2,488)
Related party accounts receivable	—	—	(1,538)
Prepaid expenses and other assets	(52)	1,903	(2,883)
Accounts payable and accrued liabilities	1,050	(2,355)	3,166
Deferred revenue	1,606	1,160	2,604

Net cash provided by operating activities	11,794	14,264	15,112

Cash Flows from Investing Activities:
Purchase of investments	(36,341)	(28,777)	—
Maturities of investments	5,850	3,508	—
Sales of investments	19,130	8,737	—
Purchase of property and equipment	(1,884)	(2,497)	(2,660)
Technology acquired and developed	(490)	(5,443)	—
Investment in joint venture	(500)	(500)	—
Acquisition of businesses	(2,550)	—	(24,327)

Net cash used in investing activities	(16,785)	(24,972)	(26,987)

Cash Flows from Financing Activities:
Proceeds from issuance of common stock	—	—	43,034
Proceeds from issuance of preferred stock	—	—	1,829
Proceeds from exercise of stock options	757	999	953
Payments for repurchase of common stock	(3,335)	(1,781)	—
Payments on notes payable to stockholders	—	—	(1,000)

Net cash provided by (used in) financing activities	(2,578)	(782)	44,816

Effect of exchange rate changes on cash and cash equivalents	68	116	—
Net increase (decrease) in cash and cash equivalents	(7,501)	(11,374)	32,941
Cash and cash equivalents at beginning of period	23,371	34,745	1,804

Cash and cash equivalents at end of period	$15,870	$23,371	$34,745

Supplemental Cash Flow Information:

Cash paid for income taxes	$384	$—	$2,315

Supplemental Non-cash Investing and Financing Activities:
Deferred stock-based compensation	$—	$—	$6,758

Issuance of common stock in connection with a business combination	$—	$—	$1,935

Deemed preferred stock dividend	$—	$—	$1,218

Conversion of preferred stock to common stock	$—	$—	$1,829

The accompanying notes are an integral part of these consolidated financial statements.

EMBARCADERO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—Organization and Summary of  Significant Accounting Policies

Description of business

Embarcadero Technologies, Inc. (with its subsidiaries, collectively referred to as the “Company”) was incorporated in California on July 23, 1993 and reincorporated in Delaware on February 15, 2000. The Company provides software products that enable organizations to effectively manage their database infrastructure and manage the underlying data housed within that infrastructure. The Company is headquartered in San Francisco, California and has international operations in Toronto, Canada, Maidenhead, United Kingdom and Melbourne, Australia.

The Company has historically derived a significant percentage of its revenues from its DBArtisan product. This product is expected to continue to account for a significant portion of net revenues for the foreseeable future. As a result of this revenue concentration, the Company’s business could be harmed by a decline in demand for, or in the prices of, this product resulting from any change in pricing model, a maturation in the market for this product, increased price competition or a failure by the Company to keep up with technological change, among other factors.

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

Certain reclassifications have been made to the presentation of the prior year financial statements in order to conform to the current year’s presentation. These reclassifications had no effect on the prior year’s net loss.

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue recognition

Revenues are primarily derived from software license fees and related maintenance and support contracts. Revenues from software license fees are recognized upon shipment, when terms are F.O.B. shipping point, provided that evidence of an arrangement exists, the fee is fixed or determinable and collection of the resulting receivable is probable. Maintenance and support contracts generally cover a one-year term and are paid for in advance. Revenues from maintenance and support contracts are recognized ratably over the contract term.

The Company uses a purchase order, a pre-payment via check, wire or credit card, a signed license agreement or other persuasive evidence as substantiation of an arrangement.

For arrangements with multiple obligations (e.g. undelivered maintenance and support contracts and consulting and training services bundled with licenses), the Company allocates revenue to the delivered elements of the arrangement using the residual value method based on objective evidence of the fair value of the undelivered elements, which is specific to the Company. The vendor specific objective evidence of fair value for maintenance and support obligations related to licenses is based upon the prices paid for the separate renewal of these services by the customer. Vendor specific objective evidence of the fair value of other services, primarily consulting and training services, is based upon separate sales of these services.

Customers are generally granted payment terms of net thirty days, but some payments are collected via check, wire or credit card at the time an order is placed.

Products may be sold through resellers and distributors in the United States and certain international markets. Revenues from software license fees and maintenance contracts sold through resellers or distributors are recognized on the sell-through method. Distributors purchase products to fulfill specific customer orders and generally do not hold inventory of the Company’s products.

License revenues include the nominal shipping and handling charges associated with most license orders. Actual shipping costs incurred by the Company are included in cost of revenue.

Comprehensive income (loss)

Comprehensive income (loss) consists of net income (loss) and net unrealized foreign currency translation adjustments and is presented in the consolidated statements of stockholders’ equity.

Cost of revenues

Cost of license revenues includes costs associated with the delivery of software products, royalties for third party embedded software and amortization of capitalized research and development costs. Cost of maintenance revenues includes salaries and related expenses, including stock-based compensation, for customer support personnel.

Capitalized software development costs

The Company accounts for software development costs, including purchased software, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 86, “Accounting for Costs of Computer Software to be Sold, Leased or Otherwise Marketed,” under which certain software development costs incurred subsequent to the establishment of technological feasibility are capitalized and amortized over the estimated lives of the related products. If the Company determines that certain purchased software development has not yet reached technological feasibility, the cost of the software is deducted in the year of acquisition. The Company determines technological feasibility to be established upon release of a working model. In addition, the model must have been successfully tested for functionality and all high-risk development issues must have been resolved. Capitalized software costs also consist of amounts paid for purchased software that has reached technological feasibility. Upon the general release of a product to customers, development costs for that product are amortized at the greater of the amount computed using (a) the ratio of current gross revenues from the product to the total of current and anticipated future gross revenues for that product or (b) the straight-line method over the remaining estimated economic life of the product. At each balance sheet date, unamortized capitalized software development costs are compared to their net realizable value. Any unamortized capitalized costs that exceed the net realizable value of the product are written off. The net realizable value is the estimated future gross revenues of a product reduced by the estimated future costs of completing and disposing of the product, including the costs of performing maintenance and customer support required to satisfy the enterprise’s responsibility set forth at the time of sale.

Capitalized software development costs are recorded as other assets on the Company’s balance sheet. At December 31, 2002 and 2001, gross capitalized software development costs were $5.9 million and $5.4 million, respectively, and related accumulated amortization was $1.1 million and $73,000, respectively. Amortization expense was $1.0 million and $73,000 in 2002 and 2001, respectively.

Property and equipment

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, three years for computer equipment and software and five years for furniture and fixtures. Leasehold improvements are amortized on a straight-line basis over the lesser of their estimated useful life or the lease term, usually five to seven years. Gains and losses from the disposal of property and equipment are taken into income in the year of disposition. Repair and maintenance costs are expensed as incurred.

Goodwill

In July 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets,” which is effective for fiscal years beginning after December 15, 2001. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization and the performance of an annual impairment test. In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles. As of January 1, 2002, the Company adopted SFAS No. 142 and, accordingly, reclassified $2.2 million of intangible assets related to workforce and customer base. As a result, a total of approximately $10.3 million of goodwill will no longer be amortized. The standard also requires that goodwill be allocated to a company’s reporting units for purposes of impairment testing. The Company has only one reporting unit.

The Company adopted the provisions of SFAS No. 142 on January 1, 2002. In lieu of amortization, the Company performed an impairment review of its goodwill balance upon the initial adoption of SFAS

No. 142. The impairment review performed by the Company involves a two-step process as follows:

•	Step 1—The Company compares the market value of its reporting unit to the carrying value, including goodwill of the unit. If the carrying value of the reporting unit, including goodwill, exceeds the unit’s market value, the Company moves on to step 2. If the market value of the reporting unit exceeds the carrying value, no further work is performed and no impairment charge is necessary.
•	Step 2—The Company performs an allocation of the market value of the reporting unit to its identifiable tangible and non-goodwill intangible assets and liabilities. This derives an implied fair value for the reporting unit’s goodwill. The Company then compares the implied fair value of the reporting unit’s goodwill with the carrying amount of the reporting unit’s goodwill. If the carrying amount of the reporting unit’s goodwill is greater than the implied fair value of its goodwill, an impairment charge is recognized for the excess.

Other intangible assets

Other intangible assets are presented at cost, net of accumulated amortization. Amortization is calculated using the straight-line method over estimated useful lives of the assets, which are four years for purchased technology and two years for non-compete agreements.

Impairment of long-lived assets

Long-lived assets, certain identifiable intangible assets and goodwill related to these assets are reviewed for impairment. For assets to be held and used, including acquired intangibles, we initiate a review whenever events or changes in circumstances indicate that the carrying value of a long-lived asset may not be recoverable. Recoverability of an asset is measured by comparing its carrying value to the future undiscounted cash flows that the asset is expected to generate. Any impairment is measured by the amount by which the carrying value exceeds the projected discounted future operating cash flows. Assets to be disposed of and for which we have committed to a plan to dispose of the assets, whether through sale or abandonment, are reported at the lower of carrying value or fair value less costs to sell.

Financial instruments

The Company’s consolidated balance sheets include the following financial instruments: cash and cash equivalents, short-term investments, accounts receivable and accounts payable, all of which approximate fair value given their short maturities.

The Company considers all highly liquid investments with remaining maturities of three months or less at the purchase date to be cash equivalents. The Company considers all available-for-sale investments to be short-term investments. By policy, the Company does not invest in financial instruments with maturities of greater than twenty-four months.

The Company has categorized its marketable securities as available-for-sale and carries them at fair value, which approximates cost given the short maturities and nature of the investments. Most of the Company’s investments are in auction rate securities. Realized gains and losses on investment sales are computed using the specific identification method and are reported as other income or expense in the statement of operations. Realized gains and losses were not material during the years ended December 31, 2002, 2001 and 2000. Unrealized gains and losses are reported as a separate component of stockholders’ equity and were not material for the years ended December 31, 2002, 2001 and 2000.

The Company’s short-term investments are as follows (in thousands):

As of December 31	2002	2001

Investment Type

Corporate debt securities	$—	$1,000

Municipal securities	27,893	14,502

United States Treasury and agencies	—	1,030

Total	$27,893	$16,532

The Company adopted Statement of Financial Accounting Standard (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, on January 1, 2001. The standard requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through the consolidated statement of operations. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings, or recognized in other comprehensive income (loss) until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value will be immediately recognized in earnings. The Company recorded losses from derivatives of $167,000 and $113,000 in 2001 and 2000, respectively, which were recorded as other income, net in the statement of operations. The Company did not use derivative financial instruments in 2002.

Stock-based compensation

Pursuant to SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company accounts for employee stock options under Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and follows the disclosure-only provisions of SFAS No. 123. Under APB No. 25, compensation expense is based on the difference, if any, on the date of the grant, between the estimated fair value of the Company’s common stock and the exercise price of options to purchase that stock. For purposes of estimating the compensation cost of the Company’s option grants in accordance with SFAS No. 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. Had compensation cost for the Company’s stock-based compensation plan been determined based on the fair value at the grant dates for the awards under a method prescribed by SFAS No. 123, the Company’s net income (loss) attributable to common stockholders would have been reduced (increased) to the pro forma amounts indicated below (in thousands, except per share amounts):

Year Ended December 31,	2002	2001	2000

Net income (loss) attributable to common stockholders, as reported	$2,414	$(2,740)	$(9,047)

Add: Employee stock-based compensation expense included in reported net income (loss), attributable to common stockholders, net of tax	1,732	3,723	8,253

Less: Total employee stock-based compensation expense determined under fair value, net of tax	(4,971)	(11,275)	(12,124)

Pro forma net loss attributable to common stockholders	$(825)	$(10,292)	$(12,918)

Basic net income (loss) attributable to common stockholders per share:

As reported	0.09	(0.10)	(0.36)

Pro forma	(0.03)	(0.38)	(0.52)

Diluted net income (loss) attributable to common stockholders per share:

As reported	0.08	(0.10)	(0.36)

Pro forma	(0.03)	(0.38)	(0.52)

Net income (loss) attributable to common stockholders per share

Basic net income (loss) attributable to common stockholders per share excludes the effect of potentially dilutive securities and is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted net income (loss) attributable to common stockholders per share reflects the potential dilution of securities by adding dilutive stock options to the weighted average number of common shares outstanding for the period.

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net income (loss) attributable to common stockholders per share is as follows (in thousands, except per share data):

Year Ended December 31,	2002	2001	2000

Calculation of basic net income (loss) attributable to common stockholders per share:

Net income (loss) attributable to common stockholders	$2,414	$(2,740)	$(9,047)

Weighted average common shares outstanding	27,046	27,045	24,973

Net income (loss) attributable to common stockholders per share, basic	$0.09	$(0.10)	$(0.36)

Calculation of diluted net income (loss) attributable to common stockholders per share:

Net income (loss) attributable to common stockholders	$2,414	$(2,740)	$(9,047)

Weighted average common shares outstanding	27,046	27,045	24,973

Dilutive securities— common stock options	1,833	—	—

Weighted average common and common equivalent shares	28,879	27,045	24,973

Net income (loss) attributable to common stockholders per share, diluted	$0.08	$(0.10)	$(0.36)

Anti-dilutive common stock options not included in net income (loss) attributable to common stockholders per share calculation	1,343	4,451	3,944

In connection with the sale of 253,893 shares of Series A convertible preferred stock at a price below the deemed fair market value, the Company recognized a non-cash charge (deemed preferred stock dividend) included within net loss attributable to common stockholders of approximately $1.2 million in 2000. There was no such deemed preferred stock dividend in 2002 or 2001.

Concentration of credit risk

Cash, cash equivalents, investments and accounts receivable are financial instruments that potentially expose the Company to credit risk. The Company maintains its cash, cash equivalents and investments with high credit quality financial institutions, limits the amount of concentration in any one issuer and does not invest in financial instruments with maturities of greater than twenty-four months. The Company has not experienced any losses on its deposits of cash, cash equivalents or investments.

The Company records an allowance for doubtful accounts receivable for credit losses at the end of each period based on analysis of individual aged accounts receivable balances. The Company performs ongoing credit evaluations of its customers’ financial condition and to date has not incurred any material losses. The Company does not require collateral from any of its customers prior to granting credit.

No single customer accounted for ten percent or more of the Company’s accounts receivable at December 31, 2002 and 2001 or revenues in 2002, 2001 and 2000.

Income taxes

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

Foreign currency translation

For 2002 and 2001, the functional currency of the Company’s European subsidiary was the local currency. The European subsidiary’s functional currency was changed in 2001 to the local currency since that entity primarily generates and expends cash in its local currency and is not dependent upon the parent company’s economic environment. The Company translates the assets and liabilities of its foreign subsidiaries to U.S. dollars at the rate of exchange in effect at the end of the accounting period. Revenues and expenses are translated at the average rates of exchange for the accounting period. Translation adjustments attributable to the European subsidiary are included in stockholders’ equity as a component of accumulated other comprehensive income. For 2000, the U.S. dollar was considered to be the functional currency of the Company and all of its subsidiaries. Accordingly, net gain from a re-measurement of $242,000 in 2000 was charged to other income in the Company’s consolidated statement of operations.

Foreign currency transaction gains and losses, which to date have not been material, are included in the Company’s consolidated statement of operations.

Advertising costs

Advertising costs are expensed as incurred. These costs, included in sales and marketing, were $1.0 million, $1.6 million and $1.6 million in 2002, 2001 and 2000, respectively.

Recent accounting pronouncements

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 supercedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of.” SFAS No. 144 applies to all long-lived assets, including discontinued operations, and consequently amends APB Opinion No. 30, “Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” SFAS No. 144 develops one accounting model for long-lived assets that are to be disposed of by sale. SFAS No. 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that: (a) can be distinguished from the rest of the entity and (b) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001. The adoption of SFAS No. 144 on January 1, 2002 did not impact the Company’s financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Exit or Disposal Activities.” SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for under Emerging Issues Task Force (“EITF”) No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The scope of SFAS No. 146 also includes costs related to terminating a contract that is not a capital lease and termination benefits that involuntarily terminated employees receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The Company will adopt SFAS No. 146 on January 1, 2003. SFAS No. 146 prospectively changes the timing of when restructuring charges are recorded from the commitment date to the date that the liability is incurred. The Company does not believe that the adoption of this standard will have a material effect on its financial position or results of operations.

In November 2002, the FASB issued FASB Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires that a liability be recorded in the guarantor’s balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a reconciliation of changes in the entity’s product warranty liabilities. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company has adopted the disclosure requirements, contained within Note 8, and is currently assessing the impact of the recognition and initial measurement of FIN 45 on its financial position and results of operations.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation, Transition

and Disclosure.” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS No. 148 requires disclosure of the pro forma effect in interim financial statements. The transition and annual disclosure requirements of SFAS No. 148 are effective for fiscal years ending after December 15, 2002 and have been adopted by the Company, which has elected to continue to account for employee stock options under Accounting Principles Board Opinion (“APB”) No. 25. The disclosure only provisions of SFAS No. 123 are contained within “Stock-based compensation” in Note 1. The interim disclosure requirements are effective for interim periods commencing after December 15, 2002. The adoption of this standard did not have a material effect on the Company’s financial position or results of operations.

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. In addition, FIN No. 46 requires that the Company make disclosures in its consolidated financial statements for the year ended December 31, 2002 when the Company believes it is reasonably possible that it will consolidate or disclose information about variable interest entities after FIN No. 46 becomes effective. At this time, the Company does not believe it is reasonably possible that the Company will consolidate or disclose information about variable interest entities. However, the Company will continue to assess the impact of FIN No. 46 on its consolidated financial statements.

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

In November 2000, the Company acquired EngineeringPerformance, Inc. based in Toronto, Canada for approximately $7.9 million in cash and 50,000 shares of the Company’s common stock valued at approximately $1.9 million. EngineeringPerformance is a developer of database performance analysis and testing software. The purchase price included a $2.0 million deferred payment payable at the earlier of product completion or December 31, 2001. This payment was made in early 2002. The acquisition provides the Company with the technology and engineering knowledge to accelerate the introduction of new products that complement the Company’s current suite of products.

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

	$27,268

In connection with the acquisitions of Advanced Software Technologies, Inc. and EngineeringPerformance, Inc., the Company allocated approximately $1.2 million and $6.0 million, respectively ($7.2 million in the aggregate), to purchased in-process research and development, which was expensed at the date of the respective acquisitions. All of the purchased in-process research and development costs related to database software technology that had not reached technological feasibility (see “Capitalized software development costs” in Note 1).

The values assigned to the purchased in-process research and development were based on established valuation techniques, as discussed below, as well as management’s analysis and estimates. At the dates of the acquisitions, the purchased in-process research and development charges were expensed as non-recurring charges, as the in-process technology had not yet reached technological feasibility.

The projects included in purchased in-process research and development, the percent complete and the value assigned to each project are as follows (in thousands):

	Estimate of Percent Complete	Value Assigned

Project

Advanced Software Technologies, Inc.:

Project A	25%	$750

Project B	30%	450

		$1,200

EngineeringPerformance, Inc.:

Project A	35%	$6,000

Total purchased in-process research and development		$7,200

The fair value allocation to in-process research and development was determined by:

•	identifying the research projects for each acquisition for which technological feasibility had not been achieved and which had no alternative future use at the acquisition date;
•	estimating the additional costs to be incurred to develop the in-process research and development into commercially viable products;
•	assessing the stage and expected date of completion of the research and development effort at the acquisition date; and
•	estimating the resulting net cash flows and then estimating the net present value of the cash flows back to their present valuebased on a discount rate. The discount rate is risk-adjusted to take into account the uncertainty surrounding the successful development of the purchased in-process technology. The discount rate applied to the project cash flows was 24% for the in-process technology of Advanced Software Technologies, Inc. and 35% for EngineeringPerformance, Inc.

The valuation for Advanced Software Technologies, Inc. includes cash-inflows from in-process technology through 2004 with revenues projected to commence in 2000 and 2002 from the two in-process projects. The valuation for EngineeringPerformance, Inc. includes cash-inflows from in-process technology through 2005 with revenues projected to commence in 2001.

The in-process technology for Advanced Software Technologies, Inc relates to two identifiable projects: a major version release of Advanced Software Technologies’ GDPro product and a new software product featuring design and documentation features. The purchased in-process research and development for each project was $750,000 and $450,000, respectively. The projects were approximately 25% and 30% complete, respectively, at the time of the acquisitions, with significant remaining development efforts necessary to complete the projects. We estimated that there were another 2,500 man-hours needed to complete the projects. This estimate may change due to development considerations as the projects progress. These efforts included: enhancing and broadening support of large-team, multi-user functions; broadening use to integrated development environments; and integrating with our existing technology. In June 2001, the Company released the new version of GDPro (which was renamed as Describe at time of release). At the same time, the Company ceased development efforts on the second identifiable project in order to concentrate on other development priorities.

The in-process technology for EngineeringPerformances, Inc, relates to a software product that is designed to be used to test and analyze the performance of e-business applications. The project was approximately 35% complete at the time of the acquisition, with significant remaining development efforts necessary to complete the project. These efforts included extending support to cover all industry standard protocols and maximizing capability and compatibility across multiple platforms. In order to enhance the scope of this project, the Company has significantly expanded development efforts since the acquisition of the technology. The expanded requirements have pushed the release date of the project from 2001 to the second half of 2003. The Company believes the development effort required to complete the project and the associated delay has not had a material effect on our return on investment projections.

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

The following table summarizes unaudited consolidated information for the Company, Embarcadero Europe Ltd., EngineeringPerformance, Inc. and Advanced Software Technologies, Inc. (in thousands, except per share amounts), giving effect to these acquisitions as if they had occurred on January 1, 2000 and exclude purchased in-process research and development:

Pro Forma for the year ended December 31, 2000

(unaudited)

Total revenues	$44,473

Loss before income taxes	(6,315)

Net loss applicable to common stockholders	(10,327)

Loss per share—basic and diluted	$(0.41)

NOTE 3—Accounting for Business Combinations, Goodwill and other Intangible Assets

As required by SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company performed its initial goodwill impairment test upon adoption of the standard on January 1, 2002. The results of Step 1 of the goodwill impairment analysis showed that goodwill was not impaired as the market value of its one reporting unit exceeded its carrying value, including goodwill. Accordingly, Step 2 was not performed. The market value of the reporting unit was estimated by multiplying the number of shares outstanding on the analysis date by the stock market closing price on January 2, 2002 (there was a stock market holiday on January 1, 2002).

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

The following table presents comparative information showing the effects that non-amortization of goodwill, workforce and customer base would have had on the consolidated statement of operations (in thousands, except per share data):

Year Ended December 31,	2002	2001	2000

Reported net income (loss)	$2,414	$(2,740)	$(9,047)

Goodwill, workforce and customer base amortization	—	4,080	596

Adjusted net income	2,414	1,340	(8,451)

Basic net income (loss) per share	0.09	(0.10)	(0.36)

Goodwill, workforce and customer base amortization	—	0.15	0.02

Adjusted basic net income per share	0.09	0.05	(0.34)

Diluted net income (loss) per share	0.08	(0.10)	(0.36)

Goodwill, workforce and customer base amortization	—	0.14	0.02

Adjusted diluted net income per share	$0.08	$0.04	$(0.34)

Between January 1, 2002 and December 31, 2002, there were no changes to the Company’s goodwill balance. Goodwill information is as follows (in thousands):

	January 1, 2002	Goodwill Acquired	Adjustments	December 31, 2002

North America	$10,337	$ —	$ —	$10,337

Intangible assets subject to amortization consist of technology and non-compete agreements that are being amortized over a periods of four and two years, respectively. The components of intangible assets, excluding goodwill, are as follows (in thousands):

	As December 31, 2002			As of December 31, 2001

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Other intangible assets:

Purchased technology	$3,230	$1,730	$1,500	$3,230	$922	$2,308

Covenant not to compete	3,080	3,080	—	3,080	1,759	1,321

Workforce	—	—	—	2,333	640	1,693

Customer base	—	—	—	1,270	726	544

Total	$6,310	$4,810	$1,500	$9,913	$4,047	$5,866

Total amortization expense in 2002, 2001 and 2000 was approximately $3.2 million, $6.5 million and $930,000, respectively.

Expected future amortization expense for other intangible assets is as follows (in thousands):

Fiscal Years:

2003	$808

2004	$692

$1,500

NOTE 4—Joint Venture

In September 2001, the Company entered into a joint venture agreement with Aztec Software, Inc. (“Aztec”), a California corporation and wholly owned subsidiary of Aztec Software and Technology Services Limited, an Indian company publicly traded on the Bombay stock exchange, to form a limited liability corporation, DB Software Solutions LLC (“DBSS”) to develop software in the areas of database management and data movement. The Company has the right of first refusal on any software developed by the venture. In accordance with the terms of the joint venture agreement, as of December 31, 2002 the Company and Aztec had each contributed $1.0 million in cash to the entity. At December 31, 2002, the book value of the Company’s investment in DBSS was zero as a result of its share of DBSS’ losses, and the Company had no remaining commitments to the entity.

NOTE 5—Balance Sheet Accounts (in thousands):

As of December 31,	2002	2001

Trade accounts receivable, net:

Trade accounts receivable	$7,728	$6,415

Less: allowance for doubtful accounts	189	194

	$7,539	$6,221

The activity in the allowance for the doubtful accounts is summarized as follows (in thousands):

	2002	2001	2000

Allowance balance at January 1	$194	$232	$153

Amounts charged to expense	338	334	137

Amounts written off	(343)	(372)	(58)

Allowance balance at December 31	$189	$194	$232

As of December 31,	2002	2001

Property and equipment, net:

Computer equipment and software	$5,930	$4,499

Furniture and fixtures	664	550

Leasehold improvements	1,275	1,065

	7,869	6,114

Less: Accumulated depreciation and amortization	(4,282)	(2,348)

	$3,587	$3,766

Depreciation and amortization expense for 2002, 2001 and 2000 was $2.1 million, $1.7 million and $729,000, respectively. In 2002, there was a write off of fully depreciated assets totaling $129,000.

As of December 31,	2002	2001

Other assets, net:

Capitalized software development	$4,805	$5,368

Deposits	323	313

	$5,128	$5,681

As of December 31,	2002	2001

Accrued liabilities:

Payroll and related expenses	$1,207	$1,282

Sales tax payable	261	242

Restructuring accrual	795	1,047

Acquisition costs payable	—	2,000

Other	1,168	426

	$3,431	$4,997

NOTE 6—Lease Related Impairment Loss

During the third quarter of 2001, the Company recorded an impairment loss of $1.5 million related to office leases in San Francisco and Boston. In the fourth quarter of 2002, the Company revised its estimates of sublease income based on decreases in office rental rates in San Francisco, which impacted the expected rates at which the Company could sublease its excess office space. As a result of this revision in expected sublease income, the Company increased its accrual for impairment loss by $160,000 in 2002.

The accrual balance at December 31, 2002 was $795,000 and the rent is payable through 2004 for the San Francisco offices leases and 2007 for the Boston office lease.

A summary of the restructuring accrual is as follows (in thousands):

	Initial Loss	Non-cash Expenses	Net Cash Payments	Accrual as of December 31, 2001	Charged to Accrual	Net Cash Payments	Accrual as of December 31, 2002

Facilities leases, net of sublease income	$1,043	$—	$(100)	$943	$160	$(308)	$795

Write down of leasehold improvements	343	(343)	—		—	—	—

Other expenses	104	—	—	104	—	(104)	—

Total	$1,490	$(343)	$(100)	$1,047	$160	$(412)	$795

NOTE 7—Income Taxes

Income (loss) before provision for income taxes consists of the following (in thousands):

	2002	2001	2000

Domestic	$3,172	$(1,238)	$(4,229)

Foreign	409	104	487

Total	$3,581	$(1,134)	$(3,742)

The provision for income taxes consists of the following (in thousands):

	2002	2001	2000

Current:

Federal	$864	$1,435	$3,813

State	263	404	744

Foreign	249	152	17

	1,376	1,991	4,574

Deferred (benefit):

Federal	(468)	(637)	(657)

State	(221)	(472)	(60)

	(689)	(1,109)	(717)

Total provision for income taxes	$687	$882	$3,857

The effective tax rate for the years ended December 31, 2002, 2001 and 2000 differ from the applicable U.S. statutory federal income tax rate as follows:

	2002	2001	2000

U.S. statutory federal tax rate	35.0%	35.0%	35.0%

State taxes, net of federal benefit	4.0	5.7	5.8

Amortization of goodwill and other intangible assets	—	(69.5)	(78.7)

Amortization of deferred stock-based compensation	23.1	(76.2)	(66.6)

Tax exempt interest and other permanent differences	(26.2)	(11.8)	(7.3)

Research and development credits	(16.7)	38.9	8.7

Effective tax rate	19.2%	(77.9)%	(103.1)%

The primary components of the net deferred tax assets are as follows (in thousands):

December 31,	2002	2001

Deferred tax assets:

Net operating losses, federal and state	$3,024	$3,645

Research and other credits	1,786	1,066

Allowances and accruals	—	330

Deferred tax assets	4,810	5,041

Deferred tax liabilities:

Allowances and accruals	(31)	—

Non-goodwill intangibles	(1,450)	(2,317)

Deferred tax liabilities	(1,481)	(2,317)

Net deferred tax assets	$3,329	$2,724

At December 31, 2002, the Company had federal and state net operating loss carryforwards (“NOLs”) of approximately $7.5 million. These NOLs can be carried forward to offset future taxable income, if any. The Company’s federal and state net operating loss carryforwards expire in 2006 through 2021 if not utilized. Pursuant to the provisions of Section 382 of the Internal Revenue Code, the amount of benefits from NOLs available to the Company may be limited.

At December 31, 2002, the Company had federal and state research and development credits of approximately $1.1 million and $1.0 million, respectively. The federal credits begin to expire in 2020.

NOTE 8—Commitments and Contingencies

Bank Credit Facility

The Company has a $3.0 million revolving credit facility with a bank that bears interest at the prime rate and expires on June 2, 2003. This facility requires that the Company maintain various quarterly financial covenants including covenants related to tangible net worth, total liabilities and profitability. At December 31, 2002 the Company was in compliance with all covenants and had no amounts outstanding under this credit facility.

Leases

The Company leases office space and equipment under noncancelable operating lease agreements that expire at various dates through 2008. Rent expense for the years ended December 31, 2002, 2001 and 2000 was $2.2 million, $2.0 million and $1.2 million, respectively. The Company recognizes rent expense on a straight-line basis over the lease period and has accrued for rent expense incurred but not paid. Certain of the Company’s leases have renewal options with renewal terms ranging from one to five years.

Future minimum lease payments under noncancelable operating leases are as follows (in thousands):

Year Ending December 31,	Operating Leases

2003	$2,129

2004	1,789

2005	1,597

2006	1,469

2007	1,423

Thereafter	510

Total minimum lease payments	$8,917

In October 2002, The Client Server Factory Inc. filed a claim in the Superior Court for the County of San Francisco alleging causes of action for breach of fiduciary duty for misappropriation and theft of corporate opportunity, fraud, negligent misrepresentation, conspiracy and other similar claims, which are primarily related to alleged activities of Wayne Williams, currently the Company’s Chief Technology Officer, and EngineeringPerformance, Inc., prior to November 2000, when the Company acquired Engineering Performance and Mr. Williams joined the Company. The complaint names as defendants, in addition to Mr. Williams, Stonegate Insurance Company LTD, a holding company owned by Mr. Williams through which he held his interest in

EngineeringPerformance; EngineeringPerformance Inc. and a related company, EngineeringPerformance, LLC; and the Company and Stephen Wong, the Company’s President and Chief Executive Officer. Among other things, the complaint alleges that the defendants conspired together to deprive the plaintiff of its proprietary rights to software that the Company acquired from EngineeringPerformance, Inc., which is being used in a product currently under development by the Company. The complaint seeks damages in an unspecified amount. We believe that the Company’s defenses to the claims are meritorious and the Company intends to defend itself vigorously. However, litigation is uncertain, and the Company is unable to predict an outcome at this time.

The Company may, from time to time, become a party to other legal proceedings arising in the normal course of business. The Company may also be indirectly affected by administrative or court proceedings or actions in which the Company is not involved but which have general applicability to the software industry.

The Company provides general indemnification provisions in its license agreements. In these agreements, the Company states that it will defend or settle, at its own expense, any claim against the customer asserting a patent, copyright, trademark, trade secret or proprietary right violation related to any products that the Company has licensed to the customer. The Company agrees to indemnify its customers against any loss, expense or liability, including reasonable attorney’s fees, from any damages alleged against the customer in its course of using products sold by the Company. The Company has not received any claims under this indemnification and does not know of any instances in which such a claim may be brought against the Company in the future.

NOTE 9—Stockholders’ Equity

Public Offering

In April 2000, the Company completed an initial public offering of 4,800,000 of its common stock for net proceeds of $43.0 million. At the time of the offering, all outstanding shares of convertible preferred stock automatically converted into 254,000 shares of common stock. As of December 31, 2002 and 2001 there were 5,000,000 shares of convertible preferred stock authorized at a par value of $0.001 and no shares outstanding.

Common Stock

The common stockholders are entitled to one vote per share. At December 31, 2002 and 2001, there were 60,000,000 shares authorized at a par value of $0.001. At December 31, 2002 the Company had reserved approximately 11,500,000 shares for issuance of common stock under its 1993 Stock Option Plan and its 2000 Non-employee Directors Stock Option Plan.

Treasury Stock

In September 2001, the Company’s Board of Directors authorized an initial stock repurchase program of up to 1,000,000 shares of its common stock. In July 2002, the Board of Directors amended the stock repurchase program, allowing the Company to repurchase 2,000,000 shares from that date forward. Depending on market conditions and other factors, repurchases can be made from time to time in the open market and in negotiated transactions, including block transactions, and this program may be discontinued at any time. In the years ended December 31, 2002 and 2001, respectively, the Company repurchased approximately 713,000 shares at a cost of $3.3 million and 219,000 shares at a cost of $1.8 million.

NOTE 10—Stock Option Plans

Amended and Restated Embarcadero Technologies, Inc. 1993 Stock Option Plan

In November 1993, the Company adopted the 1993 Stock Option Plan (the “Plan”). The Plan provides for the granting of stock options to employees and consultants of the Company. Options granted under the Plan may be either incentive stock options or nonqualified stock options. Incentive stock options (“ISO”) may be granted only to Company employees (including officers and directors who are also employees). Nonqualified stock options (“NSO”) may be granted to Company employees and consultants. In February 2000, the Company’s Board of Directors and stockholders approved the amendment and restatement of the Plan. A total of 11,300,000 shares of common stock have been authorized for issuance under the Plan, as amended.

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

Since the date of the initial public stock offering, all stock option grants made during the year were at fair market value, which is defined as the closing share price on the day prior to the option grant date.

2000 Non-employee Directors Stock Option Plan

In February 2000, the Company’s Board of Directors and stockholders adopted the 2000 Non-employee Directors Stock Option Plan under which non-employee directors are automatically granted options to purchase shares of common stock on their election and on the date of each annual stockholders’ meeting.

A total of 200,000 shares of common stock have been authorized for issuance under the 2000 Non-employee Directors Stock Option Plan. As of December 31, 2002, 90,000 shares have been issued.

Activity under the Plans is set forth as follows (options in thousands):

	Number Of Options Outstanding	Weighted Average Exercise Price

Balances, January 1, 2000	2,679	$0.81

Options granted	2,874	15.56

Options exercised	(692)	1.38

Options cancelled	(917)	4.70

Balances, December 31, 2000	3,944	10.01

Options granted	1,119	10.79

Options exercised	(214)	4.69

Options cancelled	(398)	24.76

Balances, December 31, 2001	4,451	9.13

Options granted	936	6.16

Options exercised	(458)	1.64

Options cancelled	(510)	18.25

Balances, December 31, 2002	4,419	$8.23

For financial reporting purposes, the Company has determined that the estimated value of common stock determined in anticipation of the Company’s initial public offering was in excess of the exercise price, which was deemed to be the fair market value as of the dates of grant. In connection with the grants of such options, the Company recorded deferred stock-based compensation of approximately $6.8 million in 2000 and $14.2 million in 1999. Deferred stock-based compensation is being amortized over the vesting periods utilizing the multiple option method; approximately $2.0 million was expensed in the year ended December 31, 2002, $4.4 million in 2001 and $9.8 million in 2000.

The following table summarizes information about stock options outstanding at December 31, 2002 (options in thousands):

	Options Outstanding			Options Exercisable

Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Outstanding	Weighted Average Exercise Price

$ 0.05–$ 0.50	1,239	6.33	$0.24	1,089	$0.24

$ 1.25–$ 4.18	974	8.53	$2.95	133	$1.62

$ 5.00–$ 7.00	737	8.37	$6.23	201	$5.71

$ 7.87–$12.00	719	7.98	$10.44	345	$10.68

$13.25–$43.00	750	7.87	$28.12	417	$29.45

$ 0.05–$43.00	4,419	7.68	$8.23	2,185	$8.05

At December 31, 2002, 2001 and 2000, approximately 2.2 million, 1.5 million and 624,000 shares were exercisable at weighted average exercise prices of $8.05, $6.09 and $1.69, respectively.

The fair value of each option grant is estimated on the date of grant using the fair value method, using the following weighted average assumptions:

Year Ended December 31,	2002	2001	2000

Risk-free interest rate	3.31%	4.06%	6.14%

Expected life	4 years	4 years	4 years

Expected dividends	$—	$—	$—

Volatility	113%	101%	79%

The weighted average per share fair value of common stock options granted during 2002, 2001 and 2000 was $4.45, $6.30 and $11.42.

Stock-based Compensation

In connection with the issuance of 17,000 and 33,000 fully vested stock options to non-employees in 2002 and 2000, respectively, the Company recorded stock-based compensation expense of $38,000 and $100,000, respectively.

NOTE 11—Employee Benefit Plans

The Company sponsors a 401(k) defined contribution plan covering all employees. Under the plan, employees are permitted to contribute a portion of gross compensation not to exceed standard limitations provided by the Internal Revenue Service. The Company has not made any contributions under this plan since inception.

NOTE 12—Segment Reporting

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

Revenues and long-lived assets by geographic region are as follows (in thousands):

Year Ended December 31,	2002	2001	2000

Revenues:

North America	$39,839	$42,650	$35,157

United Kingdom	3,890	4,510	4,820

Other	5,568	4,334	953

Total	$49,297	$51,494	$40,930

As of December 31,	2002	2001	2000

Long lived assets:

United States	$20,299	$23,204	$23,939

United Kingdom	253	209	116

Total	$20,552	$23,413	$24,055

Quarterly Results of Operations (unaudited)

The following table sets forth the unaudited, condensed consolidated statements of operations data for the eight quarters ended December 31, 2002. This data has been derived from unaudited consolidated financial statements that have been prepared on the same basis as the audited consolidated financial statements included in this report, and, in the opinion of management, include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the information when read in conjunction with the consolidated financial statements and the related notes included in this report.

	Dec. 31, 2002	Sept. 30, 2002	June 30, 2002	Mar. 31, 2002	Dec. 31, 2001	Sept. 30, 2001	June 30, 2001	Mar. 31, 2001

Condensed Consolidated Statement of Operations Data (unaudited):

Revenues:

License	$7,226	$6,648	$6,516	$7,096	$6,954	$6,123	$9,793	$9,148

Maintenance	5,599	5,403	5,403	5,406	5,177	4,950	4,806	4,543

Total revenues	12,825	12,051	11,919	12,502	12,131	11,073	14,599	13,691

Cost of revenues:

License	180	125	155	129	195	165	241	173

Amortization of acquired technology	555	455	405	269	202	202	202	202

Maintenance	561	534	524	626	543	520	506	659

Total cost of revenues	1,296	1,114	1,084	1,024	940	887	949	1,034

Gross profit	11,529	10,937	10,835	11,478	11,191	10,186	13,650	12,657

Operating expenses:

Research and development	3,711	3,525	3,560	3,730	3,749	3,944	3,521	3,456

Purchased research and development	—	—	1,100	—	—	—	—	—

Sales and marketing	4,908	4,915	4,619	4,875	4,737	5,374	5,717	5,314

General and administrative	1,313	1,370	1,408	1,341	1,498	1,545	1,736	1,793

Amortization of goodwill and other intangible assets(1)	166	385	385	385	1,406	1,405	1,405	1,405

Lease related impairment loss	160	—	—	—	—	1,490	—	—

Total operating expenses	10,258	10,195	11,072	10,331	11,390	13,758	12,379	11,968

Income (loss) from operations	1,271	742	(237)	1,147	(199)	(3,572)	1,271	689

Other income, net	159	143	180	176	217	271	335	204

Expenses related to proposed public offering	—	—	—	—	—	—	—	(350)

Income (loss) before income taxes and share in loss of joint venture	1,430	885	(57)	1,323	18	(3,301)	1,606	543

Benefit from (provision for) income taxes	(171)	(204)	58	(370)	65	887	(1,048)	(786)

Income (loss) before share in loss of joint venture	1,259	681	1	953	83	(2,414)	558	(243)

Share in loss of joint venture, net	(57)	—	(123)	(300)	(724)	—	—	—

Net income (loss)	$1,202	$681	$(122)	$653	$(641)	$(2,414)	$558	$(243)

Net income (loss) per share:

Basic	$0.05	$0.03	$0.00	$0.02	$(0.02)	$(0.09)	$0.02	$(0.01)

Diluted	$0.04	$0.02	$0.00	$0.02	$(0.02)	$(0.09)	$0.02	$(0.01)

Weighted average shares used in per share calculation:

Basic	26,656	27,225	27,225	27,132	26,946	27,130	27,085	27,013

Diluted	28,107	28,879	27,225	29,639	26,946	27,130	29,588	27,013

(1)	Operating expenses for 2001 included goodwill amortization of $2,885. In accordance with SFAS No. 142, effective January 1, 2002, the Company ceased amortization of goodwill.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

PART III

Item 10.	Directors and Executive Officers of the Registrant

Certain information regarding our executive officers and required under this Item is included under the heading “Executive Officers” in Part I of this Form 10-K. Other information required by this Item is incorporated by reference from the information in the Company’s proxy statement for the 2003 Annual Meeting of Stockholders that we will file with the Securities and Exchange Commission on or before April 30, 2003 (the “Proxy Statement”).

Item 11.	Executive Compensation

Incorporated by reference from the information in the Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

Incorporated by reference from the information in the Proxy Statement.

Item 13.	Certain Relationships and Related Transactions

Incorporated by reference from the information in the Proxy Statement.

Item 14.	Controls and Procedures

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

PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

The following documents are being filed as part of this report on Form 10-K:

(a)  Financial Statements

(b)  Exhibits

Exhibit Number	Description of Document

2.1(1)

Agreement and Plan of Merger and Reorganization, dated as of October 24, 2000, among Embarcadero Technologies, Inc., AST Acquisition Corporation, Advanced Software Technologies, Inc. and R. Gale Daniel, as Shareholder Representative.

3.1(2)	Amended and Restated Certificate of Incorporation (Exhibit 3.2).

3.2(2)	Amended and Restated Bylaws (Exhibit 3.4).

4.1(2)	Specimen Common Stock Certificate.

4.2(3)	Form of Lock-Up Agreement between Embarcadero Technologies, Inc. and certain stockholders, as amended.

10.1*(3)	Amended and Restated 1993 Stock Option Plan, as amended through October 12, 2000.

Exhibit Number	Description of Document

10.2*(2)	2000 Nonemployee Directors Stock Option Plan.

10.3(2)	Form of Indemnification Agreement.

10.4(2)	Office Lease between Metropolitan Life Insurance Company and Embarcadero Technologies, Inc. dated April 23, 1999, as amended.

10.5(2)	Lease Agreement between NewCon Software, Inc. and Embarcadero Technologies, Inc., dated as of August 1, 1999.

10.6(2)	Lease between Wallace J. Getz and Embarcadero Technologies, Inc., dated as of December 6, 1999.

10.7*(2)	Employment Offer Letter to Raj P. Sabhlok dated January 24, 2000 (Exhibit 10.8).

10.8*(2)	Employment Offer Letter to Walter F. Scott III dated December 31, 1999 (Exhibit 10.9).

10.9(2)	Bank Loan Agreement between Embarcadero Technologies, Inc. and Union Bank of California, dated as of March 27, 2000 (Exhibit 10.12).

10.10(3)	Lease Agreement between Burger Investments F.L.P. and Advanced Software Technologies, Inc., dated June 4, 1998 (Exhibit 10.13).

10.11(4)	Lease, dated as of November 15, 2000, between Forty-Five Fremont Associates and Embarcadero Technologies, Inc (Exhibit 10.14).

10.12(5)	DB Software Solutions, LLC Operating Agreement, dated September 27, 2001.

21.1(5)	List of Subsidiaries

23.1	Consent of PricewaterhouseCoopers LLP, independent accountants.

24.1	Power of Attorney (reference is made to the signature page).

99.1	Certification of Stephen Wong pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of Raj Sabhlok pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement.
(1)	Incorporated by reference to the corresponding or indicated exhibit to Embarcadero’s Form 8-K (File No. 000-30293), as filed November 22, 2000.
(2)	Incorporated by reference to the corresponding or indicated exhibit to Embarcadero’s Registration Statement on Form S-1, as amended (File No. 333-30805) and declared effective on April 19, 2000.
(3)	Incorporated by reference to the corresponding or indicated exhibit to Embarcadero’s Registration Statement on Form S-1 (File No. 333-55730), as filed on February 15, 2001.
(4)	Incorporated by reference to the corresponding or indicated exhibit to Embarcadero’s Annual Report on Form 10-K (File No. 333-55730), as filed on March 20, 2001.
(5)	Incorporated by reference to the corresponding or indicated exhibit to Embarcadero’s Annual Report on Form 10-K (File No. 333-55730), as filed on March 26, 2002.

(c)  Reports on Form 8-K

None.

(d)  Financial Statement Schedule

Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in San Francisco, California, on the 26th day of March 2003.

EMBARCADERO TECHNOLOGIES, INC.
By:/s/	RAJ SABHLOK Raj Sabhlok Senior Vice President of Finance and Corporate Development

Date: March 26, 2003

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed by the following persons in the capacities and on the dates indicated:

Signature		Title	Date

/s/	STEPHEN R. WONG Stephen R. Wong	Chairman, President and Chief Executive Officer (Principal Executive Officer)	March 26, 2003

/s/	RAJ P. SABHLOK Raj P. Sabhlok	Senior Vice President and Chief Financial Officer	March 26, 2003

/s/	TIMOTHY C.K. CHOU Timothy C.K. Chou	Director	March 26, 2003

/s/	FRANK M. POLESTRA Frank M. Polestra	Director	March 26, 2003

/s/	MICHAEL J. ROBERTS Michael J. Roberts	Director	March 26, 2003

CERTIFICATION PURSUANT TO RULE 15d-14

OF THE SECURITIES EXCHANGE ACT 0F 1934, AS AMENDED

AS ADOPTED PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Stephen Wong, President and Chief Executive Officer of Embarcadero Technologies, Inc., certify that:

1.	I have reviewed this annual report on Form 10-K of Embarcadero Technologies, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 26, 2003
/s/	STEPHEN WONG Stephen Wong President and Chief Executive Officer

CERTIFICATION PURSUANT TO RULE 15d-14

OF THE SECURITIES EXCHANGE ACT 0F 1934, AS AMENDED

AS ADOPTED PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Raj Sabhlok, Chief Financial Officer of Embarcadero Technologies, Inc., certify that:

1.	I have reviewed this annual report on Form 10-K of Embarcadero Technologies, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 26, 2003
/s/	RAJ SABHLOK Raj Sabhlok Chief Financial Officer and Senior Vice President of Corporate Development