Form 10-Q
period 2003-03-31
EMBARCADERO TECHNOLOGIES INC
filed 2003-05-12
CIK 1107112

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003.

☐

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

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

The number of shares outstanding of the Registrant’s Common Stock as of March 31, 2003 was 26,484,323.

EMBARCADERO TECHNOLOGIES, INC.

INDEX

SIGNATURE AND CERTIFICATIONS	29

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EMBARCADERO TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)
(unaudited)

	March 31, 2003	December 31, 2002

ASSETS
Current Assets:
Cash and cash equivalents	$25,591	$15,870
Short-term investments	20,050	27,893
Trade accounts receivable, net	6,340	7,539
Prepaid expenses and other current assets	1,470	1,532
Deferred income taxes	489	489

Total current assets	53,940	53,323
Property and equipment, net	3,486	3,587
Goodwill	10,337	10,337
Other intangible assets, net	1,298	1,500
Deferred income taxes	2,840	2,840
Other assets	4,867	5,128

Total assets	$76,768	$76,715

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$549	$379
Accrued liabilities	3,064	3,431
Deferred revenue	11,101	10,705

Total current liabilities	14,714	14,515

Stockholders’ Equity:
Common stock, $0.001 par value	27	27
Treasury stock	(6,287)	(5,116)
Additional paid-in capital	75,859	75,858
Accumulated other comprehensive income	54	184
Deferred stock-based compensation	(340)	(598)
Accumulated deficit	(7,259)	(8,155)

Total stockholders’ equity	62,054	62,200

Total liabilities and stockholders’ equity	$76,768	$76,715

The accompanying notes are an integral part of these condensed consolidated financial statements.

EMBARCADERO TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,

	2003	2002

Revenues:
License	$6,347	$7,096
Maintenance	5,861	5,406

Total revenues	12,208	12,502
Cost of revenues:
License	100	129
Amortization of acquired technology	555	269
Maintenance	588	626

Total cost of revenues	1,243	1,024

Gross profit	10,965	11,478

Operating expenses:
Research and development	3,790	3,730
Sales and marketing	4,895	4,875
General and administrative	1,302	1,341
Amortization of other intangible assets	—	385

Total operating expenses	9,987	10,331

Income from operations	978	1,147
Other income, net	126	176

Income before provision for income taxes and share in loss of joint venture	1,104	1,323
Provision for income taxes	(208)	(370)

Income before share in loss of joint venture	896	953
Share in loss of joint venture, net	—	(300)

Net income	$896	$653

Net income per share:
Basic	$0.03	$0.02

Diluted	$0.03	$0.02

Weighted average shares used in per share calculation:
Basic	26,652	27,132

Diluted	28,255	29,639

Non-cash stock-based compensation included in the above expenses:
Cost of revenues	$—	$1
Research and development	3	13
Sales and marketing	105	250
General and administrative	150	417

	$258	$681

The accompanying notes are an integral part of these condensed consolidated financial statements.

EMBARCADERO TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,

	2003	2002

Cash Flows from Operating Activities:
Net income	$896	$653
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	535	481
Provision for (recovery of) doubtful accounts	(47)	143
Amortization of developed technology	572	314
Amortization of other intangible assets	—	385
Amortization of deferred stock-based compensation	258	681
Share in loss of joint venture, net	—	300
Changes in assets and liabilities:
Trade accounts receivable	1,218	(1,203)
Prepaid expenses and other assets	59	19
Accounts payable and accrued liabilities	(191)	144
Deferred revenue	426	630

Net cash provided by operating activities	3,726	2,547

Cash Flows from Investing Activities:
Purchase of investments	(7,236)	—
Maturities of investments	1,700	1,337
Sales of investments	13,267	—
Purchase of property and equipment	(434)	(875)
Technology acquired and developed	(105)	(160)
Acquisition of businesses	—	(2,000)
Investment in joint venture	—	(500)

Net cash provided by (used in) investing activities	7,192	(2,198)

Cash Flows from Financing Activities:
Payments for repurchase of common stock	(1,171)	—
Proceeds from exercise of stock options	1	484

Net cash provided by (used in) financing activities	(1,170)	484

Effect of exchange rate changes on cash and cash equivalents	(27)	(30)
Net increase in cash and cash equivalents	9,721	803
Cash and cash equivalents at beginning of period	15,870	23,371

Cash and cash equivalents at end of period	$25,591	$24,174

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

The Company markets its software and related maintenance services directly through telesales and field sales organizations in the United States, the United Kingdom and Australia, and indirectly through independent distributors worldwide.

The accompanying unaudited condensed consolidated financial statements reflect all adjustments, which, in the opinion of the Company, are necessary for a fair presentation of the results for the interim periods presented. All such adjustments are normal recurring adjustments. These financial statements have been prepared in accordance with generally accepted accounting principles related to interim financial statements and the applicable rules of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The balance sheet at December 31, 2002 was derived from audited financial statements, but it does not include all disclosures required by generally accepted accounting principles.

The financial statements and related disclosures have been prepared with the presumption that users of the interim financial information have read or have access to the audited financial statements for the preceding fiscal year. Accordingly, these financial statements should be read in conjunction with the audited financial statements and the related notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, filed on March 26, 2003.

Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2003 or for any future period. Further, the preparation of condensed consolidated financial statements requires management to make estimates and assumptions that affect the recorded amounts reported therein. A change in facts or circumstances surrounding the estimates could result in a change to the estimates and impact future operating results.

EMBARCADERO TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES

Stock-Based Compensation

Pursuant to SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company accounts for employee stock options under Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and follows the disclosure-only provisions of SFAS No. 123. Under APB No. 25, compensation expense is based on the difference, if any, on the date of the grant, between the estimated fair value of the Company’s common stock and the exercise price of options to purchase that stock. For purposes of estimating the compensation cost of the Company’s option grants in accordance with SFAS No. 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. Had compensation cost for the Company’s stock-based compensation plan been determined based on the fair value at the grant dates for the awards under a method prescribed by SFAS No. 123, the Company’s net income would have been reduced to the pro forma amounts indicated below (in thousands, except per share amounts):

	Three Months Ended March 31,

	2003	2002

	(unaudited)
Net income, as reported	$896	$653
Add: Employee stock-based compensation expense included in reported net income, net of tax	217	582
Less: Total employee stock-based compensation expense determined under fair value, net of tax	(774)	(977)

Pro forma net income	$339	$258

Basic net income:
As reported	$0.03	$0.02
Pro forma	0.01	0.01
Diluted net income:
As reported	$0.03	$0.02
Pro forma	0.01	0.01

Recent Accounting Pronouncements

In November 2002, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires that a liability be recorded in the guarantor’s balance sheet upon issuance of a guarantee or an indemnification. In addition, FIN 45 requires disclosures about the guarantees or indemnifications that an entity has issued, including a reconciliation of changes in the entity’s product warranty liabilities. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees and indemnifications issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company fully adopted FIN 45 in the first quarter of 2003. The disclosure requirements are contained within Note 10, and the impact of the recognition and initial measurement of FIN 45 did not have a material effect on the Company’s financial position and results of operations.

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.”  FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not

EMBARCADERO TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The adoption of this standard did not have a material impact on the Company’s financial position and results of operations.

NOTE 3—COMPREHENSIVE INCOME

Other comprehensive income (loss) consists of unrealized gains (losses) on available-for-sale investments and foreign currency translation adjustments during the period.

The components of comprehensive income are as follows (in thousands):

	Three Months Ended March 31,

	2003	2002

	(unaudited)
Net income	$896	$653
Unrealized loss on available-for-sale investments	(112)	—
Foreign currency translation adjustments	(18)	(24)

Comprehensive income	$766	$629

NOTE 4—EARNINGS PER SHARE

Basic net income per share excludes the effect of potentially dilutive securities and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted net income per share reflects the potential dilution of securities by adding dilutive stock options to the weighted average number of common shares outstanding for the period.

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net income per share is as follows (in thousands, except per share data):

	Three Months Ended March 31,

	2003	2002

	(unaudited)
Calculation of basic net income per share:
Net income	$896	$653
Weighted average common shares outstanding	26,652	27,132
Net income per share, basic	$0.03	$0.02

Calculation of diluted net income per share:
Net income	$896	$653
Weighted average common shares outstanding	26,652	27,132
Dilutive securities- common stock options	1,603	2,507

Weighted average common and common equivalent shares	28,255	29,639
Net income per share, diluted	$0.03	$0.02

Anti-dilutive common stock options not included in net income per share calculation	1,668	1,767

EMBARCADERO TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

NOTE 5—ACCOUNTING FOR BUSINESS COMBINATIONS, GOODWILL AND OTHER INTANGIBLE ASSETS

Between January 1, 2003 and March 31, 2003, there were no changes to the Company’s goodwill balance of $10.3 million.

Other intangible assets subject to amortization consist of technology that is being amortized over a period of four years and a covenant not to compete that was fully amortized at the end of 2002. The components of other intangible assets, excluding goodwill, are as follows (in thousands):

	As of March 31, 2003			As of December 31, 2002

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Other intangible assets:
Purchased technology	$3,230	$1,932	$1,298	$3,230	$1,730	$1,500
Covenant not to compete	3,080	3,080	—	3,080	3,080	—

Total	$6,310	$5,012	$1,298	$6,310	$4,810	$1,500

Expected future amortization expense for other intangible assets is as follows (in thousands):

Fiscal Years:
Remainder of 2003	$606
2004	$692

$1,298

NOTE 6—CAPITALIZED SOFTWARE

The Company accounts for certain software development costs, including purchased software, in accordance with SFAS No. 86, “Accounting for Costs of Computer Software to be Sold, Leased or Otherwise Marketed.” In the three months ended March 31, 2003 and 2002, the Company capitalized approximately $105,000 and $160,000 of software development costs pursuant to SFAS No. 86, respectively. Gross software development costs capitalized in accordance with SFAS No. 86 were $6.0 million and $5.9 million at March 31, 2003 and December 31, 2002, respectively, and related accumulated amortization was $1.5 million and $1.1 million, respectively. Amortization expense for three months ended March 31, 2003 and 2002 was $369,000 and $112,000 respectively.

EMBARCADERO TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

NOTE 7—LEASE RELATED IMPAIRMENT LOSS

During the third quarter of 2001, the Company recorded an impairment loss of $1.5 million related to office leases in San Francisco and Boston.

A summary of the restructuring accrual is as follows (in thousands):

	Accrual as of January 1, 2003	Charged to Accrual	Net Cash Payments	Accrual as of March 31, 2003

Facilities leases, net of sublease income	$795	$—	$(110)	$685

The accrual balance at March 31, 2003 was $685,000 and the rent is payable through 2004 for the San Francisco offices leases and 2007 for the Boston office lease.

NOTE 8—TREASURY STOCK

In September 2001, the Company’s Board of Directors authorized an initial stock repurchase program of up to 1,000,000 shares of its common stock. In July 2002, the Board of Directors amended the stock repurchase program, allowing the Company to repurchase an additional 2,000,000 shares. Depending on market conditions and other factors, repurchases can be made from time to time in the open market and in negotiated transactions, including block transactions, and this program may be discontinued at any time. In the three-month period ended March 31, 2003, the Company repurchased approximately 230,000 shares at a cost of approximately $1.2 million. In the three-month period ended March 31, 2002, the Company repurchased no shares.

NOTE 9—SEGMENT REPORTING

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

EMBARCADERO TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

Revenues and long-lived assets by geographic region are as follows (in thousands):

Geographic Region	Three Months Ended March 31,

	2003	2002

	(unaudited)
Revenues:
North America	$9,700	$9,849
United Kingdom	883	1,019
Other	1,625	1,634

Total	$12,208	$12,502

	As of March 31, 2003	As of December 31, 2002

	(unaudited)
Long lived assets:
North America	$19,767	$20,299
United Kingdom	221	253

Total	$19,988	$20,552

NOTE 10—COMMITMENTS AND CONTINGENCIES

Bank Credit Facility

The Company has a $3.0 million revolving credit facility with a bank that bears interest at the prime rate and expires on June 2, 2003. This facility requires that the Company maintain various quarterly financial covenants including covenants related to tangible net worth, total liabilities and profitability. At March 31, 2003, the Company was in compliance with all covenants and had no amounts outstanding under this credit facility.

Leases

The Company leases office space and equipment under noncancelable operating lease agreements that expire at various dates through 2008. Rent expense for the quarter ended March 31, 2003 was approximately $410,000. The Company recognizes rent expense on a straight-line basis over the lease period and has accrued for rent expense incurred but not paid. Certain of the Company’s leases have renewal options with renewal terms ranging from one to five years.

EMBARCADERO TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

Future minimum lease payments under noncancelable operating leases are as follows (in thousands):

Year Ending December 31,	Operating Leases

Remainder of 2003	$1,719
2004	1,789
2005	1,597
2006	1,469
2007	1,423
Thereafter	510

Total minimum lease payments	$8,507

Contingencies

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

No estimate can be made of the possible loss or possible range of loss associated with the resolution of this contingency and accordingly, the Company has not recorded a liability. As the litigation is uncertain, the Company is unable to predict an outcome at this time and an unfavorable outcome may have a material adverse effect on its financial position, results of operations and cash flow.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes included in this Form 10-Q, and with our management’s discussion and analysis included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, filed on March 26, 2003.

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

We sell our software and related maintenance services directly through our telesales and field sales organizations in the United States, the United Kingdom and Australia, and indirectly through our distribution partners worldwide. We intend to continue to expand our international sales activities in an effort to increase revenues from foreign sales.

Our license and maintenance revenues, results of operations, cash flows from operations and financial condition could be adversely affected in future periods by a continued downturn in global economic conditions as well as increased competitive pressures.

Critical Accounting Policies

There have been no material changes to our critical accounting policies and estimates as disclosed in our report on Form 10-K for the year ended December 31, 2002.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentage relationship of certain items from the Company’s condensed consolidated statements of operations to total revenues:

	Three Months Ended March 31,

	2003	2002

Revenues:
License	52.0%	56.8%
Maintenance	48.0	43.2

Total revenues	100.0	100.0
Cost of revenues:
License	0.8	1.0
Amortization of acquired technology	4.6	2.2
Maintenance	4.8	5.0

Total cost of revenues	10.2	8.2

Gross profit	89.8	91.8

Operating expenses:
Research and development	31.0	29.8
Sales and marketing	40.1	39.0
General and administrative	10.7	10.7
Amortization of other intangible assets	—	3.1

Total operating expenses	81.8	82.6

Income from operations	8.0	9.2
Other income, net	1.0	1.4

Income before provision for income taxes and share in loss of joint venture	9.0	10.6
Provision for income taxes	(1.7)	(3.0)

Income before share in loss of joint venture	7.3	7.6
Share in loss of joint venture, net	—	(2.4)

Net income	7.3%	5.2%

Three Months Ended March 31, 2003 and March 31, 2002

Revenues

Total Revenues. Total revenues were $12.2 million and $12.5 million for the three months ended March 31, 2003 and 2002, respectively, representing a decrease of 2.4% from 2002 to 2003.

License. License revenues were $6.3 million and $7.1 million for the three months ended March 31, 2003 and 2002, respectively, representing a decrease of 10.6% from 2002 to 2003. The decrease in license revenues was due to unfavorable changes in macro-economic conditions and the resulting impact on IT related spending. Customers have been faced with shrinking budgets and tighter internal spending controls, which has led to a reduction in IT spending and has impacted not only our license sales but also those of the software industry as a whole. Future license revenues cannot be predicted and will vary based on IT spending patterns, acceptance of our products, competitive conditions, and other related factors.

Maintenance. Maintenance revenues were $5.9 million and $5.4 million for the three months ended March 31, 2003 and 2002, respectively, representing an increase of 8.4% from 2002 to 2003. The increase in maintenance revenues was due to the cumulative increase in the number of licenses sold and a corresponding increase in our customer base and maintenance renewals. Maintenance revenues are a factor of both new licenses sold and renewals of existing licenses. Future license sales as well as the percentage of existing license holders who opt to renew their maintenance agreements in the future will impact the growth rate of maintenance revenues.

Cost of Revenues

License. Cost of license revenues consists primarily of royalties, credit card merchant fees, product media and packaging, and amortization of internally developed software development costs. Cost of license revenues was $100,000 and $129,000 for the three months ended March 31, 2003 and 2002, respectively, representing a decrease of 22.5% from 2002 to 2003. Cost of license revenues represented 1.6% and 1.8% of license revenues in the first three months of 2003 and 2002, respectively. The decrease in absolute dollars and as a percentage of revenue from 2002 to 2003 is due to a reduction in amortization expense relating to internally developed software of approximately $30,000 as some products were fully amortized at the beginning of 2003. Cost of license revenues as a percentage of license revenues may vary in the future depending on the mix of internally developed versus externally licensed products and the volume and mix of completed license transactions. Additionally, if products for which software development costs have been capitalized come to market, the related amortization expense over the life of the product will increase cost of license revenues in absolute dollars and may increase cost of license revenues as a percentage of license revenues.

Amortization of acquired technology. This amortization relates to technology acquired from third parties that was deemed to have reached technological feasibility at the date of acquisition and therefore capitalized. This expense was $555,000 and $269,000 for the three months ended March 31, 2003 and 2002, respectively.

Maintenance. Cost of maintenance revenues consists primarily of customer support personnel and related expenses, including payroll, employee benefits and allocated overhead. Cost of maintenance revenues was $588,000 and $626,000 for the three months ended March 31, 2003 and 2002, respectively, representing a decrease of 6.1% from 2002 to 2003. Cost of maintenance revenues represented 10.0% and 11.6% of maintenance revenues in the three months ended March 31, 2003 and 2002, respectively. The decrease in cost of maintenance in absolute dollars and as a percentage of related revenues from 2002 to 2003 was due to greater efficiencies of scale from the support organization. As we hire more support personnel to support our expanding product line and customer base, we expect cost of maintenance revenues to increase in absolute dollars and potentially to increase as a percentage of maintenance revenues if the additional personnel are hired in advance of an increase in the related revenues.

Operating Expenses

Research and Development

Research and development expenses consist primarily of personnel and related expenses, including payroll, employee benefits and allocated overhead, non-cash stock-based compensation, and payments made to outside software development contractors. Research and development expenses were $3.8 million and $3.7 million for the three months ended March 31, 2003 and 2002, respectively, representing an increase of 1.6% from 2002 to 2003. As a percentage of total revenues, research and development expenses were 31.0% and 29.8% in the first three months of 2003 and 2002, respectively. The increase in absolute dollars and as a percentage of revenue from 2002 to 2003 was primarily due to an increase in outside contractor expense. We may increase research and development expenses in future periods if we hire additional research and development personnel, use more contractors and/or choose to expand our product development activities.

Sales and Marketing

Sales and marketing expenses consist primarily of personnel and related expenses, commissions earned by sales personnel, non-cash stock-based compensation, trade shows, travel and other marketing communication costs, such as advertising and other marketing programs. Sales and marketing expenses were $4.9 million for the three months ended March 31, 2003 and 2002, representing an increase of $20,000 or 0.4% from 2002 to 2003. As a percentage of total revenues, sales and marketing expenses were 40.1% and 39.0% in the first three months of 2003 and 2002, respectively. The slight increase in expenses from 2002 to 2003 was due to an increase in sales headcount related expenses. We expect to release new products in 2003. When and if these products are released, we may increase our marketing efforts to promote the new products and hire new sales personnel to expand our sales capacity, which would lead to an increase in sales and marketing expense in future periods.

General and Administrative

General and administrative expenses consist primarily of personnel and related expenses, general operating expenses and non-cash stock-based compensation. General and administrative expenses were $1.3 million for the three months ended March 31, 2003 and 2002, representing a decrease of $39,000 or 2.9% from 2002 to 2003. As a percentage of total revenues, general and administrative expenses were 10.7% in each of the first three months of 2003 and 2002. General and administrative expenses may increase in absolute dollars if we need to expand our administrative staff and facilities to support future growth in our operations.

Amortization of Other Intangible Assets. This amortization expense relates to a covenant not to compete purchased as a part of an acquisition in 2000. This intangible asset was fully amortized as of January 1, 2003. The related amortization expense was $385,000 in first three months of 2002.

Provision for Income Taxes. Provision for income taxes was $208,000 and $370,000 for the three months ended March 31, 2003 and 2002, respectively, representing effective tax rates of approximately 19% and 28%, respectively. The decrease in the effective rate results primarily from the benefits derived from projected tax credits and tax-exempt interest income. Significant management judgment is required in determining our provision for income taxes and our deferred tax assets and liabilities. In the event that actual results differ from these estimates or we adjust these estimates in future periods we may need to adjust the effective rate for the current year.

Share in Loss of Joint Venture. In September 2001, we formed a joint venture with Aztec Software, Inc., a California corporation and wholly owned subsidiary of Aztec Software and Technology Services Limited, an Indian company publicly traded on the Bombay stock exchange. In accordance with the terms of the agreement, Embarcadero and Aztec Software, Inc. each contributed $1.0 million to the venture. We account for this venture under the equity method of accounting. For our fifty percent share in the loss of the venture in the quarter ended March 31, 2002, we recorded $300,000, net of a tax benefit of $117,000, as a loss from joint venture in our consolidated statement of operations. As of December 31, 2002, our investment in this entity was zero and we had no remaining commitments to the entity. We do not expect to realize any future income from our investment in this entity.

RECENT ACCOUNTING PRONOUNCEMENTS

In November 2002, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires that a liability be recorded in the guarantor’s balance sheet upon issuance of a guarantee or an indemnification. In addition, FIN 45 requires disclosures about the guarantees or indemnifications that an entity has issued, including a reconciliation of changes in the entity’s product warranty liabilities. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees and indemnifications issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. We fully adopted FIN 45 in the first quarter of 2003. The disclosure requirements are contained within Note 10 of the notes to our condensed consolidated financial statements, and the impact of the recognition and initial measurement of FIN 45 did not have a material effect on our financial position and results of operations.

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The adoption of this standard did not have a material impact on our financial position and results of operations.

LIQUIDITY AND CAPITAL RESOURCES

We have funded our business to date from cash generated by our operations and financings. In April 2000, we completed our initial public offering of common stock, generating net proceeds to us of approximately $43.0 million. As of March 31, 2003, we had cash, cash equivalents and short-term investments of $45.6 million.

Net cash provided by operating activities was $3.7 million and $2.5 million for the three months ended March 31, 2003 and 2002, respectively. The $1.2 million increase from 2002 to 2003 was primarily due to changes in operating assets and liabilities of $2.0 million, due in part to a reduction in our accounts receivable balance, and an increase in net income of $243,000, offset by a $300,000, net loss from joint venture in 2002, a $421,000 decrease in non-cash stock-based compensation, a $191,000 decrease in allowance for doubtful accounts and a $127,000 decrease in intangible asset and developed technology amortization.

In the three months ended March 31, 2003, our net income was reduced by a number of non-cash expense items. The items include depreciation and amortization of property and equipment and intangible assets as well as amortization of deferred stock-based compensation. To the extent that these non-cash items increase or decrease and positively or negatively impact our future operating results, there will be no corresponding impact on our cash flows.

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

Net cash provided by (used in) investing activities was $7.2 million and $(2.2) million for the three months ended March 31, 2003 and 2002, respectively. In both periods, cash was used to purchase property and equipment and to acquire and develop technology. In the three months ended March 31, 2003, $7.2 million was used to purchase investments and $15.1 million was provided by sales and maturities of investments. In the three months ended March 31, 2002, a $2.0 million previously deferred payment was made in connection with an acquisition completed in 2000, $1.3 million was provided by sales and maturities of investments and $500,000 was invested in a joint venture. We do not have any further deferred payments related to our past acquisitions. We may continue to invest in short-term investments, and we may acquire additional technology in the future.

For the three months ended March 31, 2003, net cash used in financing activities of $1.2 million was for the repurchase of common stock. For the three months ended March 31, 2002, net cash provided by financing activities of $484,000 came from the exercise of stock options under the Company’s stock option plan. Under our stock purchase plan discussed below, we expect to continue to use cash to buy back shares of our common stock in the future.

In September 2001, our Board of Directors authorized a stock repurchase program of up to 1,000,000 shares of our common stock. In July 2002, our board of directors amended the stock repurchase program, allowing the Company to repurchase an additional 2,000,000 shares. In the three months ended March 31, 2003, we repurchased approximately 230,000 shares at a cost of approximately $1.2 million. Since inception of this program, we have repurchased 1.2 million shares.

We have a $3.0 million revolving credit facility with a bank that bears interest at the prime rate and expires on June 2, 2003. This facility requires that we maintain various quarterly financial covenants including covenants related to tangible net worth, total liabilities and profitability. At March 31, 2003 we were in compliance with all covenants and had no amounts outstanding under this credit facility. We have no immediate plans to borrow any amounts under this credit facility.

We had net deferred tax assets totaling $3.3 million at March 31, 2003. We believe that these assets will be realizable in the future.

At December 31, 2002, our only contractual obligations consisted of facility lease commitments and operating leases for office equipment. Future minimum lease payments are as follows (in thousands):

Year Ending December 31,	Operating Leases

Remainder of 2003	$1,719
2004	1,789
2005	1,597
2006	1,469
2007	1,423
Thereafter	510

Total minimum lease payments	$8,507

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

A large portion of our revenues currently comes from sales of our DBArtisan product. For the quarter ended March 31, 2003 and the years ended December 31, 2002 and 2001, DBArtisan accounted for approximately 40.3%, 42.0% and 38.7%, respectively, of our domestic license revenues. We expect that sales of DBArtisan will continue to represent a substantial portion of our license revenues for the foreseeable future. In addition, many of our customers initiate a relationship with us by purchasing DBArtisan. If demand for DBArtisan declines due to competition, technological change or other factors, our revenues and income may decline significantly.

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

We have invested significant resources in the development of new products. If our new products are not accepted in the marketplace, we may not achieve future revenue growth and may have limited return on the investments that we have made. In addition, we plan to continue to invest in research and development and could fail to achieve the expected returns from these future investments.

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

Since 2001, large sales of our products and maintenance to individual customers have increased. This is due to our sales efforts to sell larger deals of our traditional software, as well as the introduction of new products that have significantly higher starting prices and longer evaluation periods than our traditional products. These large sales typically involve sales cycles between 6 and 12 months, which is considerably longer than our sales cycle prior to 2001. This lengthy sales cycle is due to the need to educate and convince prospective customers of the value of our products and to gain approval from more constituencies within a prospective customer, including key management personnel. The timing of our revenues has become more difficult to forecast because of this lengthy sales cycle for large sales. We may expend substantial time and resources to negotiate transactions with prospective customers but then be delayed in concluding, or be unable to conclude, sales of our products and maintenance. Any delay in, or failure to complete, sales in a particular period would reduce our revenues in that period as well as in subsequent periods over which revenues for the sale may be recognized. If we were to experience a delay on one or more large orders, it could harm our ability to meet our forecasts for a given period. If our sales cycle unexpectedly lengthens in general or for one or more large sales, it could negatively affect the timing of our revenues and may cause our revenues and operating results to vary significantly from period to period.

Our high fixed operating expenses might adversely affect our profitability if future revenue expectations are not met.

The majority of our operating expenses consist of personnel and related expenses and facility related costs. These costs are relatively fixed in the short term, and our operating decisions such as when to hire additional personnel and when to expand our facilities and infrastructure are based in large part on expectations about expected future revenues. If we hire personnel and enter into facilities contracts based on our expectations about future revenues, and then we fail to meet these revenue expectations, we would likely have lower than expected earnings per share, which would negatively affect our stock price.

We may have future non-recurring charges in the event of goodwill impairment.

We adopted SFAS No. 142 on January 1, 2002 and, as a result, we have ceased amortization of goodwill. Going forward, we will be required to test our goodwill for impairment on an annual basis or in the event of a significant change in our business. We performed impairment tests in January and September 2002 and determined that, at those times, there had been no impairment to goodwill. At March 31, 2003 our goodwill balance totaled $10.3 million. In the future, if we determine that this goodwill has been impaired, we will be required to take a non-recurring charge to write down this asset, which would adversely affect our earnings and book value.

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

Over the past year, there has been consolidation in our industry, such as IBM’s acquisition of Rational Software and Borland Software Corporation’s acquisition of Togethersoft. Such acquisitions may have the effect of improving the competitive positions of the acquired companies and weakening our competitive situation. To effectively compete as the industry consolidates, we may need to seek alliances with other companies in order to gain better acceptance of our products. We may not be able to enter into such alliances on terms favorable to us or at all.

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

We may make strategic acquisitions of companies, products or technologies as necessary in order to implement our business strategy. If we make acquisitions and are unable to successfully integrate them with our existing operations, we may not receive the intended benefits of such acquisitions and the revenues and operating results of the combined company may decline. Any acquisition may temporarily disrupt our operations and divert management’s attention from day-to-day operations. In addition, acquisitions may subject us to unanticipated liabilities or risks, including litigation and the costs and uncertainties related to legal proceedings.

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

Increased international political instability, evidenced by the threat or occurrence of terrorist attacks, enhanced national security measures, sustained military action in Afghanistan and Iraq, strained international relations with North Korea and other conflicts in the Middle East and Asia, may halt or hinder our ability to do business, may increase our costs and may adversely affect our stock price. This increased instability may, for example, negatively impact the reliability and cost of transportation, negatively affect the desire of our employees and customers to travel, adversely affect our ability to obtain adequate insurance at reasonable rates or require us to take extra security precautions for our domestic and international operations. In addition, this international political instability has had and may continue to have negative effects on financial markets, including significant price and volume fluctuations in securities markets. If this international political instability continues or escalates, our business and results of operations could be harmed and the market price of our common stock could decline.

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

Our executive officers and directors, in the aggregate, beneficially held 22.9% of our outstanding common stock as of March 31, 2003. These stockholders, if acting together, can influence significantly all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our exposure to market risk for changes in interest rates primarily relates to our investment portfolio, which at March 31, 2003 included fixed-income securities with a fair value of approximately $37.1 million. The values of these securities are likely to decline if interest rates increase. However, due to the short maturities of our investments, an immediate 10 percent change in interest rates is not expected to have a material effect on our near-term financial condition or results of operations.

Foreign Exchange Risk

Our operations are conducted primarily in the United States and are denominated in United States dollars. A small but growing portion of our sales originate through our European subsidiary and are denominated in Pounds Sterling. From time to time, we enter into forward exchange contracts to hedge against fluctuations in the Pound Sterling relative to the United States dollar. Gains and losses on these contracts are generally recognized in the consolidated statement of operations at the time that the related transactions being hedged are recognized. Because the effect of movements in currency exchange rates on forward exchange contracts generally offset the related effect on the underlying items being hedged, use of these instruments is not expected to subject us to risks that would otherwise result from changes in currency exchange rates. We do not use derivative financial instruments for trading or speculative purposes. We did not use derivative financial instruments in the periods ended March 31, 2003 and 2002.

ITEM 4.  CONTROLS AND PROCEDURES

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

PART II

OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Information with respect to this item is incorporated by reference to Note 10 of the Notes to the Condensed Consolidated Financial Statements included herein on page 12 of this Report on Form 10-Q.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)

Exhibits:

The following documents are filed as Exhibits to this Report:

99.1

Certification of Stephen Wong pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002

99.2

Certification of Raj Sabhlok pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002

(b)

Reports on Form 8-K:

None

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EMBARCADERO TECHNOLOGIES, INC.
By:	/s/ RAJ SABHLOK

Raj Sabhlok Chief Financial Officer and Senior Vice President of Corporate Development

Date: May 12, 2003

CERTIFICATION PURSUANT TO RULE 15d-14
OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED
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

May 12, 2003
/s/ STEPHEN WONG

Stephen Wong President and Chief Executive Officer

CERTIFICATION PURSUANT TO RULE 15d-14
OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED
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

May 12, 2003
/s/ RAJ SABHLOK

Raj Sabhlok Chief Financial Officer and Senior Vice President of Corporate Development