Form 10-Q
period 2003-06-30
EMBARCADERO TECHNOLOGIES INC
filed 2003-08-11
CIK 1107112

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

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

☐   Yes      ☒  No

         The number of shares outstanding of the Registrant’s Common Stock as of July 31, 2003 was 26,515,010.

EMBARCADERO TECHNOLOGIES, INC.

PART I

FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

EMBARCADERO TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)
(unaudited)

	June 30, 2003	December 31, 2002
ASSETS
Current Assets:
Cash and cash equivalents	$34,895	$15,870
Short-term investments	13,360	27,893
Trade accounts receivable, net	7,383	7,539
Prepaid expenses and other current assets	1,754	1,532
Deferred income taxes	489	489

Total current assets	57,881	53,323
Property and equipment, net	3,174	3,587
Goodwill	10,337	10,337
Other intangible assets, net	1,096	1,500
Deferred income taxes	2,840	2,840
Other assets	4,675	5,128

Total assets	$80,003	$76,715

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$276	$379
Accrued liabilities	4,215	3,431
Deferred revenue	12,462	10,705

Total current liabilities	16,953	14,515

Stockholders’ Equity:
Common stock, $0.001 par value	27	27
Treasury stock	(6,287)	(5,116)
Additional paid-in capital	75,883	75,858
Accumulated other comprehensive income	102	184
Deferred stock-based compensation	(163)	(598)
Accumulated deficit	(6,512)	(8,155)

Total stockholders’ equity	63,050	62,200

Total liabilities and stockholders’ equity	$80,003	$76,715

         The accompanying notes are an integral part of these condensed consolidated financial statements.

EMBARCADERO TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Revenues:
License	$6,421	$6,516	$12,768	$13,612
Maintenance	6,024	5,403	11,885	10,809

Total revenues	12,445	11,919	24,653	24,421

Cost of revenues:
License	105	155	205	284
Amortization of acquired technology	556	405	1,111	674
Maintenance	565	524	1,153	1,150

Total cost of revenues	1,226	1,084	2,469	2,108

Gross profit	11,219	10,835	22,184	22,313

Operating expenses:
Research and development	4,016	3,560	7,806	7,290
Purchased research and development	—	1,100	—	1,100
Sales and marketing	4,844	4,619	9,739	9,494
General and administrative	1,308	1,408	2,610	2,749
Amortization of other intangible assets	—	385	—	770

Total operating expenses	10,168	11,072	20,155	21,403

Income (loss) from operations	1,051	(237)	2,029	910
Other income, net	159	180	285	356

Income (loss) before provision for income taxes and share in loss of joint venture	1,210	(57)	2,314	1,266
Benefit from (provision for) income taxes	(463)	58	(671)	(312)

Income before share in loss of joint venture	747	1	1,643	954
Share in loss of joint venture, net of income taxes	—	(123)	—	(423)

Net income (loss)	$747	$(122)	$1,643	$531

Net income (loss) per share:
Basic	$0.03	$(0.00)	$0.06	$0.02

Diluted	$0.03	$(0.00)	$0.06	$0.02

Weighted average shares used in per share calculation:
Basic	26,488	27,225	26,569	27,180

Diluted	28,212	27,225	28,244	29,383

Non-cash stock-based compensation included in the above expenses:
Cost of revenues	$—	$1	$—	$2
Research and development	3	8	6	21
Sales and marketing	77	208	182	458
General and administrative	97	338	247	755

	$177	$555	$435	$1,236

The accompanying notes are an integral part of these condensed consolidated financial statements.

EMBARCADERO TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2003	2002
Cash Flows from Operating Activities:
Net income	$1,643	$531
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,065	1,000
Provision for (recovery of) doubtful accounts	(57)	243
Amortization of developed technology	1,139	764
Amortization of other intangible assets	—	770
Amortization of deferred stock-based compensation	435	1,236
Share in loss of joint venture, net of income taxes	—	423
Changes in assets and liabilities:
Trade accounts receivable	191	(633)
Prepaid expenses and other assets	(199)	(506)
Accounts payable and accrued liabilities	641	391
Deferred revenue	1,706	1,521

Net cash provided by operating activities	6,564	5,740

Cash Flows from Investing Activities:
Purchase of investments	(11,396)	—
Maturities of investments	10,200	—
Sales of investments	15,617	1,541
Purchase of property and equipment	(592)	(1,564)
Technology acquired and developed	(275)	(290)
Acquisition of businesses	—	(2,000)
Investment in joint venture	—	(500)

Net cash provided by (used in) investing activities	13,554	(2,813)

Cash Flows from Financing Activities:
Payments for repurchase of common stock	(1,171)	(102)
Proceeds from exercise of stock options	25	504

Net cash provided by (used in) financing activities	(1,146)	402

Effect of exchange rate changes on cash and cash equivalents	53	40
Net increase in cash and cash equivalents	19,025	3,369
Cash and cash equivalents at beginning of period	15,870	23,371

Cash and cash equivalents at end of period	$34,895	$26,740

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

         Operating results for the six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2003 or for any future period. Further, the preparation of condensed consolidated financial statements requires management to make estimates and assumptions that affect the recorded amounts reported therein. A change in facts or circumstances surrounding the estimates could result in a change to the estimates and impact future operating results.

EMBARCADERO TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)

NOTE 2- SIGNIFICANT ACCOUNTING POLICIES

Stock-Based Compensation

         Pursuant to SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company accounts for employee stock options under Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and follows the disclosure-only provisions of SFAS No. 123. Under APB No. 25, compensation expense is based on the difference, if any, on the date of the grant, between the estimated fair value of the Company’s common stock and the exercise price of options to purchase that stock. For purposes of estimating the compensation cost of the Company’s option grants in accordance with SFAS No. 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. Had compensation cost for the Company’s stock-based compensation plan been determined based on the fair value at the grant dates for the awards under a method prescribed by SFAS No. 123, the Company’s net income (loss) would have been changed to the pro forma amounts indicated below (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(unaudited)		(unaudited)
Net income (loss), as reported	$747	$(122)	$1,643	$531
Add: Employee stock-based compensation expense included in reported net income (loss), net of tax	147	476	364	1,058
Less: Total employee stock-based compensation expense determined under fair value, net of tax	(849)	(1,827)	(1,542)	(2,803)

Pro forma net income (loss)	$45	$(1,473)	$465	$(1,214)

Basic and diluted net income (loss):
As reported	$0.03	$(0.00)	$0.06	$0.02
Pro forma	$0.00	$(0.05)	$0.02	$(0.04)

The fair value of each option grant is estimated on the date of grant using the fair value method, using the following weighted average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Risk-free interest rate	2.33-6.65%	3.56-6.65%	2.33-6.65%	3.56-6.65%
Expected life	4	4	4	4
Expected dividends	$—	$—	$—	$—
Volatility	113%	113%	113%	113%

EMBARCADERO TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)

Recent Accounting Pronouncements

         In November 2002, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”)No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires that a liability be recorded in the guarantor’s balance sheet upon issuance of a guarantee or an indemnification. In addition, FIN 45 requires disclosures about the guarantees or indemnifications that an entity has issued, including a reconciliation of changes in the entity’s product warranty liabilities. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees and indemnifications issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company fully adopted FIN 45 in the first quarter of 2003. The disclosure requirements are contained within Note 10, and the impact of the recognition and initial measurement of FIN 45 did not have a material effect on the Company’s financial position and results of operations.

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

NOTE 3—COMPREHENSIVE INCOME (LOSS)

         Other comprehensive income (loss) consists of unrealized gains (losses) on available-for-sale investments and foreign currency translation adjustments during the period.

         The components of comprehensive income (loss) are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(unaudited)		(unaudited)
Net income (loss)	$747	$(122)	$1,643	$531
Unrealized loss on available-for-sale investments, net of income taxes	—	—	(112)	—
Foreign currency translation adjustments, net of income taxes	48	64	30	40

Comprehensive income (loss)	$795	$(58)	$1,561	$571

NOTE 4—EARNINGS PER SHARE

         Basic net income (loss) per share excludes the effect of potentially dilutive securities and is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted net income (loss) per share reflects the potential dilution of securities by adding dilutive stock options to the weighted average number of common shares outstanding for the period.

EMBARCADERO TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)

         A reconciliation of the numerator and denominator used in the calculation of basic and diluted net income (loss) per share is as follows (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(unaudited)		(unaudited)
Calculation of basic net income (loss) per share:
Net income (loss)	$747	$(122)	$1,643	$531
Weighted average common shares outstanding	26,488	27,225	26,569	27,180
Net income (loss) per share, basic	$0.03	$(0.00)	$0.06	$0.02

Calculation of diluted net income (loss) per share:
Net income (loss)	747	(122)	1,643	531
Weighted average common shares outstanding	26,488	27,225	26,569	27,180
Dilutive securities- common stock options	1,724	—	1,675	2,203

Weighted average common and common equivalent shares	28,212	27,225	28,244	29,383
Net income (loss) per share, diluted	$0.03	$(0.00)	$0.06	$0.02

Anti-dilutive common stock options not included in net income (loss) per share calculation	1,605	1,555	1,581	914

NOTE 5—ACCOUNTING FOR BUSINESS COMBINATIONS, GOODWILL AND OTHER INTANGIBLE ASSETS

         Between January 1, 2003 and June 30, 2003, there were no changes to the Company’s goodwill balance of $10.3 million.

         Other intangible assets subject to amortization consist of technology that is being amortized over a period of four years and a covenant not to compete that was fully amortized at the end of 2002. The components of other intangible assets, excluding goodwill, are as follows (in thousands):

	As of June 30, 2003			As of December 31, 2002
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Other intangible assets:
Purchased technology	$3,230	$2,134	$1,096	$3,230	$1,730	$1,500
Covenant not to compete	3,080	3,080	—	3,080	3,080	—
Total	$6,310	$5,214	$1,096	$6,310	$4,810	$1,500

         Expected future amortization expense for other intangible assets is as follows (in thousands):

Fiscal Years:
Remainder of 2003	$404
2004	692

$1,096

EMBARCADERO TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)

NOTE 6 – CAPITALIZED SOFTWARE

         The Company accounts for certain software development costs, including purchased software, in accordance with SFAS No. 86, “Accounting for Costs of Computer Software to be Sold, Leased or Otherwise Marketed.” In the three and six months ended June 30, 2003, the Company capitalized approximately $170,000 and $275,000, respectively, of software development costs pursuant to SFAS No. 86. For the comparable periods in 2002, the Company capitalized approximately $130,000 and $290,000, respectively, of such costs. Gross software development costs capitalized in accordance with SFAS No. 86 were $6.2 million and $5.9 million at June 30, 2003 and December 31, 2002, respectively, and related accumulated amortization was $1.9 million and $1.1 million, respectively. Amortization expense for the three and six months ended June 30, 2003 was $366,000 and $735,000, respectively, and was $247,000 and $359,000 respectively, for the comparable periods in 2002.

NOTE 7– LEASE RELATED IMPAIRMENT LOSS

         During the third quarter of 2001, the Company recorded an impairment loss of $1.5 million related to office leases in San Francisco and Boston.

         A summary of the restructuring accrual is as follows (in thousands):

	Accrual as of January 1, 2003	Charged to Accrual	Net Cash Payments	Accrual as of June 30, 2003
Facilities leases, net of sublease income	$795	$—	$(191)	$604

         The accrual balance at June 30, 2003 was $604,000 and the rent is payable through 2004 for the San Francisco offices leases and 2007 for the Boston office lease.

NOTE 8 – TREASURY STOCK

         In September 2001, the Company’s Board of Directors authorized an initial stock repurchase program of up to 1,000,000 shares of its common stock. In July 2002, the Board of Directors amended the stock repurchase program, allowing the Company to repurchase an additional 2,000,000 shares. Depending on market conditions and other factors, repurchases can be made from time to time in the open market and in negotiated transactions, including block transactions, and this program may be discontinued at any time. In the six months ended June 30, 2003, the Company repurchased approximately 230,000 shares at a cost of approximately $1.2 million. For the six months ended June 30, 2002, the Company repurchased approximately 12,000 shares at a cost of approximately $102,000.

NOTE 9 – SEGMENT AND GEOGRAPHIC REPORTING

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

EMBARCADERO TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)

         The Company’s geographic sales data is based on customer location as defined by the following regions: North America, United Kingdom and Other. The Company’s wholly owned subsidiary, Embarcadero Europe Ltd., transacts all sales in Europe, the Middle East and Africa. Various distributors handle sales in regions outside Europe, the Middle East, Africa and North America.

         Revenues and long-lived assets by geographic region are as follows (in thousands):

Geographic Region	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(unaudited)		(unaudited)
Revenues:
North America	$9,953	$9,604	$19,653	$19,453
United Kingdom	688	1,064	1,571	2,082
Other	1,804	1,251	3,429	2,886

Total	$12,445	$11,919	$24,653	$24,421

	As of June 30, 2003	As of December 31, 2002
	(unaudited)
Long lived assets:
North America	$19,071	$20,299
United Kingdom	211	253

Total	$19,282	$20,552

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Bank Credit Facility

         In June 2003, the Company renewed its $3.0 million revolving credit facility with a bank. The credit facility bears interest at the prime rate and expires on June 30, 2004. This facility requires that the Company maintain various quarterly financial covenants including covenants related to tangible net worth, total liabilities and profitability. At June 30, 2003, the Company was in compliance with all covenants and had no amounts outstanding under this credit facility.

Leases

         The Company leases office space and equipment under noncancelable operating lease agreements that expire at various dates through 2008. The Company recognizes rent expense on a straight-line basis over the lease period and has accrued for rent expense incurred but not paid. Certain of the Company’s leases have renewal options with renewal terms ranging from one to five years.

EMBARCADERO TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)

         Future minimum lease payments under noncancelable operating leases are as follows (in thousands):

Year Ending December 31,	Operating Leases
Remainder of 2003	$1,222
2004	1,789
2005	1,597
2006	1,469
2007	1,423
Thereafter	510

Total minimum lease payments	$8,010

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

         While we believe that the Company’s defenses to the claims are meritorious and the Company intends to defend itself vigorously, no estimate can be made of the possible loss or possible range of loss associated with the resolution of this contingency and accordingly, the Company has not recorded a liability. As the litigation is at an early stage and is uncertain, the Company is unable to predict an outcome at this time and an unfavorable outcome may have a material adverse effect on its financial position, results of operations and cash flow.

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

         The Company also enters into arrangements with Original Equipment Manufacturers (“OEM”) that provide for license fees based on inclusion of the Company’s products in the OEM products. These arrangements often provide for non-refundable up front minimum royalty payments. Assuming that all other revenue recognition criteria are met, such payments are recognized as revenue when due. The OEM arrangements usually include maintenance and support contracts. The Company allocates revenue to the delivered elements of the arrangements using the residual value method based on objective evidence of the fair value of the undelivered elements, which is specific to the Company.

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

Critical Accounting Policies

         There have been no material changes to our critical accounting policies and estimates as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2002.

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, the percentage relationship of certain items from the Company’s condensed consolidated statements of operations to total revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Revenues:
License	51.6%	54.7%	51.8%	55.7%
Maintenance	48.4	45.3	48.2	44.3

Total revenues	100.0	100.0	100.0	100.0
Cost of revenues:
License	0.8	1.3	0.8	1.2
Amortization of acquired technology	4.5	3.4	4.5	2.7
Maintenance	4.6	4.4	4.7	4.7

Total cost of revenues	9.9	9.1	10.0	8.6

Gross profit	90.1	90.9	90.0	91.4

Operating expenses:
Research and development	32.3	29.9	31.7	29.9
Purchased research and development	—	9.2	—	4.5
Sales and marketing	38.9	38.8	39.5	38.9
General and administrative	10.5	11.8	10.6	11.3
Amortization of other intangible assets	—	3.2	—	3.2

Total operating expenses	81.7	92.9	81.8	87.7

Income (loss) from operations	8.4	(2.0)	8.2	3.7
Other income, net	1.3	1.5	1.2	1.5

Income (loss) before provision for income taxes and share in loss of joint venture	9.7	(0.5)	9.4	5.2
Benefit from (provision for) income taxes	(3.7)	0.5	(2.7)	(1.3)

Income before share in loss of joint venture	6.0	—	6.7	3.9
Share in loss of joint venture, net of income taxes	—	(1.0)	—	(1.7)

Net income (loss)	6.0%	(1.0)%	6.7%	2.2%

Three and Six Months Ended June 30, 2003 and 2002

Revenues

Total Revenues. Total revenues were $12.4 million for the three months ended June 30, 2003, an increase of 4.4% over the $11.9 million reported in the comparable period of 2002. For the six months ended June 30, 2003, total revenues were $24.7 million, a 1.0% increase over the $24.4 million reported in the comparable period of 2002.

License. License revenues were $6.4 million for the three months ended June 30, 2003, representing a 1.5% decrease from the $6.5 million reported in the comparable period of 2002. For the six month period, license revenues were $12.8 million representing a 6.2% decrease from the $13.6 million reported in the comparable period of 2002. The decrease in license revenues for both periods was due to continued unfavorable macro-economic conditions and the resulting impact on IT related spending. Customers have been faced with shrinking budgets and tighter internal spending controls, which has led to a reduction in IT spending and has impacted not only our license sales but also those of the software industry as a whole. Future license revenues cannot be predicted and will vary based on IT spending patterns, demand for DBArtisan and our other existing products, acceptance of our new products, competitive conditions and other related factors.

Maintenance. Maintenance revenues were $6.0 million for the three months ended June 30, 2003, an 11.5% increase over the $5.4 million reported in the comparable period of 2002. Maintenance revenue was $11.9 million for the six months ended June 30, 2003, an increase of 10.0% over the $10.8 million reported in the comparable period of 2002. The increase in maintenance revenues was due to the cumulative number of licenses sold and a corresponding increase in our customer base and maintenance renewals. Maintenance revenues are a factor of both new licenses sold and renewals of existing licenses. Future license sales as well as the percentage of existing license holders who opt to renew their maintenance agreements in the future will impact the growth rate of maintenance revenues.

Cost of Revenues

License. Cost of license revenues consists primarily of royalties, credit card merchant fees, product media and packaging and amortization of internally developed software development costs. Cost of license revenues was $105,000 for the three months ended June 30, 2003, or 1.6% of license revenues, as compared to $155,000, or 2.4% of license revenues, in the comparable period of 2002. The decrease in absolute dollars from 2002 to 2003 is primarily due to a reduction in amortization expense of approximately $33,000 relating to internally developed software as some products were fully amortized at the beginning of 2003; also contributing to the decrease were lower credit card merchant fees and royalty fees of approximately $7,000 and $4,000, respectively, in the three month period. Cost of license revenues was $205,000 for the six months ended June 30, 2003, or 1.6% of license revenues, as compared to $284,000, or 2.1% of license revenues, in the comparable period of 2002. For the six month period, the decrease in absolute dollars from 2002 to 2003 is due to a reduction in amortization expense of approximately $63,000 relating to internally developed software, as well as lower credit card merchant fees and royalty fees of approximately $7,000 and $4,000, respectively, in the three month period. Cost of license revenues as a percentage of license revenues may vary in the future depending on the mix of internally developed versus externally licensed products and the volume and mix of completed license transactions. Additionally, if products for which software development costs have been capitalized come to market, the related amortization expense over the life of the product will increase cost of license revenues in absolute dollars and may increase cost of license revenues as a percentage of license revenues.

Amortization of acquired technology. This amortization relates to technology acquired from third parties that was deemed to have reached technological feasibility at the date of acquisition and therefore capitalized. This expense was $556,000 and $1.1 million and for the three and six months ended June 30, 2003, respectively, and $405,000 and $674,000 for the three and six months ended June 30, 2002, respectively. The increase in amortization expense from 2002 to 2003 is related to the timing of the general availability of products containing acquired technology. Amortization of acquired technology may vary in the future depending on the mix of internally developed versus acquired products and whether any potential impairment charges need to be taken to write down the related assets.

Maintenance. Cost of maintenance revenues consists primarily of customer support personnel and related expenses, including payroll, employee benefits and allocated overhead. Cost of maintenance revenues was $565,000 for the three months ended June 30, 2003, or 9.4% of maintenance revenues, as compared to $524,000, or 9.7% of maintenance revenues, for the comparable period in 2002. The increase in absolute dollars is due to a slight increase in personnel related expenses. The decrease as a percentage of related revenues from 2002 to 2003 for the three month period was due to greater efficiencies of scale from the support organization, as the revenue base grew while headcount remained relatively consistent. For the six months ended June 30, 2003 and 2002, cost of maintenance revenues was $1.2 million or 9.7% and 10.6%, respectively, of maintenance revenues. If we hire more support personnel to support our expanding product line and customer base in advance of an increase in the related revenues, our cost of maintenance revenues may increase in absolute dollars and as a percentage of maintenance revenues.

Operating Expenses

Research and Development

Research and development expenses consist primarily of personnel and related expenses, including payroll, employee benefits and allocated overhead, non-cash stock-based compensation and payments made to outside software development contractors. Research and development expenses were $4.0 million, or 32.3% of revenues, for the three months ended June 30, 2003 and $3.6 million, or 29.9% of revenues, for the comparable period of 2002. Research and development expenses for the six months ended June 30, 2003 were $7.8 million, or 31.7% of revenues, as compared to $7.3 million, or 29.9% of revenues, for the comparable period of 2002. The increase in absolute dollars and as a percentage of revenue for both the three and six month periods of 2003 was primarily due to an increase in outside contractor expense. Research and development expenses may vary in future periods based on decisions to trim or expand our product development activities, including related headcount and use of third party contractors, depending upon market conditions and our product development cycles.

Purchased Research and Development.

Purchased research and development consists of technology purchased from third parties. From time to time, we purchase technology to supplement our research and development efforts and to leverage the resources available to us. Such purchases are for the rights, titles, and interest in the technology. If we determine that the purchased software has not reached technological feasibility, we expense the cost of the technology in the year of the purchase.

For both the three and six months ended June 30, 2002, we spent $1.1 million to purchase technology that had not reached technological feasibility. The technology was subsequently integrated into our products in 2002, and there are no related contractual obligations for future purchases of technology. No comparable expense was incurred in 2003. We may choose to purchase additional technology in the future based on our development needs and our decisions to build technology internally rather than purchase technology from third parties. Our past purchases and integration of research and development did not create a material strain on our financial or personnel resources. However, if we choose to purchase additional research and development in the future, such purchases may have a material effect on our financial and/or personnel resources.

Sales and Marketing

Sales and marketing expenses consist primarily of personnel and related expenses, commissions earned by sales personnel, non-cash stock-based compensation, trade shows, travel and other marketing communication costs, such as advertising and other marketing programs. Sales and marketing expenses were $4.8 million for the three months ended June 30, 2003, or 38.9% of revenues, as compared to $4.6 million, or 38.8% of revenues, for the comparable period of 2002. For the six months ended June 30, 2003, sales and marketing expenses were $9.7 million, or 39.5% of revenues, as compared to $9.5 million, or 38.9% of revenues, for the comparable period in 2002. The slight increase in expenses for both the three and six month periods of 2003 was due to an increase in sales headcount related expenses. We expect to release new products in 2003. When and if these products are released, we may increase our marketing efforts to promote the new products and hire new sales personnel to expand our sales capacity, which would lead to an increase in sales and marketing expense in future periods.

General and Administrative

General and administrative expenses consist primarily of personnel and related expenses, general operating expenses and non-cash stock-based compensation. General and administrative expenses were $1.3 million, or 10.5% of revenues, for the three months ended June 30, 2003 and were $1.4 million, or 11.8% of revenues, for the comparable period in 2002. For the six months ended June 30, 2003, general and administrative expenses were $2.6 million, or 10.6% of revenues, as compared to $2.7 million, or 11.3% of revenues, for the comparable period of 2002. Given that general and administrative expenses were relatively consistent from year to year for both the three and six month periods on an absolute dollar basis, the decrease as a percentage of revenues was primarily due to the increase in revenues from 2002 to 2003. General and administrative expenses may increase in absolute dollars if we choose to expand our administrative staff and facilities to support future growth in our operations.

Amortization of Other Intangible Assets. This amortization expense relates to a covenant not to compete purchased as a part of an acquisition in 2000. This intangible asset was fully amortized as of January 1, 2003. The related amortization expense was $385,000 and $770,000 for the three and six months ended June 30, 2002, respectively.

Benefit from (Provision for) Income Taxes. Benefit from (provision for) income taxes was ($463,000) and ($671,000) for the three and six months ended June 30, 2003, respectively, and $58,000 and ($312,000) for the same periods in 2002, respectively. The annual effective tax rate is approximately 29% for 2003 and 19% for 2002. The increase in the effective rate results primarily from the reduction in 2003 disqualifying dispositions derived from the exercise of the Company’s outstanding stock options. The exercise of stock options typically creates disqualifying dispositions which benefits the overall corporate tax rate. Significant management judgment is required in determining our provision for income taxes and our deferred tax assets and liabilities. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to adjust the effective rate for the current year.

Share in Loss of Joint Venture. In September 2001, we formed a joint venture with Aztec Software, Inc., a California corporation and wholly owned subsidiary of Aztec Software and Technology Services Limited, an Indian company publicly traded on the Bombay stock exchange. In accordance with the terms of the agreement, Embarcadero and Aztec Software, Inc. each contributed $1.0 million to the venture. We account for this venture under the equity method of accounting. For our fifty percent share in the loss of the venture in the three and six ended June 30, 2002, we recorded $123,000, net of a tax benefit of $37,000, and $423,000, net of a tax benefit of $154,000, as a loss from joint venture in our consolidated statement of operations. As of December 31, 2002, our investment in this entity was zero and we had no remaining commitments to the entity. We do not expect to realize any future income from our investment in this entity.

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

LIQUIDITY AND CAPITAL RESOURCES

         We have funded our business to date from cash generated by our operations and financings. In April 2000, we completed our initial public offering of common stock, generating net proceeds to us of approximately $43.0 million. As of June 30, 2003, we had cash, cash equivalents and short-term investments of $48.3 million.

         Net cash provided by operating activities was $6.6 million and $5.7 million for the six months ended June 30, 2003 and 2002, respectively. The $900,000 increase from 2002 to 2003 was primarily due to a $1.1 million increase in net income.

         In the six months ended June 30, 2003 and 2002, our net income was reduced by a number of non-cash expense items. The items include depreciation and amortization of property and equipment and intangible assets as well as amortization of deferred stock-based compensation. To the extent that these non-cash items increase or decrease and positively or negatively impact our future operating results, there will be no corresponding impact on our cash flows.

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

         Net cash provided by (used in) investing activities was $13.6 million and ($2.8) million for the six months ended June 30, 2003 and 2002, respectively. In both periods, cash was used to purchase property and equipment and to acquire and develop technology. In the six months ended June 30, 2003, $11.4 million was used to purchase investments and $25.8 million was provided by sales and maturities of investments. In the six months ended June

30, 2002, a $2.0 million previously deferred payment was made in connection with an acquisition completed in 2000, $1.5 million was provided by sales and maturities of investments and $500,000 was invested in a joint venture. We do not have any additional deferred payments related to our past acquisitions. We may continue to invest in short-term investments, and we may acquire additional technology in the future.

         For the six months ended June 30, 2003, net cash used in financing activities of $1.1 million was for the repurchase of common stock, slightly offset by $25,000 provided by the exercise of common stock options. For the six months ended June 30, 2002, net cash provided by financing activities of $402,000 came from the exercise of stock options under the Company’s stock option plan, partially offset by $102,000 used to repurchase shares of the Company’s common stock. Under our stock purchase plan discussed below, we may use cash to buy back shares of our common stock in the future.

         In September 2001, our Board of Directors authorized a stock repurchase program of up to 1,000,000 shares of our common stock. In July 2002, our board of directors amended the stock repurchase program, allowing the Company to repurchase an additional 2,000,000 shares. In the six months ended June 30, 2003, we repurchased approximately 231,000 shares at a cost of approximately $1.2 million. Since inception of the repurchase program, we have repurchased approximately 1.2 million shares.

         In June 2003, we renewed our $3.0 million revolving credit facility with a bank. The credit facility bears interest at the prime rate and expires on June 30, 2004. This facility requires that we maintain various quarterly financial covenants, including covenants related to tangible net worth, total liabilities and profitability. At June 30, 2003, we were in compliance with all covenants and had no amounts outstanding under this credit facility. We have no current plans to borrow any amounts under this credit facility.

         We had net deferred tax assets totaling $2.8 million at June 30, 2003. We believe that these assets will be realizable in the future.

         At June 30, 2003, our only contractual obligations consisted of facility lease commitments and operating leases for office equipment. Future minimum lease payments are as follows (in thousands):

Year Ending December 31,	Operating Leases
Remainder of 2003	$1,222
2004	1,789
2005	1,597
2006	1,469
2007	1,423
Thereafter	510

Total minimum lease payments	$8,010

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

         Our operating results have fluctuated from quarter to quarter during the past three fiscal years. We believe that quarter-to-quarter comparisons of our historical results of operations are not indicative of our future performance. Our revenues and operating results may continue to vary significantly from quarter to quarter due to a number of factors, including the factors discussed below under the captions:

•	“Our operating results would be harmed if information technology spending does not recover;”

•	“If we are not able to enhance our existing products to adapt to rapid technological change, or we introduce new products that do not achieve market acceptance, our revenues and earnings may suffer and we may experience loss of market share;”

•	“Large sales of our products and maintenance involve a lengthy sales cycle, which could cause delays in recognizing revenue or the failure to obtain revenue;”

•	“Our high fixed operating expenses might adversely affect our profitability if future revenue expectations are not met;”

•	“We may have future non-recurring charges in the event of goodwill impairment;”

•	“We may be required to change our revenue recognition policies based on changing implementation guidelines and interpretations, which could cause our revenues and operating results to fluctuate unexpectedly;”

•	“If our products do not perform as expected, we may lose customers, our costs will increase and revenues may be delayed or lost;” and

•	“Acquisitions of companies or technologies may result in disruptions to our business.”

         Seasonal variations in orders for our products also contribute to fluctuations in our quarterly operating results. These fluctuations are likely to cause corresponding volatility in our stock price, particularly if our operating results vary from analysts’ expectations.

If sales of DBArtisan fall, our revenues and income may decline.

         A significant portion of our revenues currently comes from sales of our DBArtisan product. For the six months ended June 30, 2003 and the years ended December 31, 2002 and 2001, DBArtisan accounted for approximately 38.3%, 42.0% and 38.7%, respectively, of our domestic license revenues. We expect that sales of DBArtisan will continue to represent a substantial portion of our license revenues for the foreseeable future. In addition, many of our customers initiate a relationship with us by purchasing DBArtisan. If demand for DBArtisan declines due to competition, technological change or other factors, our revenues and income may decline significantly.

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

Our operating results would be harmed if information technology spending does not recover.

         The markets into which we sell our products are cyclical and are subject to general economic conditions. The information technology industry continues to be depressed due to general economic conditions. We believe that the current economic situation has had an impact on capital spending for database technology and related products. We are uncertain as to how much longer the current situation in the database market will continue. The continuation of or any further slowdowns in the database market or in general economic conditions would likely result in a reduction in demand for our products and would harm our business.

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

         However, due to the nature of computing environments, new products and product enhancements could require longer development and testing periods than we currently anticipate. The continuing economic downturn has also made it more difficult for new products to gain acceptance in the market. Moreover, if we develop new products that do not achieve market acceptance, we may not be able to recoup development and marketing expenses, which could harm our operating results.

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

         We adopted SFAS No. 142 on January 1, 2002 and, as a result, we have ceased amortization of goodwill. Going forward, we will be required to test our goodwill for impairment on an annual basis or in the event of a significant change in our business. We performed impairment tests in January and September 2002 and determined that, at those times, there had been no impairment to goodwill. At June 30, 2003, our goodwill balance totaled $10.3 million. In the future, if we determine that this goodwill has been impaired, we will be required to take a non-recurring charge to write down this asset, which would adversely affect our earnings and book value.

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

         We may make strategic acquisitions of companies, products or technologies as necessary in order to implement our business strategy. If we make acquisitions and are unable to successfully integrate them with our existing operations, we may not receive the intended benefits of such acquisitions and the revenues and operating results of the combined company may decline. Any acquisition may temporarily disrupt our operations and divert management’s attention from day-to-day operations. In addition, acquisitions may subject us to unanticipated liabilities or risks, including litigation and the costs and uncertainties related to legal proceedings. For example, we are currently a defendant in litigation related to our acquisition of EngineeringPerformance, Inc, in November 2002.

As the litigation is at an early stage and is uncertain, we are unable to predict an outcome at this time and an unfavorable outcome may have a material adverse effect on our financial position, results of operations and cash flow.

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

Certain persons have substantial control over us, which could impede stockholder approval of certain transactions.

         Our executive officers and directors, in the aggregate, beneficially held 23.2% of our outstanding common stock as of June 30, 2003. In addition, despite their recent sales of our common stock, some of our founders who are no longer associated with us continue to hold a significant amount of our common stock. These groups of stockholders can significantly influence all matters requiring approval by our stockholders, including the approval of equity compensation plans, the election of directors and the approval of mergers or other business combination transactions.

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

         Some of our founders who are no longer associated with the Company continue to hold significant amounts of our common stock. Sales of our common stock by these founders cannot be controlled by us and may add to the volatility of our stock price. Further, the market for technology and Internet-related companies has experienced extreme volatility that often has been unrelated to the operating performance of particular companies. These fluctuations may adversely affect the trading price of our common stock, regardless of our actual operating performance.

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

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

         Our exposure to market risk for changes in interest rates primarily relates to our investment portfolio, which at June 30, 2003 included fixed-income securities with a fair value of approximately $40.0 million. The values of these securities are likely to decline if interest rates increase. However, due to the short maturities of our investments, an immediate 10 percent change in interest rates is not expected to have a material effect on our near-term financial condition or results of operations.

Foreign Exchange Risk

         Our operations are conducted primarily in the United States and are denominated in United States dollars. A small and potentially growing portion of our sales originate through our European subsidiary and are denominated in Pounds Sterling. From time to time, we enter into forward exchange contracts to hedge against fluctuations in the Pound Sterling relative to the United States dollar. Gains and losses on these contracts are generally recognized in the consolidated statement of operations at the time that the related transactions being hedged are recognized. Because the effect of movements in currency exchange rates on forward exchange contracts generally offset the related effect on the underlying items being hedged, use of these instruments is not expected to subject us to risks that would otherwise result from changes in currency exchange rates. We do not use derivative financial instruments for trading or speculative purposes. We did not use derivative financial instruments in the three or six months ended June 30, 2003 and 2002.

ITEM 4.     CONTROLS AND PROCEDURES

         Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we have evaluated our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that such disclosure controls and procedures are adequate and effective. There have not been any significant changes in our internal control over financial reporting or in other factors that could significantly affect this control subsequent to the date of management’s evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

PART II

OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

         Information with respect to this item is incorporated by reference to Note 10 of the Notes to the Condensed Consolidated Financial Statements included herein on page 12 of this Quarterly Report on Form 10-Q.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 4, 2003, the Company held its annual meeting of stockholders. The following items were submitted to a vote of the stockholders:

         (a)   To elect one three-year term Class III member serving on the Board of Directors.

Election of Director	Votes For	Votes Withheld
Stephen R. Wong	24,873,028	811,024

As a result, Mr. Wong was elected as Director of the Company. The following incumbent members continue to serve on the Board of Directors: Timothy C.K. Chou, Frank M. Polestra, Michael J. Roberts and Samuel T. Spadafora.

         (b)   To approve amendments to the Company’s 2000 Nonemployee Directors Stock Option Plan.

Votes
For	21,235,765
Against	2,210,311
Abstain	9,085
Broker Non-Vote	2,228,891

The amendments to the plan were approved.

         (c)   To ratify the appointment of PricewaterhouseCoopers LLP as the Company’s independent accountants for the year ending December 31, 2003.

Votes
For	25,670,858
Against	11,644
Abstain	1,550

The appointment was ratified.

ITEM 5.     OTHER INFORMATION.

         In June 2003, our Board of Directors amended the Company’s 1993 Stock Option Plan to extend its term, to give the Company the ability to issue restricted stock and to increase the number of shares authorized for issuance by 1,000,000 shares on each of July 1, 2004, 2005 and 2006, unless the plan is earlier terminated or superseded by another plan. The amended plan will become effective on November 1, 2003. As of June 30, 2003, there were 4,344,081 options issued and outstanding and 1,200,492 options still available for issuance under the plan.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits:

The following documents are filed as Exhibits to this Report:

10.1	Amended and Restated Embarcadero Technologies, Inc. 1993 Stock Option Plan

10.2	Amended and Restated 2000 Nonemployee Directors Stock Option Plan of Embarcadero Technologies, Inc.

The following documents are furnished as Exhibits to this Report:

31.1	Certification of Stephen Wong pursuant to Rule 13a-14(a) of the Securities and Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Raj Sabhlok pursuant to Rule 13a-14(a) of the Securities and Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Stephen Wong pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Raj Sabhlok pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         (b) Reports on Form 8-K:

On April 3, 2003, we furnished the SEC with a Current Report on Form 8-K to report the issuance of a press release regarding preliminary results for the first quarter of 2003. In accordance with SEC Release No. 33-8216, such information, which was intended to be furnished under Item 12 of Form 8-K, “Results of Operations and Financial Condition,” was instead furnished under Item 9, “Regulation FD Disclosure.”

On April 22, 2003, we furnished the SEC with a Current Report on Form 8-K to report the issuance of a press release regarding final results for the first quarter of 2003. In accordance with SEC Release No. 33-8216, such information, which was intended to be furnished under Item 12 of Form 8-K, “Results of Operations and Financial Condition,” was instead furnished under Item 9, “Regulation FD Disclosure.”

On May 28, 2003, we filed with the SEC a Current Report on Form 8-K to report, under Item 5 thereof, “Other Events and Required FD Disclosure,” that there was a typographical error in the 2003 Equity Incentive Plan attached as Appendix B to the Company’s Definitive Proxy Statement for its Annual Meeting of Stockholders held on June 4, 2003.

SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EMBARCADERO TECHNOLOGIES, INC.

By:	/s/ RAJ SABHLOK

Raj Sabhlok
Chief Financial Officer and Senior Vice President
of Corporate Development

Date: August 11, 2003