Form 10-Q
period 2003-09-30
EMBARCADERO TECHNOLOGIES INC
filed 2003-11-10
CIK 1107112

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003.

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

The number of shares outstanding of the Registrant’s Common Stock as of October 31, 2003 was 26,602,123.

EMBARCADERO TECHNOLOGIES, INC.

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EMBARCADERO TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

(unaudited)

	September 30, 2003	December 31, 2002
ASSETS
Current Assets:
Cash and cash equivalents	$39,080	$15,870
Short-term investments	11,860	27,893
Trade accounts receivable, net	7,658	7,539
Prepaid expenses and other current assets	1,738	1,532
Deferred income taxes	489	489

Total current assets	60,825	53,323
Property and equipment, net	2,884	3,587
Goodwill	10,337	10,337
Other intangible assets, net	894	1,500
Deferred income taxes	2,840	2,840
Other assets	4,276	5,128

Total assets	$82,056	$76,715

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$261	$379
Accrued liabilities	4,838	3,431
Deferred revenue	12,180	10,705

Total current liabilities	17,279	14,515

Stockholders’ Equity:
Common stock, $0.001 par value	27	27
Treasury stock	(6,287)	(5,116)
Additional paid-in capital	76,011	75,858
Accumulated other comprehensive income	109	184
Deferred stock-based compensation	(56)	(598)
Accumulated deficit	(5,027)	(8,155)

Total stockholders’ equity	64,777	62,200

Total liabilities and stockholders’ equity	$82,056	$76,715

The accompanying notes are an integral part of these condensed consolidated financial statements.

EMBARCADERO TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Revenues:
License	$6,864	$6,648	$19,632	$20,260
Maintenance	6,290	5,403	18,175	16,212

Total revenues	13,154	12,051	37,807	36,472

Cost of revenues:
License	168	125	373	409
Amortization of acquired technology	556	455	1,667	1,129
Maintenance	565	534	1,718	1,684

Total cost of revenues	1,289	1,114	3,758	3,222

Gross profit	11,865	10,937	34,049	33,250

Operating expenses:
Research and development	3,987	3,525	11,793	10,815
Purchased research and development	—	—	—	1,100
Sales and marketing	4,602	4,915	14,341	14,409
General and administrative	1,263	1,370	3,873	4,119
Amortization of other intangible assets	—	385	—	1,155

Total operating expenses	9,852	10,195	30,007	31,598

Income from operations	2,013	742	4,042	1,652
Other income, net	79	143	364	499

Income before provision for income taxes and share in loss of joint venture	2,092	885	4,406	2,151
Provision for income taxes	(607)	(204)	(1,278)	(516)

Income before share in loss of joint venture	1,485	681	3,128	1,635
Share in loss of joint venture, net of income taxes	—	—	—	(423)

Net income	$1,485	$681	$3,128	$1,212

Net income per share:
Basic	$0.06	$0.03	$0.12	$0.04

Diluted	$0.05	$0.02	$0.11	$0.04

Weighted average shares used in per share calculation:
Basic	26,525	27,225	26,553	27,197

Diluted	28,458	28,879	28,289	29,184

Non-cash stock-based compensation included in the above expenses:
Cost of revenues	$—	$—	$—	$2
Research and development	55	6	61	27
Sales and marketing	60	171	242	629
General and administrative	55	271	302	1,026

	$170	$448	$605	$1,684

The accompanying notes are an integral part of these condensed consolidated financial statements.

EMBARCADERO TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2003	2002
Cash Flows from Operating Activities:
Net income	$3,128	$1,212
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,582	1,553
Provision for (recovery of) doubtful accounts	(66)	343
Amortization of developed technology	1,167	135
Amortization of other intangible assets	606	2,285
Amortization of deferred stock-based compensation	542	1,684
Issuance of options in exchange for services	63	—
Share in loss of joint venture, net of income taxes	—	423
Changes in assets and liabilities:
Trade accounts receivable	(68)	(560)
Prepaid expenses and other assets	(229)	(262)
Accounts payable and accrued liabilities	1,180	346
Deferred revenue	1,405	1,270

Net cash provided by operating activities	9,310	8,429

Cash Flows from Investing Activities:
Purchase of investments	(13,496)	(15,732)
Maturities of investments	11,700	2,850
Sales of investments	17,717	6,170
Purchase of property and equipment	(817)	(1,787)
Technology acquired and developed	(275)	(950)
Acquisition of businesses	—	(2,000)
Investment in joint venture	—	(500)

Net cash provided by (used in) investing activities	14,829	(11,949)

Cash Flows from Financing Activities:
Payments for repurchase of common stock	(1,171)	(145)
Proceeds from exercise of stock options	150	512

Net cash provided by (used in) financing activities	(1,021)	367

Effect of exchange rate changes on cash and cash equivalents	92	53
Net increase (decrease) in cash and cash equivalents	23,210	(3,100)
Cash and cash equivalents at beginning of period	15,870	23,371

Cash and cash equivalents at end of period	$39,080	$20,271

Supplemental Cash Flow Information:
Cash paid for income taxes	$143	$190

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

Operating results for the nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2003 or for any future period. Further, the preparation of condensed consolidated financial statements requires management to make estimates and assumptions that affect the recorded amounts reported therein. A change in facts or circumstances surrounding the estimates could result in a change to the estimates and impact future operating results.

EMBARCADERO TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS– (Continued)

(unaudited)

NOTE 2- SIGNIFICANT ACCOUNTING POLICIES

Stock-Based Compensation

Pursuant to SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company accounts for employee stock options under Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and follows the disclosure-only provisions of SFAS No. 123. Under APB No. 25, compensation expense is based on the difference, if any, on the date of the grant, between the estimated fair value of the Company’s common stock and the exercise price of options to purchase that stock. For purposes of estimating the compensation cost of the Company’s option grants in accordance with SFAS No. 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. Had compensation cost for the Company’s stock-based compensation plan been determined based on the fair value at the grant dates for the awards under a method prescribed by SFAS No. 123, the Company’s net income would have been changed to the pro forma net income (loss) indicated below (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(unaudited)		(unaudited)
Net income, as reported	$1,485	$681	$3,128	$1,212
Add: Employee stock-based compensation expense included in reported net income, net of tax	87	381	451	1,439
Less: Total employee stock-based compensation expense determined under fair value, net of tax	(438)	(1,474)	(1,980)	(4,277)

Pro forma net income (loss)	$1,134	$(412)	$1,599	$(1,626)

Basic net income (loss):
As reported	$0.06	$0.03	$0.12	$0.04
Pro forma	0.04	(0.02)	0.06	(0.06)
Diluted net income (loss):
As reported	$0.05	$0.02	$0.11	$0.04
Pro forma	0.04	(0.02)	0.06	(0.06)

The fair value of each option grant is estimated on the date of grant using the fair value method with the following weighted average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Risk-free interest rate	2.33-6.65%	3.56-6.65%	2.33-6.65%	3.56-6.65%
Expected life	4	4	4	4
Expected dividends	$—	$—	$—	$—
Volatility	113%	113%	113%	113%

EMBARCADERO TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS– (Continued)

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

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period ending after December 15, 2003. The adoption of this standard did not have a material impact on the Company’s financial position and results of operations.

NOTE 3—COMPREHENSIVE INCOME

Other comprehensive income consists of unrealized losses on available-for-sale investments and foreign currency translation adjustments during the period.

The components of comprehensive income are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(unaudited)		(unaudited)
Net income	$1,485	$681	$3,128	$1,212
Unrealized loss on available-for-sale investments, net of income taxes	—	—	(112)	—
Foreign currency translation adjustments	9	13	39	53

Comprehensive income	$1,494	$694	$3,055	$1,265

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

EMBARCADERO TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS– (Continued)

(unaudited)

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net income per share is as follows (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(unaudited)		(unaudited)
Calculation of basic net income per share:
Net income	$1,485	$681	$3,128	$1,212
Weighted average common shares outstanding	26,525	27,225	26,553	27,197
Net income per share, basic	$0.06	$0.03	$0.12	$0.04

Calculation of diluted net income per share:
Net income	$1,485	$681	$3,128	$1,212
Weighted average common shares outstanding	26,525	27,225	26,553	27,197
Dilutive securities- common stock options	1,933	1,654	1,736	1,987

Weighted average common and common equivalent shares	28,458	28,879	28,289	29,184
Net income per share, diluted	$0.05	$0.02	$0.11	$0.04

Anti-dilutive common stock options not included in net income per share calculation	1,055	2,061	1,227	1,188

NOTE 5—ACCOUNTING FOR BUSINESS COMBINATIONS, GOODWILL AND OTHER INTANGIBLE ASSETS

Between January 1, 2003 and September 30, 2003, there were no changes to the Company’s goodwill balance of $10.3 million.

Other intangible assets subject to amortization consist of technology that is being amortized over a period of four years and a covenant not to compete that was fully amortized at the end of 2002. The components of other intangible assets, excluding goodwill, are as follows (in thousands):

	As of September 30, 2003			As of December 31, 2002
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Other intangible assets:
Purchased technology	$3,230	$2,336	$894	$3,230	$1,730	$1,500
Covenant not to compete	3,080	3,080	—	3,080	3,080	—

Total	$6,310	$5,416	$894	$6,310	$4,810	$1,500

Expected future amortization expense for other intangible assets is as follows (in thousands):

Fiscal Years:
Remainder of 2003	$202
2004	692

$894

EMBARCADERO TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS– (Continued)

(unaudited)

NOTE 6- CAPITALIZED SOFTWARE

The Company accounts for certain software development costs, including purchased software, in accordance with SFAS No. 86, “Accounting for Costs of Computer Software to be Sold, Leased or Otherwise Marketed.” In the three and nine months ended September 30, 2003, the Company capitalized approximately zero and $275,000, respectively, of software development costs pursuant to SFAS No. 86. For the comparable periods in 2002, the Company capitalized approximately $110,000 and $400,000, respectively, of such costs. Gross software development costs capitalized in accordance with SFAS No. 86 were $6.2 million and $5.9 million at September 30, 2003 and December 31, 2002, respectively, and related accumulated amortization was $2.3 million and $1.1 million, respectively. Amortization expense for the three and nine months ended September 30, 2003 was $432,000 and $1.2 million, respectively, and was $296,000 and $659,000, respectively, for the comparable periods in 2002.

NOTE 7—LEASE RELATED IMPAIRMENT LOSS

During the third quarter of 2001, the Company recorded an impairment loss of $1.5 million related to office leases in San Francisco and Boston.

A summary of the restructuring accrual is as follows (in thousands):

	Accrual as of January 1, 2003	Charged to Accrual	Net Cash Payments	Accrual as of September 30, 2003
Facilities leases, net of sublease income	$795	$—	$(287)	$508

The accrual balance at September 30, 2003 was approximately $508,000 and the rent is payable through June 2004 for the San Francisco offices leases and October 2007 for the Boston office lease.

NOTE 8– TREASURY STOCK

In September 2001, the Company’s Board of Directors authorized an initial stock repurchase program of up to 1,000,000 shares of its common stock. In July 2002, the Board of Directors amended the stock repurchase program, allowing the Company to repurchase an additional 2,000,000 shares. Depending on market conditions and other factors, repurchases can be made from time to time in the open market and in negotiated transactions, including block transactions, and this program may be discontinued at any time. In the nine months ended September 30, 2003, the Company repurchased approximately 230,000 shares at a cost of approximately $1.2 million. For the nine months ended September 30, 2002, the Company repurchased approximately 20,000 shares at a cost of approximately $145,000.

NOTE 9—SEGMENT AND GEOGRAPHIC REPORTING

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

EMBARCADERO TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS– (Continued)

(unaudited)

The Company’s geographic sales data is based on customer location as defined by the following regions: North America, United Kingdom and Other. The Company’s wholly owned subsidiary, Embarcadero Europe Ltd., transacts all sales in Europe, the Middle East and Africa. Various distributors handle sales in regions outside Europe, the Middle East, Africa and North America.

Revenues and long-lived assets by geographic region are as follows (in thousands):

Geographic Region	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(unaudited)		(unaudited)
Revenues:
North America	$10,612	$9,689	$30,265	$29,142
United Kingdom	915	1,032	2,486	3,115
Other	1,627	1,330	5,056	4,215

Total	$13,154	$12,051	$37,807	$36,472

	As of September 30, 2003	As of December 31, 2002
	(unaudited)
Long lived assets:
North America	$18,216	$20,299
United Kingdom	175	253

Total	$18,391	$20,552

NOTE 10- COMMITMENTS AND CONTINGENCIES

Bank Credit Facility

In June 2003, the Company renewed its $3.0 million revolving credit facility with a bank. The credit facility bears interest at the prime rate and expires on June 30, 2004. This facility requires that the Company maintain various quarterly financial covenants including covenants related to tangible net worth, total liabilities and profitability. At September 30, 2003, the Company was in compliance with all covenants and had no amounts outstanding under this credit facility.

Leases

The Company leases office space and equipment under noncancelable operating lease agreements that expire at various dates through 2008. The Company recognizes rent expense on a straight-line basis over the lease period and has accrued for rent expense incurred but not paid. Certain of the Company’s leases have renewal options with renewal terms ranging from one to five years.

EMBARCADERO TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS– (Continued)

(unaudited)

Future minimum lease payments under noncancelable operating leases are as follows (in thousands):

Year Ending December 31,	Operating Leases
Remainder of 2003	$556
2004	1,789
2005	1,597
2006	1,469
2007	1,423
Thereafter	510

Total minimum lease payments	$7,344

Contingencies

In October 2002, The Client Server Factory Inc. filed a claim in the Superior Court for the County of San Francisco alleging causes of action for breach of fiduciary duty for misappropriation and theft of corporate opportunity, fraud, negligent misrepresentation, conspiracy and other similar claims, which are primarily related to alleged activities of Wayne Williams, currently the Company’s Chief Technology Officer, and EngineeringPerformance, Inc., prior to November 2000, when the Company acquired Engineering Performance and Mr. Williams joined the Company. The complaint names as defendants, in addition to Mr. Williams, Stonegate Insurance Company LTD, a holding company owned by Mr. Williams through which he held his interest in EngineeringPerformance; EngineeringPerformance Inc. and a related company, EngineeringPerformance, LLC; and the Company and Stephen Wong, the Company’s President and Chief Executive Officer. Among other things, the complaint alleges that the defendants conspired together to deprive the plaintiff of its proprietary rights to software that the Company acquired from EngineeringPerformance, Inc., which is being used in a product currently being sold and marketed by the Company. The complaint seeks damages in an unspecified amount.

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

The Company has entered into indemnification agreements with its directors and executive officers. Such agreements may require the Company, among other things, to indemnify its officers and directors, other than for liabilities arising from willful misconduct of a culpable nature, and to advance their expenses incurred as a result of any proceeding against them as to which they could be indemnified.

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentage relationship of certain items from the Company’s condensed consolidated statements of operations to total revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Revenues:
License	52.2%	55.2%	51.9%	55.5%
Maintenance	47.8	44.8	48.1	44.5

Total revenues	100.0	100.0	100.0	100.0

Cost of revenues:
License	1.3	1.0	1.0	1.1
Amortization of acquired technology	4.2	3.8	4.4	3.1
Maintenance	4.3	4.4	4.5	4.6

Total cost of revenues	9.8	9.2	9.9	8.8

Gross profit	90.2	90.8	90.1	91.2

Operating expenses:
Research and development	30.3	29.2	31.2	29.7
Purchased research and development	—	—	—	3.0
Sales and marketing	35.0	40.8	37.9	39.5
General and administrative	9.6	11.4	10.3	11.3
Amortization of other intangible assets	—	3.2	—	3.2

Total operating expenses	74.9	84.6	79.4	86.7

Income from operations	15.3	6.2	10.7	4.5
Other income, net	0.6	1.2	1.0	1.4

Income before provision for income taxes and share in loss of joint venture	15.9	7.4	11.7	5.9
Provision for income taxes	(4.6)	(1.7)	(3.4)	(1.4)

Income before share in loss of joint venture	11.3	5.7	8.3	4.5
Share in loss of joint venture, net of income taxes	—	—	—	(1.2)

Net income	11.3%	5.7%	8.3%	3.3%

Three and Nine Months Ended September 30, 2003 and 2002

Revenues

Total Revenues. Total revenues were $13.2 million for the three months ended September 30, 2003, an increase of 9.2% over the $12.1 million reported in the comparable period of 2002. For the nine months ended September 30, 2003, total revenues were $37.8 million, a 3.7% increase over the $36.5 million reported in the comparable period of 2002.

License. License revenues were $6.9 million for the three months ended September 30, 2003, representing a 3.3% increase from the $6.6 million reported in the comparable period of 2002. For the nine month period, license revenues were $19.6 million, representing a 3.1% decrease from the $20.3 million reported in the comparable period of 2002. The increase in license revenues for the three month period was due to an improving sales pipeline and better sales closure rates as well as customer adoption of new products and product bundles. The decrease in license revenues for the nine month period was due to unfavorable macro-economic conditions and the resulting impact on IT related spending. Customers instituted tight internal spending controls in the past few years, which through the first half of 2003 led to a reduction in IT spending that impacted not only our license sales but also those of the software industry as a whole. Future license revenues cannot be predicted and will vary based on IT spending patterns, demand for DBArtisan and our other existing products, acceptance of our new products, changes in product pricing, competitive conditions and other related factors.

Maintenance. Maintenance revenues were $6.3 million for the three months ended September 30, 2003, representing a 16.4% increase over the $5.4 million reported in the comparable period of 2002. Maintenance revenues were $18.2 million for the nine months ended September 30, 2003, representing an increase of 12.1% over the $16.2 million reported in the comparable period of 2002. The increase in maintenance revenues was due to the cumulative number of licenses sold and a corresponding increase in our customer base and maintenance renewals. Maintenance revenues are a factor of both new licenses sold and renewals of existing licenses. Future license sales, as well as the percentage of existing license holders who opt to renew their maintenance agreements in the future, cannot be predicted and will impact our maintenance revenues.

Cost of Revenues

License. Cost of license revenues consists primarily of amortization of internally developed software development costs, royalties, credit card merchant fees, and product media and packaging. Cost of license revenues was $168,000 for the three months ended September 30, 2003, or 2.4% of license revenues, as compared to $125,000, or 1.9% of license revenues, in the comparable period of 2002. The increase in absolute dollars from 2002 to 2003 is primarily due to an increase in amortization of internally developed software of approximately $34,000 relating to a product that became generally available in the third quarter of 2003. Also contributing to the increase were higher credit card merchant fees and royalty fees of approximately $10,000 and $16,000, respectively, somewhat offset by a $13,000 decrease in product media and packaging. Cost of license revenues was $373,000 for the nine months ended September 30, 2003, or 1.9% of license revenues, as compared to $409,000, or 2.0% of license revenues, in the comparable period of 2002. For the nine month period, the decrease in absolute dollars from 2002 to 2003 is due to a reduction in amortization of internally developed software of approximately $29,000. Capitalized software development costs for several products were fully amortized at the beginning of 2003. However, the related reduction in amortization expense was somewhat offset by the commencement of amortization related to capitalized development costs associated with a new product made generally available in the third quarter of 2003. Cost of license revenues as a percentage of license revenues may vary in the future depending on the mix of internally developed versus externally licensed products and the volume and mix of completed license transactions. Additionally, if products for which software development costs have been capitalized come to market, the related amortization expense over the life of the product will increase cost of license revenues in absolute dollars and may increase cost of license revenues as a percentage of license revenues.

Amortization of acquired technology. This amortization relates to technology acquired from third parties that was deemed to have reached technological feasibility at the date of acquisition and therefore capitalized. This expense was $556,000 and $1.7 million for the three and nine months ended September 30, 2003, respectively, and $455,000 and $1.1 million for the three and nine months ended September 30, 2002, respectively. The increase in amortization expense from 2002 to 2003 is related to the timing of the general availability of products containing acquired technology. Amortization of acquired technology may vary in the future depending on the mix of internally developed versus acquired products.

Maintenance. Cost of maintenance revenues consists primarily of customer support personnel and related expenses, including payroll, employee benefits and allocated overhead. Cost of maintenance revenues was $565,000 for the three months ended September 30, 2003, or 9.0% of maintenance revenues, as compared to $534,000, or 9.9% of maintenance revenues, in the comparable period of 2002. The increase in absolute dollars is primarily due to an increase in staff training software costs of approximately $24,000. For the nine months ended September 30, 2003 and 2002, cost of maintenance revenues was $1.7 million and $1.7 million or 9.5% and 10.4%, respectively, of maintenance revenues. The decrease as a percentage of related revenues from 2002 to 2003 for both the three and nine month periods was due to greater efficiencies of scale from the support organization, as the revenue base grew while headcount remained relatively consistent. If we hire more support personnel to support our expanding product line and customer base in advance of an increase in the related revenues, our cost of maintenance revenues may increase in absolute dollars and as a percentage of maintenance revenues.

Operating Expenses

Research and Development. Research and developmentx expenses consist primarily of personnel and related expenses, including payroll, employee benefits and allocated overhead, non-cash stock-based compensation and payments made to outside software development contractors. Research and development expenses were $4.0 million, or 30.3% of revenues, for the three months ended September 30, 2003 and $3.5 million, or 29.3% of revenues, in the comparable period of 2002. The increase in absolute dollars and as a percentage of revenue was to due an increase in personnel and related expenses of approximately $300,000 and an increase in outside contractor expense of approximately $130,000. Research and development expenses for the nine months ended September 30, 2003 were $11.8 million, or 31.2% of revenues, as compared to $10.8 million, or 29.7% of revenues, in the comparable period of 2002. The increase in absolute dollars and as a percentage of revenue for the nine month period was primarily due to an increase in outside contractor expense of approximately $825,000 and an increase in personnel and related expenses of approximately $90,000. Research and development expenses may vary in future periods based on decisions to trim or expand our product development activities, including related headcount and use of third party contractors, depending upon market conditions, our product strategy and our product development cycles.

Purchased Research and Development. Purchased research and development consists of technology purchased from third parties. From time to time, we purchase technology to supplement our research and development efforts and to leverage the resources available to us. Such purchases are for the complete right, title and interest in the technology. If we determine that the purchased software has not reached technological feasibility, we expense the cost of the technology in the year of the purchase.

For the three and nine months ended September 30, 2002, we spent zero and $1.1 million, respectively, to purchase technology that had not reached technological feasibility. The technology was subsequently integrated into our products in 2002, and there were no related contractual obligations for future purchases of technology. No comparable expense was incurred in 2003. We may choose to purchase additional technology in the future based on our product strategy, development needs and decisions to purchase technology from third parties rather than build technology internally. Our past purchases and integration of purchased research and development did not create a material strain on our financial or management resources. However, if we choose to purchase additional research and development in the future, such purchases may have a material effect on our financial and/or management resources.

Sales and Marketing. Sales and marketing expenses consist primarily of personnel and related expenses, commissions earned by sales personnel, non-cash stock-based compensation, trade shows, travel and other marketing communication costs, such as advertising and other marketing programs. Sales and marketing expenses were $4.6 million for the three months ended September 30, 2003, or 35.0% of revenues, as compared to $4.9 million, or 40.8% of revenues, in the comparable period of 2002. The decrease in absolute dollars and as a percentage of revenue was due to a decrease in marketing communication costs, as well as a decrease in non-cash stock based compensation. For the nine months ended September 30, 2003, sales and marketing expenses were $14.3 million, or 37.9% of revenues, as compared to $14.4 million, or 39.5% of revenues, in the comparable period of 2002. The slight decrease in absolute dollars and as a percentage of revenue for the nine month period was due to a decrease in marketing communication costs and marketing personnel and related expenses, as well as a decrease in non-cash stock based compensation, mostly offset by an increase in sales headcount related expenses. We have released new products in 2003 and we may increase our marketing efforts to promote the new products and hire new sales personnel to expand our sales capacity, which would lead to an increase in sales and marketing expenses in future periods.

General and Administrative. General and administrative expenses consist primarily of personnel and related expenses, general operating expenses and non-cash stock-based compensation. General and administrative expenses were $1.3 million, or 9.6% of revenues, for the three months ended September 30, 2003 and were $1.4 million, or 11.4% of revenues, in the comparable period of 2002. The decrease on an absolute basis and as a percentage of revenues was primarily due to a $245,000 decrease in non-cash stock based compensation somewhat offset by an increase in professional service expenses. For the nine months ended September 30, 2003, general and administrative expenses were $3.9 million, or 10.2% of revenues, as compared to $4.1 million, or 11.3% of revenues, in the comparable period of 2002. The decrease in absolute dollars and as a percentage of revenues was primarily due to a $724,000 decrease in non-cash stock-based compensation and a $171,000 decrease in bad debt expense, offset by an increase of approximately $686,000 in professional services expenses. The increase in professional services expenses was primarily attributable to a $567,000 increase in legal fees due to the costs of defending the claim discussed in Note 10 to the condensed consolidated financial statements and compliance with new regulatory requirements. General and administrative expenses may increase in absolute dollars if we choose to expand our administrative staff and facilities to support future growth in our operations.

Amortization of Other Intangible Assets. This amortization expense relates to a covenant not to compete purchased as a part of an acquisition we made in 2000. This intangible asset was fully amortized as of January 1, 2003. The related amortization expense was $385,000 and $1.2 million for the three and nine months ended September 30, 2002, respectively.

Provision for Income Taxes. Provision for income taxes was $607,000 and $1.3 million for the three and nine months ended September 30, 2003, respectively, and $204,000 and $516,000 for the respective periods in 2002. The effective tax rates for the nine months ended September 30, 2003 and 2002 were approximately 29% and 23%, respectively. The increase in the effective rate results primarily from the reduction in disqualifying dispositions in the first nine months of 2003 derived from the exercise of the Company’s outstanding stock options. The exercise of stock options typically creates disqualifying dispositions which benefits the overall corporate tax rate. Significant management judgment is required in determining our provision for income taxes and our deferred tax assets and liabilities. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to adjust the effective rate for the current year.

Share in Loss of Joint Venture. In September 2001, we formed a joint venture with Aztec Software, Inc., a California corporation and wholly owned subsidiary of Aztec Software and Technology Services Limited, an Indian company publicly traded on the Bombay stock exchange. In accordance with the terms of the agreement, Embarcadero and Aztec Software, Inc. each contributed $1.0 million to the venture. We account for this venture under the equity method of accounting. For our fifty percent share in the loss of the venture in the three and nine months ended September 30, 2002, we recorded zero and $423,000, net of a tax benefit of $154,000, as a loss from joint venture in our consolidated statement of operations. As of December 31, 2002, our investment in this entity was zero and we had no remaining commitments to the entity. We do not expect to realize any future income from our investment in this entity.

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

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period ending after December 15, 2003. The adoption of this standard did not have a material impact on our financial position and results of operations.

LIQUIDITY AND CAPITAL RESOURCES

We have funded our business to date from cash generated by our operations and financings. In April 2000, we completed our initial public offering of common stock, generating net proceeds to us of approximately $43.0 million. As of September 30, 2003, we had cash, cash equivalents and short-term investments of $50.9 million.

Net cash provided by operating activities was $9.3 million and $8.4 million for the nine months ended September 30, 2003 and 2002, respectively. The $881,000 increase from 2002 to 2003 was primarily due to a $1.9 million increase in net income and a $1.5 million net increase in operating assets and liabilities, offset by a $1.8 million reduction in amortization expense, a $423,000 decrease in loss from joint venture and a $409,000 decrease in provision for doubtful accounts.

In the nine months ended September 30, 2003 and 2002, our net income was reduced by a number of non-cash expense items. The items include depreciation and amortization of property and equipment and intangible assets as well as amortization of deferred stock-based compensation. To the extent that these non-cash items increase or decrease and positively or negatively impact our future operating results, there will be no corresponding impact on our cash flows.

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

Net cash provided by (used in) investing activities was $14.8 million and ($11.9) million for the nine months ended September 30, 2003 and 2002, respectively. In both periods, cash was used to purchase property and equipment and to acquire and develop technology. In the nine months ended September 30, 2003, $13.5 million was used to purchase investments and $29.4 million was provided by sales and maturities of investments. In the nine months ended September 30, 2002, $15.7 million was used to purchase investments, $9.0 million was provided by sales and maturities of investments, a $2.0 million previously deferred payment was made in connection with an acquisition completed in 2000 and $500,000 was invested in a joint venture. We do not have any additional deferred payments related to our past acquisitions. We may continue to invest in short-term investments, and we may acquire additional technology in the future.

For the nine months ended September 30, 2003, net cash used in financing activities of $1.2 million was for the repurchase of shares of the Company’s common stock, slightly offset by $150,000 provided by the exercise of common stock options. For the nine months ended September 30, 2002, net cash provided by financing activities of $367,000 came from the exercise of stock options under the Company’s stock option plan of $512,000, partially offset by $145,000 used to repurchase shares of the Company’s common stock. Under our stock purchase plan discussed below, we may use cash to buy back shares of our common stock in the future.

In September 2001, our Board of Directors authorized a stock repurchase program of up to 1,000,000 shares of our common stock. In July 2002, our board of directors amended the stock repurchase program, allowing the Company to repurchase an additional 2,000,000 shares. In the nine months ended September 30, 2003, we repurchased approximately 231,000 shares at a cost of approximately $1.2 million. Since inception of the repurchase program, we have repurchased approximately 1.2 million shares.

In June 2003, we renewed our $3.0 million revolving credit facility with a bank. The credit facility bears interest at the prime rate and expires on June 30, 2004. This facility requires that we maintain various quarterly financial covenants, including covenants related to tangible net worth, total liabilities and profitability. At September 30, 2003, we were in compliance with all covenants and had no amounts outstanding under this credit facility. We have no current plans to borrow any amounts under this credit facility.

We had net deferred tax assets totaling $3.3 million at September 30, 2003. We believe that these assets will be realizable in the future.

At September 30, 2003, our only contractual obligations consisted of facility lease commitments and operating leases for office equipment. Future minimum lease payments are as follows (in thousands):

Year Ending December 31,	Operating Leases
Remainder of 2003	$556
2004	1,789
2005	1,597
2006	1,469
2007	1,423
Thereafter	510

Total minimum lease payments	$7,344

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

A significant portion of our revenues currently comes from sales of our DBArtisan product. For the nine months ended September 30, 2003 and the years ended December 31, 2002 and 2001, DBArtisan accounted for approximately 38.8%, 42.0% and 38.7%, respectively, of our domestic license revenues. We expect that sales of DBArtisan will continue to represent a substantial portion of our license revenues for the foreseeable future. In addition, many of our customers initiate a relationship with us by purchasing DBArtisan. If demand for DBArtisan declines due to competition, technological change or other factors, our revenues and income may decline significantly.

If we do not generate new business from our existing customers and add new customers, we will not be able to sustain or increase our revenues.

Our license arrangements generally do not provide for substantial ongoing license or maintenance payments. Therefore, our future revenue growth depends on our success in expanding our relationships with existing customers and attracting new customers. Our ability to expand our relationships with existing customers and attract new customers will depend on a variety of factors, including the performance, quality, breadth and depth of our current and future products and maintenance. Our failure to expand our relationships with existing customers or to add new customers would reduce our future license and maintenance revenues. In addition, if our existing customers do not renew their support contracts, our future maintenance revenues will be adversely affected.

Our operating results would be harmed if information technology spending does not recover.

The markets into which we sell our products are cyclical and are subject to general economic conditions. The information technology industry continues to be depressed due to general economic conditions. We believe that the current economic situation has had an impact on capital spending for database technology and related products. Although there are some signs of a recovery, we are uncertain as to how much longer the current situation in the database market will continue. The continuation of or any further slowdowns in the database market or in general economic conditions would likely result in a reduction in demand for our products and would harm our business.

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

The majority of our operating expenses consist of personnel and related expenses and facility related costs. These costs are relatively fixed in the short term, and our operating decisions such as when to hire additional personnel and when to expand our facilities and infrastructure are based in large part on expectations about expected future revenues. If we hire personnel and enter into facilities contracts based on our expectations about future revenues, and then we fail to meet those revenue expectations, we would likely have lower than expected earnings per share, which would negatively affect our stock price.

We may have future non-recurring charges in the event of goodwill impairment.

We adopted SFAS No. 142 on January 1, 2002 and, as a result, we have ceased amortization of goodwill. Going forward, we will be required to test our goodwill for impairment on an annual basis or in the event of a significant change in our business. We performed an impairment test in September 2003 and determined that, at that time, there had been no impairment to goodwill. At September 30, 2003, our goodwill balance totaled $10.3 million. In the future, if we determine that this goodwill has been impaired, we will be required to take a non-recurring charge to write down this asset, which would adversely affect our earnings and book value.

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

There has been consolidation in our industry, such as IBM’s acquisition of Rational Software and Borland Software Corporation’s acquisition of Togethersoft. These and any future acquisitions may have the effect of improving the competitive positions of the acquired companies and weakening our competitive situation. To effectively compete as the industry consolidates, we may need to seek alliances with other companies in order to gain better acceptance of our products. We may not be able to enter into such alliances on terms favorable to us or at all.

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

In addition, acquisitions may subject us to unanticipated liabilities or risks, including litigation and the costs and uncertainties related to legal proceedings. For example, we are currently a defendant in litigation related to our acquisition of EngineeringPerformance, Inc, in November 2002. As the litigation is at an early stage and is uncertain, we are unable to predict an outcome at this time. An unfavorable outcome may have a material adverse effect on our financial position, results of operations and cash flow.

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

Our executive officers and directors, in the aggregate, beneficially held 23.6% of our outstanding common stock as of September 30, 2003. In addition, despite their recent sales of our common stock, some of our founders who are no longer associated with us continue to hold a significant amount of our common stock. These groups of stockholders can significantly influence all matters requiring approval by our stockholders, including the approval of equity compensation plans, the election of directors and the approval of mergers or other business combination transactions.

We expect the price of our common stock to remain volatile, making it difficult for our stockholders to predict the return on their investment.

Since our initial public offering, the market price of our common stock has fluctuated significantly in response to a number of factors, some of which are beyond our control, including:

•	changes in market valuation of software and technology companies;

•	quarterly variations in our operating results;

•	global and domestic economic and political conditions;

•	changes in financial estimates by securities analysts;

•	announcements that we or our competitors make related to significant contracts, acquisitions, capital commitments, strategic partnerships or product introductions or enhancements;

•	additions or departures of key personnel;

•	stock market price and volume fluctuations, which are particularly volatile among securities of software and Internet companies; and

•	sales of significant amounts of our common stock or other securities in the open market.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our exposure to market risk for changes in interest rates primarily relates to our investment portfolio, which at September 30, 2003 included fixed-income securities with a fair value of approximately $39.0 million. The values of these securities are likely to decline if interest rates increase. However, due to the short maturities of our investments, an immediate 10 percent change in interest rates is not expected to have a material effect on our near-term financial condition or results of operations.

Foreign Exchange Risk

Our operations are conducted primarily in the United States and are denominated in United States dollars. A small and potentially growing portion of our sales originate through our European subsidiary and are denominated in Pounds Sterling. From time to time, we enter into forward exchange contracts to hedge against fluctuations in the Pound Sterling relative to the United States dollar. Gains and losses on these contracts are generally recognized in the consolidated statement of operations at the time that the related transactions being hedged are recognized. Because the effect of movements in currency exchange rates on forward exchange contracts generally offset the related effect on the underlying items being hedged, use of these instruments is not expected to subject us to risks that would otherwise result from changes in currency exchange rates. We do not use derivative financial instruments for trading or speculative purposes. We did not use derivative financial instruments in the three or nine months ended September 30, 2003 and 2002.

ITEM 4. CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer carried out an evaluation of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that such disclosure controls and procedures were adequate and designed to ensure that material information relating to the Company would be made known to them by others within the Company.

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

(b) Reports on Form 8-K:

On July 24, 2003, we furnished the SEC with a Current Report on Form 8-K to report the issuance of a press release regarding financial results for the second quarter of 2003. In accordance with SEC Release No. 33-8216, such information, which was intended to be furnished under Item 12 of Form 8-K, “Results of Operations and Financial Condition,” was instead furnished under Item 9, “Regulation FD Disclosure.”

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EMBARCADERO TECHNOLOGIES, INC.

By:	/s/ RAJ SABHLOK
Raj Sabhlok
Chief Financial Officer and Senior Vice President of Corporate Development

Date: November 10, 2003