Form 10-K
period 2003-12-31
EMBARCADERO TECHNOLOGIES INC
filed 2004-03-12
CIK 1107112

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

X	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2003 or

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

☑  Yes               ☐  No

Aggregate market value of the voting stock held on June 30, 2003 by non-affiliates of the registrant: $164,045,235. Number of shares of Common Stock outstanding at March 3, 2004: 27,122,115.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the Registrant’s 2004 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

EMBARCADERO TECHNOLOGIES, INC.

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended December 31, 2003

All statements contained in this Annual Report on Form 10-K that are not historical facts are forward-looking statements within the meaning of the federal securities laws that relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “intend,” “potential,” or “continue” or the negative of these terms or other comparable terminology. Such statements are only predictions. Risks and uncertainties and the occurrence of other events could cause actual results to differ materially from these predictions. The risks and uncertainties discussed below under “Factors That May Affect Future Results” and elsewhere in this report should be considered carefully in evaluating our business. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. Moreover, we assume no responsibility for the accuracy and completeness of these statements. We are under no duty to update any of the forward-looking statements after the date of this report or to adjust these statements to reflect actual results.

PART I

Item 1.	Business

Overview

Embarcadero Technologies, Inc. provides data lifecycle management solutions that help organizations cost-effectively build, optimize, test, and manage their critical data, database, and application infrastructures. Our solutions enable our customers to obtain better results from their information technology- or IT- systems with fewer resources. Embarcadero’s solutions focus on the three key areas of data lifecycle management: Model-Driven Data Solutions, Cross-Platform Data Management, and Data Performance and Availability.

Through the effective management and optimization of these key areas, companies are able to get the most out of one of their strategic assets – their data – which is at the core of every critical business application. By simplifying data lifecycle management, these solutions allow companies to fully leverage investments made in their information technology infrastructures, improve the productivity of their staff, and simplify and automate the integration of information across their organizations.

Industry Background

In order to leverage data to gain competitive advantage and meet the growing demands of customers and internal constituents, organizations today must maximize their use of technology. Corporate data can be a powerful asset, but only when it is accurate, available, relevant, and manageable. Yet managing the lifecycle of data – including the systems that collect and store it, and the applications that rely on it – is an increasingly difficult task. Companies must learn to thrive in a world of exploding volumes of data, exponential growth in data complexity, and increasing demands of systems, applications, and users. This corporate data is often housed in disparate systems and gathered from a variety of sources such as the Internet, custom-built applications, distributed systems, and traditional mainframe systems, among others. And each time a company adds a new data source to its IT environment, the relationships with other data sources grow exponentially.

Yet, through all of this, organizational expectations regarding the on-demand availability of reliable information continue to rise as more managers seek data-driven reports to help them make critical business decisions. The management and leverage of data across an organization is central to an organization’s competitive advantage. As a result, companies are racing to build needed infrastructure, staff, and applications to assemble, process, and deliver data. Businesses are becoming increasingly reliant on enterprise applications to run critical components of their operations and collect important customer and market information in order to strengthen their competitive position. This in turn has led to a proliferation of diverse applications, ranging from database and reporting applications to CRM, ERP, and business intelligence solutions.

Data is typically found on a number of different systems and platforms scattered throughout an enterprise. As a result, the level of complexity grows along with the volume of data that’s added every day. Many organizations struggle to keep pace with simultaneous pressures to enhance and support existing applications, build new applications, and manage more data within increasingly complex computing environments. In addition, tight IT budgets and limited resources have created a need for software solutions that are adaptive to user needs by appealing to both novice and experienced users and allowing scalable purchase options to fit short-term and long-term budget needs.

Experienced database and application IT professionals are being asked to do more in less time, while less experienced IT personnel are being asked to become more proficient at a faster rate. This strain on IT professionals is compounded by the growing complexity of IT systems and the need for IT staff to efficiently manage different types of database and application environments.

Moreover, managing the performance of both new and existing systems has become a top priority for many organizations. These companies must ensure that their systems are up-and-running with optimal performance. Poor performance of a business-critical application can cost a company as much as a complete outage of service might, and can have ongoing implications that further impact revenue such as perceptions of poor customer service or negative brand associations. As such, downtime – whether in the form of a system slowdown or complete outage – must be avoided.

To maximize technology investments and fully leverage the data that is so critical to operations, organizations need to optimize the performance of their technical resources. These resources include:

•	hardware and software infrastructures,
•	intellectual property of the organization in the form of data, and
•	the people tasked with managing that data and the related applications and systems.

Organizations seek to maximize the performance, reliability, and availability of their hardware and software infrastructure. To maximize the productivity of their staff, organizations need products that work across different technologies, automate routine tasks, and help leverage expertise across different technologies. In an environment of complex company mergers, outmoded legacy systems, and on-demand information, organizations are looking for solutions that provide cross-platform availability, performance, and security.

The Data Lifecycle Management Challenge

Many traditional software products for managing software applications, supporting databases, and the underlying data do not adequately address the challenges of today’s dynamic business environment. Most of these products:

•	Are designed for expert database administrators and application developers and are therefore too complex for less experienced IT personnel;

•	Require a lengthy installation process and extensive configuration, which increases the time between conception and implementation, making it difficult for organizations to rapidly develop applications and manage information;
•	Are built on outdated code bases in old programming languages and therefore cannot be easily incorporated into current IT and application environments, and cannot be iterated quickly enough to address the rapid evolution in the requirements of their users;
•	Are not cost-effective and often end up costing more than the applications or systems they are designed to manage; and/or
•	Cannot be used to support all databases or platforms in an organization since they operate only on a single type of platform or database, such as Oracle, when in fact many businesses use databases and platforms from several different vendors to support their enterprise applications and data management.

Most traditional products also fail to adequately address the complete data life cycle. Databases and applications must first be designed and created, then managed for availability, performance, security, and recoverability once in production. When new or enhanced applications are needed to support changing business needs, the process starts over again.

Many products require users to employ different software products with dissimilar user interfaces and capabilities to address each phase of the data life cycle. As a result, we believe that there is a significant opportunity for a suite of integrated products that can manage the data life cycle and effectively meet the demands of dynamic business environments. These products should provide the following benefits:

•	Accelerate time-to-market by allowing users to deliver work results sooner;
•	Enhance the reliability and availability of today’s business applications;
•	Alleviate the strain on IT resources, especially database professionals and application developers;
•	Manage an increasingly diversified and distributed database and application infrastructure;
•	Maximize the value that can be extracted from existing systems; and
•	Increase the service-levels – in terms of effective solutions delivered in a timely manner – an IT organization or application development team can offer their company.

The Embarcadero Solution

Embarcadero’s solutions help companies make sense of the data that lies at the heart of every major business decision. These solutions are powerful, affordable, and easy-to-use, saving companies time and money. With today’s limited IT resources and intense time-to-market pressures, Embarcadero products maximize the productivity of application and development teams, enabling them to be able to deliver the right data in-time to make the right decisions.

Embarcadero’s solutions focus on the three key areas of data lifecycle management: Model-Driven Data Solutions, Cross-Platform Data Management, and Data Performance and Availability. The related products are designed to work individually as well as together to provide rapid development and optimal performance of applications, which is critical as enterprises deploy and extend their information technology infrastructure. These products can be bundled to offer an integrated data lifecycle solution for a particular database, such as Oracle, or to support a multi-vendor database environment, such as Oracle, Microsoft SQL Server, and IBM DB2 UDB databases running simultaneously. They are designed to provide maximum flexibility and utility to our customers by adapting from novice to expert users, from single instances to enterprise wide installations, and from homogenous environments to multifaceted complex systems. In addition to facilitating the deployment of new systems, our products allow customers to leverage their existing infrastructure and extract maximum value from previous IT investments.

Our key products and their core functionality are summarized below:

Embarcadero Solution	Related Products	Description

Model-Driven Data Solutions	ER/Studio	Captures business requirements and helps translate them into database applications from a graphical user interface.

	DT/Studio	Provides data integration capabilities across disparate data sources. Interfaces with almost any relational or non-relational data store and provides extensive data integration functionality.

Cross-Platform Data Management	DBArtisan	Ensures the availability, performance, security, and recoverability of applications through cross-platform management of databases from a single graphical console. New Analyst Series add-on products proactively manage and optimize performance, storage, and capacity.

	Rapid SQL	Streamlines the process of developing complex database code in a graphical environment and mitigates the differences between different database platforms.

	Embarcadero Job Scheduler	Automates the scheduling and management of database jobs and routine tasks across the enterprise.

Data Performance and Availability	Performance Center	Monitors production databases to avert problems that could affect the availability and performance of mission-critical applications.

	Extreme Test	Employs goals-based performance to allow enterprises to emulate realistic utilization scenarios to help optimize and ensure application performance and availability.

Our products support the most widely used database and OS platforms, including Oracle, Microsoft SQL Server, IBM DB2 Universal Database, and Sybase, running in Unix, Windows NT, and Linux environments.

Our software offerings:

Develop and Support Critical Business Applications.     The IT infrastructure of an organization provides the backbone for data and application management. Organizations rely on their IT infrastructure to support the applications and the underlying data that helps them make better decisions in a timely manner. By managing the essential infrastructure of databases, our solutions allow customers to efficiently create, maintain, and enhance applications that meet the rigorous requirements of today’s complex and increasingly distributed business environment.

•	Our design products allow customers to reduce the time between conception and implementation of their enterprise applications.
•	Our data movement products allow customers to transform and move critical information between disparate systems and platforms.
•	Our data management products ensure the performance, security, availability, and recoverability of key business applications across many database platforms.

•	Our performance products allow companies to test and optimize complex application code from an easy-to-use graphical user interface.

Extract Value from Existing Technology.    Our cross-platform data management and data performance and availability solutions enable organizations to optimize the use of their existing data, database, and application infrastructure. In the current environment of intense budget scrutiny related to IT spending, our solutions allow customers to realize a quick return on investment. We believe our suite of products, with its multi-vendor support, provides the leading integrated solution for designing, developing, and administering a variety of databases. Our data performance and availability solutions give IT professionals the ability to proactively manage database and system health and allocate resources efficiently. This enables our customers to lower infrastructure costs, reduce systems downtime, and ensure consistent accessibility of data across the enterprise.

Improve Efficiency and Productivity of Data Management and Database Professionals.    Our performance management solutions enable organizations to enhance the productivity of IT professionals managing both data lifecycle and related applications. Our products increase the productivity of database professionals, from novice to expert, through the intuitive user interface leveraged across our product line. This reduces the amount of training needed to begin using our software and simplifies the complexity of creating and deploying key business applications. Our products also allow organizations to replace numerous and costly point or platform-specific products with an integrated solution that addresses each phase of data lifecycle management.

Manage Growing Data Assets.    The difficulty of managing the explosive growth in data is compounded by the complexity and diversity of the systems and applications that store and access data. Our model driven data solutions help professionals design, manage, and deploy systems in a way that improves the accessibility, accuracy, and relevance of the data so critical to businesses today. Our products help customers understand and leverage enterprise data assets to gain competitive advantage. We enable our customers to create and reuse data and metadata across enterprise systems. This helps them avoid redundancies and reduce costs while facilitating collaboration across their IT organizations.

Facilitate Rapid Adoption.    Since our inception, we have strived to make it easy for our customers to discover, try, purchase, and use our products. We design our products to install rapidly with minimal configuration, and our products require limited on-going maintenance. Customers can rapidly implement and utilize our products to design, develop, and manage the data infrastructures that support their critical applications. We believe these factors give our products a competitive advantage relative to most traditional solutions.

Extend Product Leadership.    We plan to build upon our current product offerings to enhance and expand these offerings and incorporate new technologies as they are introduced to the market. Additionally, we may enhance our product leadership through the licensing or acquisition of complementary technologies or businesses. Many of our products share a core technology architecture, which we believe provides significant advantages over competing products. This architecture reduces the cost of product development, accelerates the time-to-market for new products, and enables us to maintain a common interface across our product suite.

Our customers number in the thousands, including more than ninety of the Fortune 100, and span almost all industries including, but not limited to, financial services, consumer goods and services, technology, healthcare, and government. No single customer accounted for ten percent or more of our total revenues in 2003, 2002, or 2001.

Sales and Marketing

North American Sales.    We sell our software in the United States and Canada primarily through a direct sales force comprised of a telesales group and a field sales organization. Our sales model has enabled us to efficiently build a broad customer base. By leveraging the effective use of the telephone and Internet for product evaluations and sales, our telesales approach enables us to respond rapidly to customer needs while maintaining an efficient, low-cost sales model. Our telesales group is complemented by a focused field sales organization that targets major accounts. The field sales organization, comprised of 36 sales people world-wide at the end of 2003, has facilitated further penetration into and better management of large customer accounts and is driving larger sales transactions and enterprise-wide implementations of our products. Sales cycles range between two to three months for departmental sales and up to six to twelve months for larger-scale enterprise-wide implementations. We also have a channel sales initiative to support sales of newer products, such as DT/Studio and Embarcadero Extreme Test, that lend themselves to sales opportunities with partners, systems integrators, and other resellers. Revenues from channel sales have been insignificant to date and we cannot estimate future revenue contributions, if any, from our channel partners.

International Sales.    International sales represented 21.1% and 19.2% of our total revenues in 2003 and 2002, respectively, and were generated primarily by Embarcadero Europe Ltd., which manages the sales, marketing, and support of our products in Europe, the Middle East, and Africa. In other overseas markets, we sell our products through independent distributors and through our sales office in Australia. We have agreements with distributors in various countries in Central and Latin America, as well as the Asia Pacific region. Our international distributors perform sales, marketing, and technical support functions for their local customers. We intend to continue to increase our international distribution by expanding direct selling efforts through Embarcadero Europe Ltd. and our existing distributors, as well as by developing relationships with additional international distributors.

For a geographic breakdown of our revenue and long-lived assets, see Note 12 of our consolidated financial statements included in this report.

Marketing.    Our marketing efforts are focused on generating sales leads, building relationships with our customers, and enhancing the positioning and brand of our company and products. These efforts include executing demand creation programs such as worldwide seminar road shows and telemarketing campaigns. We have also established a customer marketing program in order to help us better understand our customers’ needs, promote new offerings to our install base, and highlight the successes our customers have had with our technology. Other key marketing initiatives include advertising in trade journals, promoting a strong web presence, managing a strategic public relations program, participating in major industry trade shows and user group events, and forging partnerships with other technology companies. We intend to continue our marketing efforts to increase account penetration throughout our existing customer base, extend our customer base in the areas of our new product offerings, and build market share in the data lifecycle management industry.

Customer Service and Technical Support

Most customers are required to purchase a one-year maintenance and support contract upon purchase of a software license. Maintenance and support contracts entitle customers to all product upgrades and technical support during the term of the contract. Our standard maintenance contract covers a 12-month period, is payable in advance, and is renewable at the customer’s option.

Technical support is provided for North American customers through our office in San Francisco, California. We currently offer technical support from 6 a.m. to 6 p.m., Pacific Time, Monday through Friday with limited support available on Saturday and Sunday. We deliver technical support by email, fax, or telephone. All calls and emails are routed on a first come, first serve basis through an integrated queue, with telephone calls given priority. As sales of our products grow and as new products are delivered, we plan to hire more support personnel and expand our support offerings. The timing of such expansion depends upon growth of sales and timing of new product delivery.

Internationally, our distributors are generally responsible for providing customer service and technical support. Our European subsidiary, Embarcadero Europe Ltd., based in Maidenhead, United Kingdom, provides multilingual support for its customers from 8:30 a.m. to 5:30 p.m., Greenwich Mean Time, Monday through Friday.

Research and Development

During fiscal years 2003, 2002, and 2001, research and development expenses were $15.6 million, $14.5 million, and $14.7 million, respectively. These amounts represented 30.0%, 29.5%, and 28.5%, respectively, of our total revenues in each of those years. Our research and development efforts are focused on enhancing our existing products as well as developing new applications that enable organizations to manage their corporate data and the systems that support and house that data. Members of our research and development group have extensive experience in databases, database management software, design, performance management, and Internet technologies. We organize our research and development staff into discrete engineering teams responsible for specific products, for both new development and enhancements to existing products, in each of our product segments. These engineering teams work in four development labs located in San Francisco and Monterey, California, Littleton, Colorado, and Toronto, Ontario, Canada. We supplement our internal software development efforts by using outside contractors and/or purchasing technology when we believe that utilizing such outside resources will help us to complete discrete programming tasks more effectively or efficiently than we can accomplish internally.

Our future success depends largely upon our ability to enhance existing products and develop new solutions that reinforce our competitive position and increase our value proposition to customers. We have made and will continue to make substantial financial and organizational investments in research and development. Extensive product development input is obtained through customer feedback, by monitoring evolving user requirements, and by evaluating competing products. Our product management group is responsible for translating customer requirements and market opportunities into product development initiatives. Our engineering teams are in turn responsible for executing on these product development initiatives.

Proprietary Rights

We rely on copyright and trademark laws, trade secrets, confidentiality procedures, and contractual provisions to establish and protect our proprietary rights. We also enter into confidentiality agreements with employees and consultants and attempt to restrict access to proprietary information on a need-to-know basis.

We license our software products primarily under shrink-wrap licenses delivered electronically with the software products. Shrink-wrap licenses are not negotiated with or signed by individual licensees and purport to take effect upon installation of the product. These measures afford only limited protection. Policing unauthorized use of our products is difficult. In addition, the laws of some foreign countries do not protect our proprietary rights as well as United States laws.

We may have to enter into litigation to enforce our intellectual property rights or to determine the validity and scope of the proprietary rights of others with respect to our rights. We are not aware of any case in which we are infringing on the proprietary rights of others.

Competition

The market for our products is highly competitive, dynamic, and subject to rapidly changing technology. We compete primarily against other providers of data and database management, data performance and availability, enterprise data design and modeling, and data movement technologies, which include Computer Associates, Quest Software, BMC Software, IBM/Rational Software, Borland Software Corporation, Informatica Corporation, Ascential Software, and other independent software vendors.

Our database products also compete with products offered by the manufacturers of the database services with which they are compatible, including Oracle, Microsoft, Sybase, and IBM. Some of these competing products are provided at no charge to the database customers. We expect that companies such as Oracle, Microsoft, Sybase, and IBM will continue to develop and incorporate into their products applications which compete with our products and may take advantage of their substantial financial, technical, marketing, and distribution resources in those efforts.

We presently compete on numerous factors, including product functionality and heterogeneity, reliability, ease-of-use, performance, scalability, time-to-market, customer support, and total cost of ownership. We believe that we currently compete favorably overall. However, the market for our products is dynamic and we may not compete successfully in the future with respect to one or more of these factors.

Employees

As of December 31, 2003, we had 274 employees, 121 of whom were engaged in research and development, 100 in sales and marketing, 26 in customer service and support, and 27 in finance and administration. Our future performance depends largely on our continuing ability to attract, train and retain highly qualified technical, sales, service, marketing, and managerial personnel. None of our employees is represented by a collective bargaining agreement. We have not experienced any work stoppages and consider our relations with our employees to be good.

Executive Officers

Our executive officers as of March 1, 2004 are shown below.

Name	Age	Position

Stephen R. Wong	44	President, Chief Executive Officer and Chairman of the Board

Raj P. Sabhlok	40	Chief Financial Officer and Senior Vice President of Corporate Development

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

Raj P. Sabhlok has served as our Chief Financial Officer and Senior Vice President of Corporate Development since January 2000. From March 1995 until January 2000, Mr. Sabhlok was employed by BMC Software, Inc., an enterprise software company, where he served as the Director of Business Development from April 1997. From February 1988 until February 1995, Mr. Sabhlok held a number of technical, marketing and sales management positions with The Santa Cruz Operation, Inc., a UNIX software development company. Mr. Sabhlok holds a B.A. degree in Mathematics from the University of California, Santa Cruz and an M.B.A. degree from Duke University.

On February 2, 2004, our Vice President of Sales, Walter Scott, left the company. Robert Oliphant, our Vice President of International Operations, will serve as interim Vice President of Sales until such time as a permanent successor is named.

Additional Information

The address of our Internet Web site is www.embarcadero.com. We make available, free of charge through our website, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Section 16 filings, and other periodic SEC reports, along with amendments to all of those reports, as soon as reasonably practicable after we file the reports with the SEC.

Item 2.	Properties

Our headquarters currently occupy approximately 28,200 square feet in San Francisco, California, pursuant to leases that expire in June 2004 and July 2008. Our Colorado office occupies approximately 7,770 square feet in Littleton, Colorado pursuant to a lease that expires in September 2006. In addition, we maintain a research and development facility of approximately 6,500 square feet in Monterey, California pursuant to a lease that expires in November 2005. We have additional field sales and software development offices in the United States, Canada, the United Kingdom, and Australia.

We believe that our facilities are adequate and that, if required, we would be able to lease additional space to accommodate expansion.

Item 3.	Legal Proceedings

In October 2002, The Client Server Factory Inc. filed a claim in the Superior Court for the County of San Francisco alleging causes of action for breach of fiduciary duty for misappropriation and theft of corporate opportunity, fraud, negligent misrepresentation, conspiracy and other similar claims. The claims are primarily related to alleged activities of Wayne Williams, currently our Chief Technology Officer, and an entity in which Mr. Williams previously held an interest, EngineeringPerformance, Inc., prior to November 2000, when we acquired Engineering Performance and Mr. Williams joined the company. The complaint names as defendants, in addition to Mr. Williams, Stonegate Insurance Company LTD, a holding company owned by Mr. Williams through which he held his interest in EngineeringPerformance; EngineeringPerformance Inc. and a related company, EngineeringPerformance, LLC; and the company and Stephen Wong, our President and Chief Executive Officer. Among other things, the complaint alleges that the defendants conspired together to deprive the plaintiff of its proprietary rights to software that the company acquired from EngineeringPerformance, Inc., which is being used in a product that we are currently selling and marketing. The plaintiff is seeking damages of at least $10.0 million plus punitive damages, as well as restitution and disgorgement of certain earnings, profits, compensation, and benefits. The case has been set for trial on August 30, 2004. We believe that our defenses to the claims are meritorious and we intend to defend ourselves vigorously. However, litigation is uncertain, and we are unable to predict an outcome at this time. Litigation can also be expensive and distract the attention of management.

There are no other known legal proceedings. However, from time to time, we may become a party to other legal proceedings arising in the normal course of business. We may also be indirectly affected by administrative or court proceedings or actions in which we are not involved but which have general applicability to the software industry. Although occasional adverse opinions or settlements may occur, we believe that the final disposition of such matters will not have a material adverse effect on our financial position or results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2003.

PART II

Item 5.	Market for the Registrant’s Common Equity and Related Stockholder Matters

Our common stock is traded on the Nasdaq National Market under the symbol “EMBT.” Our common stock began trading on the Nasdaq on April 20, 2000, the date of our initial public offering. The following table sets forth the range of high and low sales prices for each period indicated.

Fiscal 2003	High	Low

First Quarter	$8.50	$4.32

Second Quarter	7.88	5.53

Third Quarter	11.28	6.41

Fourth Quarter	16.62	9.83

Fiscal 2002

First Quarter	$20.05	$13.05

Second Quarter	14.50	5.85

Third Quarter	10.40	4.00

Fourth Quarter	8.67	3.80

We had approximately 37 stockholders of record as of December 31, 2003. However, we believe there are significantly more beneficial holders of our common stock.

We have never declared or paid any cash dividends on our capital stock. We currently intend to retain future earnings, if any, for development of our business and do not anticipate that we will declare or pay cash dividends on our capital stock in the foreseeable future.

We made no unregistered sales of our securities during the year ended December 31, 2003.

Item 6.	Selected Consolidated Financial Data

The following selected condensed consolidated financial data should be read in conjunction with our consolidated financial statements and related notes and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report.

	(in thousands, except per share data)

Year Ended December 31,	2003	2002	2001	2000	1999

Condensed Consolidated Statement of Operations Data:
Revenues:

License (includes sales to affiliate of $1,962 and $1,473 in 2000 and 1999, respectively)	$27,151	$27,486	$32,018	$28,558	$13,406

Maintenance	24,772	21,811	19,476	12,372	5,446

Total revenues	51,923	49,297	51,494	40,930	18,852

Cost of revenues:

License, other	614	589	774	654	460

Amortization of acquired technology	2,223	1,684	808	115	—

Maintenance	2,286	2,245	2,228	1,378	647

Total cost of revenues	5,123	4,518	3,810	2,147	1,107

Gross profit	46,800	44,779	47,684	38,783	17,745

Operating expenses:

Research and development	15,600	14,526	14,670	10,257	4,815

Purchased research and development	—	1,100	—	—	—

Sales and marketing	19,029	19,317	21,142	16,205	5,665

General and administrative	5,238	5,432	6,572	9,255	4,985

Purchased in-process research and development	—	—	—	7,180	—

Amortization of goodwill and other intangible assets (1)	—	1,321	5,621	815	—

Lease related impairment loss	—	160	1,490	—	—

Total operating expenses	39,867	41,856	49,495	43,712	15,465

Income (loss) from operations	6,933	2,923	(1,811)	(4,929)	2,280
Other income, net	328	658	1,027	1,187	88

Expenses related to proposed public offering	—	—	(350)	—	—

Income (loss) before income taxes and share in loss of joint venture and affiliated company	7,261	3,581	(1,134)	(3,742)	2,368

Provision for income taxes	(1,599)	(687)	(882)	(3,857)	(82)

Income (loss) before share in loss of joint venture and affiliated company	5,662	2,894	(2,016)	(7,599)	2,286

Share in loss of joint venture and affiliated company, net	—	(480)	(724)	(230)	(100)

Net income (loss)	5,662	2,414	(2,740)	(7,829)	2,186

Deemed preferred stock dividend	—	—	—	(1,218)	—

Net income (loss) attributable to common stockholders	$5,662	$2,414	$(2,740)	$(9,047)	$2,186

Net income (loss) attributable to common stockholders per share:

Basic	$0.21	$0.09	$(0.10)	$(0.36)	$0.11

Diluted	$0.20	$0.08	$(0.10)	$(0.36)	$0.10

Weighted average shares used in per share calculation:

Basic	26,618	27,046	27,045	24,973	20,070

Diluted	28,654	28,879	27,045	24,973	21,877

Non-cash stock-based compensation included in the above expenses:
Cost of revenues	$—	$2	$12	$34	$26
Research and development	61	30	128	333	550
Sales and marketing	285	803	1,557	3,509	277

General and administrative	356	1,236	2,658	6,045	3,408

	$702	$2,071	$4,355	$9,921	$4,261

(1)	Operating expenses for 2001 and 2000 included goodwill amortization of $2,885 and $425, respectively. In accordance with SFAS No. 142, effective January 1, 2002, we ceased amortization of goodwill.

	(in thousands)

As of December 31,	2003	2002	2001	2000	1999

Consolidated Balance Sheet Data:
Cash and cash equivalents	$45,066	$15,870	$23,371	$34,745	$1,804
Short-term investments	12,901	27,893	16,532	—	—
Working capital	48,808	37,822	31,155	31,059	(256)
Total assets	90,030	77,738	73,845	69,977	6,648
Notes payable to stockholders	—	—	—	—	1,000
Total stockholders’ equity	70,248	62,200	59,482	56,261	748

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Executive Overview

We provide data management solutions that help organizations cost-effectively build, optimize, test, and manage their critical data, database, and application infrastructures. We earn revenues from the world-wide sale of these software solutions and related maintenance and support services to corporations, government agencies, educational institutions, and other entities. IT budgets, as well as macroeconomic conditions, affect demand for our products. In addition, our sales are impacted by competitive conditions, market acceptance of our product offerings, and our execution against sales plans. We have historically derived a significant percentage of our revenues from our DBArtisan product line. This product line is expected to continue to account for a significant portion of our net revenues for the foreseeable future. As a result of this revenue concentration, our business could be harmed by a decline in demand for, or in the prices of, this product line resulting from any change in pricing model, maturation in the market for this product, increased price competition, or a failure by us to keep up with technological change, among other factors.

In 2001 and 2002, global economic conditions had a negative impact on IT spending and affected sales of our products. In the first half of 2003, IT spending continued to be depressed. However, we saw an improvement in license sales in the second half of the year as customers seemed more willing to spend money to bolster their IT infrastructures. In addition, we released new products in 2003, including the DBArtisan Analyst Series, a set of products that extends the depth and functionality of DBArtisan, our database management solution. We experienced good initial sales of the DBArtisan Analyst Series products upon their release in the second quarter of 2003.

Most of our operating expenses are related to personnel, facilities, overhead, outside contractors used for research and development work, and legal and other general and administrative costs. We reduced operating expenses and headcount in the year, as we believed that we could gain efficiencies in our operations. Excluding non-cash stock-based compensation, total operating expenses were down $620,000 in 2003 as compared to 2002. We ended the year with 274 employees, down 16 employees from the end of 2002.

Our license and maintenance revenues, results of operations, cash flows from operations, and financial condition could be adversely affected in future periods by a renewed downturn in global economic conditions, increased competitive pressures, and our own inability to execute on our sales plans.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.

A detailed discussion of our significant accounting policies can be found in Note 1 to our consolidated financial statements. The impacts and risks associated with our accounting policies are discussed throughout this Annual Report on Form 10-K and in the notes to the financial statements. Critical accounting policies and estimates are those items that require significant judgment and/or estimates by management at the time that financial statements are prepared such that materially different results might have been reported if other assumptions had been made. Below is further discussion of the items that we consider to be our critical accounting policies and estimates.

Revenue Recognition. Our revenues are principally derived from software license sales and related maintenance and support contracts. Customers that license our software products also generally purchase maintenance and support contracts that provide software updates and technical support over a stated term, usually one year. Revenues from maintenance and support contracts are paid for in advance and are recognized ratably over the contract term. We primarily sell packaged software products that generally do not require us to perform any special installation or integration services.

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

We use a purchase order, a pre-payment via check, wire or credit card, a signed license agreement, or other persuasive evidence as substantiation of an arrangement.

When processing a sales transaction, we assess whether the fee associated with the transaction is fixed and determinable and whether or not collection is probable. We assess whether the fee is fixed and determinable based on the payment terms associated with the transaction. If a significant portion of a fee is due after our normal payment terms, which are typically 30 days from invoice date but in some cases may be 45 or 60 days, we account for the fee as not being fixed and determinable. In these cases, we recognize revenue as the fees become due. We assess collectibility based on a number of factors, including past transaction history with the customer and the credit-worthiness of the customer. We do not request collateral from our customers. If we determine that collection of a fee is not probable, we defer the fee and recognize revenue at the time collection becomes probable, which is generally upon receipt of cash. Most customers are granted payment terms, but some payments are collected via check, wire, or credit card at the time an order is placed.

For arrangements with multiple elements (e.g., undelivered maintenance and support contracts and consulting and training services bundled with licenses), we allocate revenue to the delivered elements of the arrangement using the residual value method. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue. The vendor specific objective evidence of fair value for the ongoing maintenance and support obligations for the licenses is based upon the prices paid for separate renewal of those services by similar customers. Vendor specific objective evidence of fair value for other services, primarily consulting and training services, is based upon separate sales of such services.

Deferred maintenance and support revenue is recognized ratably over the maintenance term, typically one year. Deferred revenue, which consists primarily of maintenance and support services that customers have contracted for in advance but for which revenue has not been recognized, is recognized as services are rendered or as other requirements requiring deferral under SOP 97-2 are satisfied.

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

Allowance for Doubtful Accounts.     We record an allowance for doubtful accounts, which reduces our accounts receivable balance, to cover estimated write-offs resulting from the inability or unwillingness of our customers to make payments. Our allowance is based on the estimated collectibility of outstanding accounts and our historical low levels of bad debt write-offs. When it is known that a specific customer is unable to meet its financial obligations to us, we record a specific allowance for the amount of the obligation that will not be met. If general financial conditions for our customers were to deteriorate and this affected our customers’ ability to meet their financial obligations to us, we would have to record additional charges to our allowance to cover any additional projected shortfalls in collections.

Capitalized Research and Development Costs.     Capitalized research and development costs include certain costs associated with acquiring and developing technology used in our licensed products.

Research and development costs are capitalized in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 86, “Accounting for Costs of Computer Software to be Sold, Leased or Otherwise Marketed,” which requires capitalization of research and development costs once technological feasibility has been established through such time as the related product is generally available for sale. We consider technological feasibility to have been established when a working model that includes all significant planned features and functionality exists. Accordingly, purchased technology is capitalized if it has reached technological feasibility at the time of acquisition; costs of developed technology are capitalized after technological feasibility is reached.

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

Our capitalized software costs were $3.4 million, net at December 31, 2003. A discussion of our policies related to capitalized software can be found in Note 1 to our consolidated financial statements under the heading “Capitalized software development costs” and further detail can be found in Note 3 to our consolidated financial statements.

Lease Related Impairment Loss.     As discussed in Note 6 to our consolidated financial statements, in the third quarter of 2001 we recorded a restructuring charge in connection with our abandonment of certain operating leases as part of a program to restructure our operations and related facilities. Lease abandonment costs were estimated to include the impairment of leasehold improvements, remaining lease liabilities and brokerage fees, offset by estimated sublease income. Estimates related to sublease costs and income are based on assumptions about the time period required to locate and contract with suitable sub-lessees as well as the sublease rates that can be achieved, as determined by market trend information analyses provided by a commercial real estate brokerage we retained. In 2002, based on changes in the commercial real estate market in San Francisco, we recorded an additional impairment charges to cover lower than estimated sublease income. We will continue to review these estimates each reporting period. To the extent that these assumptions change due to unfavorable market conditions, the ultimate restructuring expenses for these abandoned facilities could increase.

Accounting for Income Taxes.     In conjunction with preparing our consolidated financial statements, we must estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax expense as well as assessing temporary differences resulting from differing treatment of items, such as depreciation and amortization, for financial reporting and tax reporting purposes. These differences result in deferred tax assets and liabilities, which are included in our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a given period, we must increase the tax provision in the statement of operations.

At December 31, 2003, we had net deferred tax assets of $4.2 million. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities, and any valuation allowance recorded against our net deferred tax assets. Our assessment of the valuation allowance is based on our estimates of current and future taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to establish a valuation allowance which could materially impact our financial position and results of operations. A detailed discussion of our income tax provision and the components of our deferred tax assets and liabilities can be found in Note 7 to our consolidated financial statements.

Accounting for deferred stock-based compensation. Our stock-based employee compensation plans are described more fully in Note 10 to our consolidated financial statements. We account for those plans under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25 and related interpretations. Deferred stock-based compensation cost is reflected in net income (loss), as some options and stock awards granted under those plans had an exercise price less than the fair value of the underlying common stock on the date of grant, which is described more fully in Note 10 to our consolidated financial statements.

We amortize stock-based compensation using the multiple option method over the remaining vesting periods of the related options and stock awards, which are generally four years. Pro forma information regarding net income and earnings per share is required in order to show our operating income (loss) as if we had accounted for employee stock options and awards under the fair value method of SFAS No. 123, as amended by SFAS No. 148, and is contained in Note 1 to our consolidated financial statements.

The fair value of options and stock awards issued pursuant to the option plans at the grant date were estimated using the Black-Scholes model. The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option-pricing models require the input of highly subjective assumptions including the expected stock price volatility. We use projected volatility rates, which are based upon historical volatility rates trended into future years. Because our employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of our options.

The effects of applying pro forma disclosures of net income (loss) and earnings per share are not likely to be representative of the pro forma effects on net income (loss) and earnings per share in the future years for the following reasons: 1) the number of future shares to be issued under these plans is not known and 2) the assumptions used to determine the fair value can vary significantly.

RESULTS OF OPERATIONS

The following condensed table sets forth, for the periods indicated, the percentage relationship of certain items from our consolidated statements of operations to total revenues:

Year Ended December 31,	2003	2002	2001

Revenues:

License	52.3%	55.8%	62.2%

Maintenance	47.7	44.2	37.8

Total revenues	100.0	100.0	100.0

Cost of revenues:

License	1.2	1.2	1.5

Amortization of acquired technology	4.3	3.4	1.6

Maintenance	4.4	4.6	4.3

Total cost of revenues	9.9	9.2	7.4

Gross profit	90.1	90.8	92.6

Operating expenses:

Research and development	30.0	29.5	28.5

Purchased research and development	—	2.2	—

Sales and marketing	36.6	39.2	41.0

General and administrative	10.1	11.0	12.8

Amortization of goodwill and other intangible assets	—	2.7	10.9

Lease related impairment loss	—	0.3	2.9

Total operating expenses	76.7	84.9	96.1

Income (loss) from operations	13.4	5.9	(3.5)

Other income, net	0.6	1.4	2.0

Expenses related to proposed public offering	—	—	(0.7)

Income (loss) before income taxes and share in loss of joint venture	14.0	7.3	(2.2)

Provision for income taxes	(3.1)	(1.4)	(1.7)

Income (loss) before share in loss of joint venture.	10.9	5.9	(3.9)

Share in loss of joint venture, net	—	(1.0)	(1.4)

Net income (loss)	10.9%	4.9%	(5.3)%

Years Ended December 31, 2003, 2002, and 2001

Revenues

Total Revenues.    Total revenues were $51.9 million, $49.3 million, and $51.5 million for 2003, 2002, and 2001, respectively, representing an increase of 5.3% from 2002 to 2003 and a decrease of 4.3% from 2001 to 2002.

License.    License revenues were $27.2 million, $27.5 million, and $32.0 million for 2003, 2002, and 2001, respectively, representing decreases of 1.2% from 2002 to 2003 and 14.2% from 2001 to 2002. The decrease in license revenues from 2001 to 2002 was due to unfavorable changes in macro-economic conditions and the resulting impact on IT related spending. Customers were faced with shrinking budgets and tighter internal spending controls, which led to a reduction in IT spending and impacted not only our license sales but also those of the software industry as a whole. The decrease from 2002 to 2003 was due to continuing unfavorable macro-economic conditions which, through the first half of 2003, led to a reduction in IT spending. In the second half of 2003, we experienced an improved sales pipeline and better sales closure rates across our product line, as well as increased customer adoption of new products. Additionally, license sales by our European subsidiary were strong in the fourth quarter of 2003. In 2003 and 2002, 21.1% and 19.2%, respectively, of our revenues were generated internationally. As we continue to build out our international sales channels, we would like to see the percentage of revenues generated internationally reach 30% or more within the next few years. Future license revenues cannot be predicted and will vary based on IT spending patterns, macro-economic conditions, demand for DBArtisan and our other existing products, acceptance of our new products, changes in product pricing, competitive conditions, and other related factors.

Maintenance.    Maintenance revenues were $24.8 million, $21.8 million, and $19.5 million for 2003, 2002, and 2001, respectively, representing increases of 13.6% from 2002 to 2003 and 12.0% from 2001 to 2002. The year over year increase in maintenance revenues in both 2002 and 2003 was due to the cumulative number of licenses sold and a corresponding increase in our customer base and maintenance renewals. We require our customers to purchase a one year maintenance contract with most initial license sales. Customers may then opt to renew their maintenance agreements after the initial term, and renewals are typically made in one year increments. Our maintenance revenues are therefore a factor of both new licenses sold as well as the number of customers who opt to renew their maintenance agreements. Future license sales, as well as the percentage of existing license holders who choose to renew their maintenance agreements, will impact our future maintenance revenues but cannot be predicted.

Cost of Revenues

License.    Cost of license revenues consists primarily of amortization of capitalized research and development expenses, royalties, credit card merchant fees, product media and packaging, and shipping. Cost of license revenues were $614,000, $589,000, and $774,000 for 2003, 2002, and 2001, respectively, representing an increase of 4.2% from 2002 to 2003 and a decrease of 23.9% from 2001 to 2002. Cost of license revenues represented 2.3%, 2.1%, and 2.4% of license revenues in 2003, 2002, and 2001, respectively. The absolute dollar decrease from 2001 to 2002 was due primarily to a decrease in royalty expenses of $125,000, a reduction in U.S. product media and packaging of $98,000, and a decrease in U.S. credit card merchant fees of $36,000. These were partially offset by an increase of $107,000 in amortization of capitalized research and development expenses as there was a full year of amortization expense in 2002 for products that were released in the summer of 2001. The absolute dollar increase from 2002 to 2003 was due primarily to a $61,000 increase in amortization expense related to capitalized research and development expenses for a product that came to market in 2003. This increase was partially offset by a $28,000 reduction in product media and packaging. Cost of license revenues as a percentage of license revenues may vary in the future depending on the mix of internally developed versus externally licensed products, which would impact our royalty expense. Additionally, our product media and packing fees as well as our shipping costs will vary based on the amount of product shipped to customers, which is affected by the volume of completed license transactions. Future amortization expense for capitalized research and development costs is expected to be approximately $540,000 in each of 2004 and 2005 and $338,000 in 2006.

Amortization of acquired technology.    This amortization relates to technology acquired from third parties or in business acquisitions that was deemed to have reached technological feasibility at the date of acquisition and therefore capitalized (see “Capitalized software development costs” in Note 1 to our consolidated financial statements). This expense was $2.2 million, $1.7 million, and $808,000 for 2003, 2002, and 2001, respectively. In each year, there was $808,000 of expense related to technology acquired in the acquisition of Advanced Software Technologies, Inc. The increase from 2001 to 2002 was due to the addition of $876,000 related to technology acquired in 2001 and 2002 and put into service in 2002. The increase from 2002 to 2003 was due to a full year of amortization for the technology put into service in 2002. Future amortization of previously acquired technology related to a business acquisition is expected to be $692,000 in 2004 and zero thereafter.

Maintenance.    Cost of maintenance revenues consists primarily of customer support personnel and related expenses, including payroll, employee benefits, and allocated overhead. Cost of maintenance revenues was $2.3 million, $2.2 million, and $2.2 million for 2003, 2002, and 2001, respectively. Cost of maintenance revenues represented 9.2%, 10.3%, and 11.4% of maintenance revenues in 2003, 2002, and 2001, respectively. The decrease in cost of maintenance as a percentage of revenues from 2001 to 2002 to 2003 was due primarily to the increase in maintenance revenues from period to period while the number of related personnel remained flat, allowing us to realize economies of scale through increased utilization of our customer support personnel. We expect to hire more support personnel to support our expanding product line and customer base. When we hire such personnel, we expect cost of maintenance revenues to increase in absolute dollars and potentially to increase as a percentage of maintenance revenues if the additional personnel are hired in advance of an increase in the related revenues.

Operating Expenses

Research and Development.    Research and development expenses consist primarily of personnel and related expenses, including payroll, employee benefits, allocated overhead, and non-cash stock-based compensation, as well as expenses related to outside software development contractors. Research and development expenses were $15.6 million, $14.5 million, and $14.7 million for 2003, 2002, and 2001, respectively, representing an increase of 7.4% from 2002 to 2003 and a decrease of 1.0% from 2001 to 2002. As a percentage of total revenues, research and development expenses were 30.0%, 29.5%, and 28.5% in 2003, 2002, and 2001, respectively. The absolute dollar increase from 2002 to 2003 was primarily due to an increase of $754,000 related to increased headcount in our Canadian subsidiary which led to higher personnel expenses, overhead costs, and bonus payments. There was also a $62,000 increase in recruiting fees, primarily related to the hiring of a new vice president of development, and a $52,000 increase in software maintenance expense. In 2004, we plan to keep the absolute dollar amount of research and development expense relatively consistent with 2003. However, we may increase research and development expenses beyond the current plan if we choose to expand our product development activities to take advantage of market opportunities.

Purchased Research and Development.    Purchased research and development consists of technology purchased from third parties. From time to time, we may purchase technology to supplement our research and development efforts and to leverage the resources available to us. Such purchases are for the rights, titles, and interest in the technology. If we determine that the purchased software has not reached technological feasibility, we expense the cost of the technology in the year of the purchase (see “Capitalized software development costs” in Note 1 to our consolidated financial statements for a discussion of when purchased technology is expensed versus capitalized).

In 2002, we spent $1.1 million to purchase technology that had not reached technological feasibility. The technology was subsequently integrated into our products in 2002, and there are no related contractual obligations for future purchases of technology. No comparable expense was incurred in 2003 or 2001. We may choose to purchase additional technology in the future based on our development needs and our decisions to internally build technology versus purchase technology from third parties. Our past purchases and integration of research and development did not created a material strain on our financial or personnel resources. However, if we choose to purchase additional research and development in the future, such purchases may have a material effect on our financial and/or personnel resources.

Sales and Marketing.    Sales and marketing expenses consist primarily of personnel and related expenses, commissions earned by sales personnel, non-cash stock-based compensation, trade shows, travel, and other marketing communication costs, such as advertising and other marketing programs. Sales and marketing expenses were $19.0 million, $19.3 million, and $21.1 million for 2003, 2002, and 2001, respectively, representing decreases of 1.5% from 2002 to 2003 and 8.6% from 2001 to 2002. As a percentage of total revenues, sales and marketing expenses were 36.6%, 39.2%, and 41.0% in 2003, 2002, and 2001, respectively. Excluding non-cash stock-based compensation, sales and marketing expenses were $18.8 million, $18.5 million, and $19.6 million in 2003, 2002, and 2001, respectively, or 36.1%, 37.6%, and 38.0% as a percentage of total revenues. The decrease in absolute dollars from 2001 to 2002 was due to a reduction in non-cash stock-based compensation of $754,000 as well as a decrease of approximately $1.5 million in marketing costs due to reductions in discretionary marketing spending. These decreases were slightly offset by an increase in sales personnel and related expenses as we continued to build out our field sales organization. Excluding stock-based compensation, the absolute dollar increase from 2002 to 2003 was primarily due to a $238,000 increase in expenses in our European subsidiary as a result of an increase in the average exchange rate for the Pound Sterling. In 2003, we reduced marketing expenses, both personnel related and discretionary marketing spend, which were offset by higher personnel related expenses for sales resulting primarily from increased wages and commissions. We expect to release new products in 2004 to expand our offering as well as enhance our existing product lines. When and if these products are released, we may increase our marketing efforts to promote the new products and hire new sales personnel to expand our sales capacity, which would lead to an increase in sales and marketing expense in future periods.

General and Administrative.    General and administrative expenses consist primarily of salaries and related personnel expenses, general operating expenses, and non-cash stock-based compensation. General and administrative expenses were $5.2 million, $5.4 million, and $6.6 million for 2003, 2002, and 2001, respectively, representing decreases of 3.6% from 2002 to 2003 and 17.3% from 2001 to 2002. As a percentage of total revenues, general and administrative expenses were 10.1%, 11.0%, and 12.8% in 2003, 2002, and 2001, respectively. Excluding non-cash stock-based compensation, general and administrative expenses were $4.9 million, $4.2 million, and $3.9 million or 9.4%, 8.5%, and 7.6% of total revenues in 2003, 2002, and 2001, respectively. Excluding stock-based compensation, the absolute dollar increase from 2001 to 2002 was due to an increase in expenses in our European subsidiary of approximately $272,000. Excluding stock-based compensation, the increase from 2002 to 2003 was due to a $715,000 increase in legal fees primarily attributable to the legal matter discussed in “Item 3. Legal Proceedings,” a $213,000 increase in personnel related expenses, and a $132,000 increase in professional service and insurance expenses, partially offset by a $219,000 decrease in expenses for our European subsidiary, primarily due to lower personnel related costs, and a $228,000 decrease in bad debt expense. In connection with the issuance of restricted stock to a key executive, as discussed in Note 10 to our consolidated financial statements, we expect to incur non-cash stock-based compensation expense of $572,000 in 2004 and $189,000 in 2005, provided that the executive remains an employee of our company during that time. In order to comply with certain requirements of Sarbanes-Oxley, we expect to incur additional consulting and audit fees in 2004. In addition, general and administrative expenses may increase in absolute dollars if we need to expand our administrative staff and facilities to support future growth in our operations.

Amortization of Other Intangible Assets.    In connection with the acquisitions of Advanced Software Technologies, Inc., EngineeringPerformance, Inc., and the remaining 56% of Embarcadero Europe Ltd., we recorded $21.4 million of goodwill and other intangible assets in the fourth quarter of 2000. Relating to non-technology intangible assets acquired, we recorded $1.3 million and $5.6 million of amortization expense in 2002 and 2001, respectively, as an operating expense. These assets were fully amortized as of December 31, 2002. We ceased amortization of goodwill when we adopted Statement of Financial Accounting Standards (“SFAS”) No. 142 effective January 1, 2002 (see “Goodwill” in Note 1 to our consolidated financial statements). We performed our annual goodwill impairment test on September 1, 2003. The results of the analysis showed that goodwill was not impaired. Going forward, we will test our goodwill for impairment on an annual basis or in the event of a significant change in our business. If, in the future, we determine that this goodwill is impaired, we will be required to take a charge at the date of impairment to write down this asset. The dollar amount of such potential future charge, if any, cannot currently be estimated.

Lease Related Impairment Loss.    In 2001, we recorded an impairment loss of $1.5 million related to office leases in San Francisco and Boston when we decided to abandon and sublease these office spaces in order to streamline operations. The impairment loss consists of approximately $1.0 million in contractual obligations under the facilities leases, net of estimated sublease income from the projected date of abandonment to the end of the lease term. The remaining $500,000 consists of write-downs to leasehold improvements and other assets attributable to the abandoned space, as well as other expenses related to securing the sublease arrangements. When we recorded the lease related impairment loss, we made estimates about sublease costs and income. In 2002, based on changes in the commercial real estate market in San Francisco, we recorded an additional $160,000 in impairment loss to cover lower than expected sublease income. At December 31, 2003, we had a balance of $413,000 in accrued restructuring costs for future facilities lease charges. The San Francisco leases expire in June 2004, and the Boston leases expire in 2007. We will review these estimates each reporting period and, to the extent that these assumptions change due to changes in the market, the ultimate restructuring expenses for these abandoned facilities could vary in the future.

Other income, net.    Other income, net consists primarily of interest income and was $328,000, $658,000, and $1.0 million in 2003, 2002, and 2001, respectively. The decrease from 2001 to 2002 to 2003 was due to significant decreases in interest rates, which negatively impacted our interest income.

Provision for Income Taxes.    Provision for income taxes was $1.6 million, $687,000, and $882,000 in 2003, 2002, and 2001, respectively. The effective income tax rate was 22.1%, 19.2%, and (77.9%) in 2003, 2002, and 2001, respectively. The increase from 2002 to 2003 was primarily due to the increase in income before tax. The decrease in the tax provision from 2001 to 2002 was due a reduction in amortization expense for items that are not deductible for federal and state income tax purposes, including amortization of deferred stock-based compensation and goodwill.

Share in Loss of Joint Venture.    In September 2001, we formed a joint venture with Aztec Software, Inc., a California corporation and wholly owned subsidiary of Aztec Software and Technology Services Limited, an Indian company publicly traded on the Bombay stock exchange. In accordance with the terms of the agreement, Embarcadero and Aztec Software, Inc. each contributed $1.0 million to the venture. We account for this venture under the equity method of accounting (see “Basis of Presentation” in Note 1 to our consolidated financial statements). For our fifty percent share in the loss of the venture in the years ended December 31, 2002 and 2001, we recorded $480,000, net of a tax benefit of $114,000 and $724,000, net of a tax expense of $317,000, respectively, as a loss from joint venture in our consolidated statements of operations. As of December 31, 2002, our investment in this entity was zero and we had no remaining commitments to the entity. We do not expect to realize any future income or incur any future expense from our investment in this entity.

LIQUIDITY AND CAPITAL RESOURCES

We have funded our business to date from cash generated by our operations and proceeds from sales of equity. In April 2000, we completed our initial public offering of common stock, generating net proceeds to us of approximately $43.0 million. As of December 31, 2003, we had cash, cash equivalents, and short-term investments of $58.0 million.

Cash provided by operating activities was $14.5 million, $11.8 million, and $14.3 million for 2003, 2002, and 2001, respectively. In 2002, cash provided by operating activities came from $2.4 million in net income, $7.3 million in non-cash depreciation and amortization charges, $1.2 million in other non-cash items, and a $948,000 change in working capital components. The change in working capital is attributable primarily to a $1.1 million decrease in accounts payable and accrued liabilities due to the timing of payments made to satisfy certain obligations. Additionally, there was a $1.7 million increase in accounts receivable as days sales outstanding increased from 46 days to 53 days for the fourth quarters of 2001 and 2002, respectively, and deferred revenue increased by $1.6 million from an increase in maintenance renewals in 2002 as compared to 2001. In 2003, cash provided by operating activities resulted from $5.6 million in net income, $5.2 million in non-cash depreciation and amortization charges, $938,000 in other non-cash items, and a $2.8 million change in working capital components. The change in working capital components is primarily due to a $2.6 million increase in deferred revenue due a larger installed customer base and related increase in maintenance renewals.

In 2003, our net income was reduced by a number of non-cash expense items. The items include depreciation and amortization of property and equipment, developed technology, and intangible assets as well as amortization of deferred stock-based compensation. To the extent that these non-cash items increase or decrease and positively or negatively impact our future operating results, there will be no corresponding impact on our cash flows.

Our primary source of operating cash flow is the collection of accounts receivable from our customers. We measure the effectiveness of our collections efforts by an analysis of average accounts receivable days outstanding (“days outstanding”). Collections of accounts receivable and related days outstanding will fluctuate in future periods due to the timing and amount of our future revenues, payment terms extended to our customers, and the effectiveness of our collection efforts.

Our operating cash flows may be impacted in the future by the timing of payments to our vendors for accounts payable. We typically pay our vendors and service providers in accordance with their invoice terms and conditions. The timing of cash payments in future periods will be impacted by the nature of accounts payable arrangements and management’s assessment of our cash inflows.

Net cash provided by (used in) investing activities was $13.7 million, ($16.8) million, and ($25.0) million for 2003, 2002, and 2001, respectively. In all three years, cash used in investing activities included cash used to purchase property and equipment. In 2003, 2002, and 2001, $290,000, $490,000, and $5.4 million, respectively, was used to acquire technology. In each of 2002 and 2001, $500,000 was invested in a joint venture (see Note 4 to our consolidated financial statements). Additionally, in 2002 and 2001 respectively, $11.3 million, net and $16.5 million, net, was used to purchase short-term investments. In 2002, $2.6 million was used to make deferred payments in connection with acquisitions made in 2000. In 2003, $15.0 million, net was provided by sales and maturities of investments.

Net cash provided by (used in) financing activities was $756,000, ($2.6) million, and ($782,000) in 2003, 2002, and 2001, respectively. In September 2001, our board of directors authorized a stock repurchase program of up to 1,000,000 shares of our common stock. In July 2002, our board of directors amended the stock repurchase program, allowing us to repurchase up to 2,000,000 shares in addition to the shares previously repurchased. In the years ended December 31, 2003, 2002, and 2001, we repurchased approximately 231,000, 712,000, and 219,000 shares, respectively, at a cost of approximately $1.2 million, $3.3 million, and $1.8 million, respectively. This use of cash was offset in 2003, 2002, and 2001 by $1.9 million, $760,000, and $1.0 million, respectively, provided by exercises of stock options under our stock option plan. As of December 31, 2003, there were 1.1 million shares available for repurchase. We have no immediate plans for use of our previously repurchased shares. Since December 31, 2003, we have not used cash to repurchase shares of our common stock, but we may resume stock repurchases in the future.

We have a $3.0 million revolving credit facility with a bank that bears interest at the prime rate and expires on June 30, 2004. This facility requires that we maintain various quarterly financial covenants including covenants related to tangible net worth, total liabilities, and profitability. At December 31, 2003 we were in compliance with all covenants and had no amounts outstanding under this credit facility. We have no immediate plans to borrow any amounts under this credit facility.

In total, cash, cash equivalents, and short-term investments at December 31, 2003 increased by $14.2 million over December 31, 2002. Between these two balance sheet dates, however, cash and cash equivalents increased by $29.2 million and short-term investments decreased by $15.0 million. We held more in cash and cash equivalents at December 31, 2003 due to the maturation of certain investments during 2003. We decided not to reinvest in similar investments due to the relatively low yields offered. We will continue to evaluate our options and may resume buying longer term investments when the yields improve.

We had net deferred tax assets totaling $4.2 million at December 31, 2003. We believe that these assets will be realizable in the future.

At December 31, 2003, our only contractual obligations consisted of facility lease commitments and operating leases for office equipment. Future minimum lease payments are as follows (in thousands):

Year Ending December 31,	Operating Leases

2004	$1,939

2005	1,750

2006	1,576

2007	1,445

2008	510

Total minimum lease payments	$7,220

We believe that our existing cash, cash equivalents, short-term investments, and cash generated from operations will be sufficient to finance our operations through at least the next 12 to 18 months. If we fail to generate cash flow from operations in the future due to an unexpected decline in revenues or due to a sustained increase in cash expenditures in excess of revenues generated, our cash balances may not be sufficient to fund continuing operations without obtaining additional financing. If additional financing is needed, there can be no assurance that such financing will be available to us on commercially reasonable terms, or at all.

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

In January 2003, the FASB issued FIN No. 46, Consolidation of Variable Interest Entities (“FIN 46”). This interpretation requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. It explains how to identify variable interest entities and how an enterprise assesses its interest in a variable interest entity to decide whether to consolidate that entity. This interpretation, as amended, applies in the first fiscal year or interim period beginning after December 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. Because we do not currently have any unconsolidated variable interest entities, the adoption of FIN 46 did not have a material impact on our financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS No. 150 requires that certain financial instruments, which under previous guidance were accounted for as equity, must now be accounted for as liabilities. The financial instruments affected include mandatory redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period after June 15, 2003. The adoption of SFAS No. 150 did not have a material impact on our financial position or results of operations.

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

Our operating results have fluctuated from quarter to quarter. We believe that quarter to quarter comparisons of our historical results of operations are not indicative of our future performance. Our revenues and operating results may continue to vary significantly from quarter to quarter due to a number of factors, including the factors discussed below under the captions:

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

A significant portion of our revenues is derived from sales of our DBArtisan product family. In each of the last three years, sales from our DBArtisan product family accounted for over one-third to one-half of our license revenues. We expect that sales of DBArtisan will continue to represent a substantial portion of our license revenues for the foreseeable future. In addition, many of our customers initiate a relationship with us by purchasing DBArtisan. If demand for DBArtisan declines due to competition, technological change or other factors, our revenues and income may decline significantly.

If we do not generate new business from our existing customers and add new customers, we will not be able to sustain or increase our revenues.

Our license arrangements generally do not provide for substantial ongoing license or maintenance payments. Therefore, our future revenue growth depends on our success in expanding our relationships with existing customers and attracting new customers. Our ability to expand our relationships with existing customers and attract new customers will depend on a variety of factors, including the performance, quality, breadth, and depth of our current and future products and maintenance. Our failure to expand relationships with existing customers or to add new customers would reduce our future license and maintenance revenues. In addition, if our existing customers do not renew their support contracts, our future maintenance revenues will be adversely affected.

Our operating results would be harmed if information technology spending does not recover.

The markets into which we sell our products are cyclical and are subject to general economic conditions. The information technology industry continues to be depressed due to general economic conditions. We believe that the current economic situation has had an impact on capital spending for database technology and related products. Although there are signs of a recovery, we are uncertain as to how quickly a recovery will take hold and impact demand for capital and technology spending. Any further slowdowns in the database market or in general economic conditions would likely result in a reduction in demand for our products and our results of operations would be harmed.

We invest heavily in research and development with no guarantee of return from the investments that we make.

We have invested significant resources in the development of new products. If our new products are not accepted in the marketplace, we may not achieve future revenue growth and may have limited return on the investments that we have made. In addition, we plan to continue to invest in research and development and could fail to achieve expected returns from future investments.

If we are not able to enhance our existing products to adapt to rapid technological change, or we introduce new products that do not achieve market acceptance, our revenues and earnings may suffer and we may experience loss of market share.

The market for our products is characterized by rapid technological change, frequent product introductions and enhancements, uncertain product life cycles, and changes in customer demands and industry standards. Our success depends on our ability to continue to:

•	enhance our current products;
•	introduce new products that keep pace with technological developments and market conditions;
•	satisfy increasingly complicated customer requirements;
•	integrate our products with multiple database platforms; and
•	modify our products as database platforms change.

However, due to the nature of computing environments, new products and product enhancements could require longer development and testing periods than we currently anticipate. The recent economic downturn has also made it more difficult for new products to gain acceptance in the market. Moreover, if we develop new products that do not achieve market acceptance, we may not be able to recoup development and marketing expenses, which could harm our operating results.

The introduction of new technologies and the emergence of new industry standards may render our existing products obsolete and unmarketable. Delays in the general availability of new releases or problems in the installation or implementation of new releases could harm our business and operating results. We may not be successful in developing and marketing, on a timely and cost-effective basis, new products or new product enhancements that respond to technological change, evolving industry standards, or customer requirements. Our failure to do so would render our products obsolete and could harm our ability to compete. In addition, our products and product enhancements may not achieve market acceptance.

Large sales of our products and maintenance involve a lengthy sales cycle, which could cause delays in recognizing revenue or the failure to obtain revenue.

Since 2001, large sales of our products and maintenance to individual customers have increased. This is due to our sales efforts to sell larger deals of our traditional software, as well as the introduction of new products that have significantly higher starting prices and longer evaluation periods than our traditional products. These large sales typically involve sales cycles between six and twelve months, which is considerably longer than our sales cycle prior to 2001. This lengthy sales cycle is due to the need to educate and convince prospective customers of the value of our products and to gain approval from more constituencies within a prospective account, including key management personnel.

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

The majority of our operating expenses consist of personnel and related expenses and facility related costs. These costs are relatively fixed in the short term, and our operating decisions such as when to hire additional personnel and when to expand our facilities and infrastructure are based in large part on expectations about expected future revenues. If we hire personnel and enter into facilities contracts based on our expectations about future revenues, and then fail to meet those revenue expectations, we would likely have lower than expected earnings per share, which would negatively affect our stock price.

We may have future non-recurring charges in the event of goodwill impairment.

We adopted SFAS No. 142 on January 1, 2002 and, as a result, we have ceased amortization of goodwill. Going forward, we will be required to test our goodwill for impairment on an annual basis or in the event of a significant change in our business. We performed an impairment test in September 2003 and determined that, at that time, there had been no impairment to goodwill. At December 31, 2003, our goodwill balance totaled $10.3 million. In the future, if we determine that this goodwill has been impaired, we will be required to take a non-recurring charge to write down this asset, which would adversely affect our earnings and book value.

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

Further expansion of our international operations may require significant management attention and financial resources and may place burdens on our management, administrative, operational and financial infrastructure. Our possible investments to establish facilities in other countries may not produce desired levels of revenues or profitability, which would negatively affect our stock price.

If our products do not perform as expected, we may lose customers, our costs will increase and revenues may be delayed or lost.

Computer software such as ours often contains undetected errors and may contain design flaws. Errors may be found in current versions, new versions, or enhancements of our products after we make commercial shipments. If our software contains undetected errors, performs unreliably, or if we otherwise fail to meet our customers’ expectations, we may suffer:

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

The market for our products is highly competitive, dynamic, and subject to rapidly changing technology. Pricing pressure in the market has increased as competitors have lowered prices and engaged in more aggressive discounting. If such pricing pressure continues, it could have an adverse effect on our margins.

We compete primarily against other providers of data and database management, data performance and availability, enterprise data design and modeling, and data movement technologies, which include Computer Associates, Quest Software, BMC Software, IBM/Rational Software, Borland Software Corporation, Informatica Corporation, Ascential Software, and other independent software vendors. Our products also compete with products offered by database software manufacturers, including Oracle, Microsoft, Sybase and IBM. Some of these competing products are provided at no charge to their customers. We expect that companies such as Oracle, Microsoft, Sybase, and IBM will continue to develop and incorporate into their products applications which compete with our products and may take advantage of their substantial technical, financial, marketing and distribution resources in those efforts. We may not be able to compete effectively with those products or efforts, which could significantly harm our business and operating results.

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

In addition, if the market for application and data lifecycle management products grows, some of our competitors may increase their focus on offering software directly competitive with ours, whether by internal development, external development, or acquisition. Our competitors may also attempt to keep us from integrating our software with theirs, making it more difficult for our customers to adopt our software. If such increased competition were to result in resistance to integration of our software with the software of these competitors, we may have difficulty entering markets where our competitors have strong market positions.

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

Competitive pressures could reduce our market share, reduce customer orders, reduce gross margins, or require us to reduce our prices, any of which would harm our operating results.

If we are not able to attract and retain qualified personnel, our business will not be able to grow.

Our success depends on the continued service of our executive officers and other key administrative, sales and marketing, research and development, and support personnel. None of our executive officers or key employees is bound by an employment agreement for any specific term and we do not maintain any key person life insurance policies. Our vice president of sales recently resigned, and it may take us some time to find a qualified person to replace him. Additionally, we may miss sales targets in the interim if our sales cycle is disrupted. If we lose the services of any of our other executive officers or key employees, or if one or more of them decide to join a competitor or otherwise compete directly or indirectly with us, our ability to manage our business effectively could be harmed.

Our business will not be able to grow if we cannot attract, retain, and motivate qualified personnel. Despite the recent economic downturn, competition for qualified employees remains intense and we may not be able to attract, assimilate, or retain highly qualified personnel in the future. There has in the past been and there may in the future be a shortage of personnel that possess the technical background necessary to sell, support, and develop our products effectively. Some of our current employees and those that we seek to hire may be subject to non-competition or non-solicitation covenants that could further limit our ability to attract or retain qualified personnel.

Acquisitions of companies or technologies may result in disruptions to our business.

We may make strategic acquisitions of companies, products, or technologies as necessary in order to implement our business strategy. If we make acquisitions and are unable to successfully integrate them with our existing operations, we may not receive the intended benefits of such acquisitions and the revenues and operating results of the combined company may decline. Any acquisition may temporarily disrupt our operations and divert management’s attention from day-to-day operations.

In addition, acquisitions may subject us to unanticipated liabilities or risks, including litigation and the costs and uncertainties related to legal proceedings. For example, we are currently a defendant in litigation related to our acquisition of EngineeringPerformance, Inc, in November 2000. As the litigation is at an early stage and is uncertain, we are unable to predict an outcome at this time. As the alleged damages and related claims against the company are considerable, an unfavorable outcome would have a material adverse effect on our financial position, results of operations, and cash flow.

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

Increased international political instability, evidenced by the threat or occurrence of terrorist attacks, enhanced national security measures, sustained military action in Afghanistan and Iraq, strained international relations with foreign governments and other international conflicts, may halt or hinder our ability to do business, may increase our costs, and may adversely affect our stock price. This increased instability may, for example, negatively impact the reliability and cost of transportation, negatively affect the desire of our employees and customers to travel, adversely affect our ability to obtain adequate insurance at reasonable rates, or require us to take extra security precautions for our domestic and international operations. In addition, this international political instability has had and may continue to have negative effects on financial markets, including significant price and volume fluctuations in securities markets. If this international political instability continues or escalates, our business and results of operations could be harmed and the market price of our common stock could decline.

Our proprietary rights may be inadequately protected and infringement claims or independent development of competing technologies could harm our competitive position.

We rely on copyright and trademark laws, trade secrets, confidentiality procedures, and contractual provisions to establish and protect our proprietary rights. We also enter into confidentiality agreements with employees and consultants and attempt to restrict access to proprietary information on a need-to-know basis. Despite such precautions, unauthorized third parties may be able to copy aspects of our products or obtain and use information that we consider as proprietary.

We license our software products primarily under shrink-wrap licenses delivered electronically with our software products. Shrink-wrap licenses are not negotiated with or signed by individual licensees and purport to take effect upon installation of the product or downloading of the product from the Internet. These measures afford only limited protection. Policing unauthorized use of our products is difficult and we are unable to determine the extent to which piracy of our software exists. In addition, the laws of some foreign countries do not protect our proprietary rights as well as United States laws.

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

Our operations are vulnerable to damage or interruption from computer viruses, human error, natural disasters, telecommunications failures, intentional acts of vandalism, and similar events. In particular, our corporate headquarters are located in San Francisco, which is known for seismic activity. Although we have a disaster recovery plan for critical data and business applications, this does not provide assurance that we would not suffer a business interruption. A significant business interruption would result in losses or damages incurred by us and would harm our business. Our business interruption insurance may not be adequate to compensate us for losses that might occur, which would result in increased expenses and harm our operating results.

Certain persons have substantial control over us, which could impede stockholder approval of certain transactions.

Our executive officers and directors, in the aggregate, beneficially held 22.4% of our outstanding common stock as of February 10, 2004. In addition, despite their sales of our common stock over the past year, some of our founders who are no longer associated with us continue to hold a significant amount of our common stock. These groups of stockholders can significantly influence all matters requiring approval by our stockholders, including the approval of equity compensation plans, the election of directors and the approval of mergers, or other business combination transactions.

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

Provisions of our amended and restated certificate of incorporation and bylaws as well as Delaware law could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders. We are subject to the provisions of Delaware law that restrict business combinations with interested stockholders, which may have the effect of inhibiting a non-negotiated merger or other business combinations.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Our exposure to market risk for changes in interest rates primarily relates to our investment portfolio, which at December 31, 2003 included fixed-income securities with a fair value of approximately $46.8 million. The values of these securities are likely to decline if interest rates increase. However, due to the short maturities of our investments, an immediate 10 percent change in interest rates is not expected to have a material effect on our near-term financial condition or results of operations.

Foreign Exchange Risk

Our operations are conducted primarily in the United States and are denominated in United States dollars. A small but growing portion of our sales originate through our European subsidiary and are denominated in Pounds Sterling. From time to time, we enter into forward exchange contracts to hedge against fluctuations in the Pound Sterling relative to the United States dollar. Gains and losses on these contracts are generally recognized in the consolidated statement of operations at the time that the related transactions being hedged are recognized. Because the effect of movements in currency exchange rates on forward exchange contracts generally offset the related effect on the underlying items being hedged, use of these instruments is not expected to subject us to risks that would otherwise result from changes in currency exchange rates. We do not use derivative financial instruments for trading or speculative purposes. We recorded a loss from derivatives of $167,000 in 2001, which was recorded as other income, net on the statement of operations. We did not use derivative financial instruments in 2002 or 2003.

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

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders

of Embarcadero Technologies, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of changes in stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of Embarcadero Technologies, Inc. and its subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 3 to the consolidated financial statements, effective January 1, 2002, the Company changed its method of accounting for goodwill in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

PRICEWATERHOUSECOOPERS LLP

San Jose, CA

February 20, 2004

EMBARCADERO TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

December 31,	2003	2002

Assets

Current Assets:

Cash and cash equivalents	$45,066	$15,870

Short-term investments	12,901	27,893

Trade accounts receivable, net	8,237	7,539

Prepaid expenses and other current assets	1,670	1,532

Deferred income taxes	465	489

Total current assets	68,339	53,323

Property and equipment, net	3,259	3,587

Goodwill	10,337	10,337

Other intangible assets, net	692	1,500

Deferred income taxes	3,711	3,863

Other assets	3,692	5,128

Total assets	$90,030	$77,738

Liabilities and Stockholders’ Equity

Current Liabilities:

Accounts payable	$1,011	$379

Accrued liabilities	5,098	4,041

Deferred revenue	13,219	10,668

Total current liabilities	19,328	15,088

Long-term deferred revenue	251	37

Long-term restructuring accrual	203	413

Total liabilities	19,782	15,538

Commitments and Contingencies (Note 8)

Stockholders’ Equity:

Convertible preferred stock: $0.001 par value; 5,000,000 shares authorized and no shares issued and outstanding at December 31, 2003 and 2002	—	—

Common stock: $0.001 par value; 60,000,000 shares authorized at December 31, 2003 and 2002; 26,980,971 and 26,711,623 shares issued and outstanding at December 31, 2003 and 2002, respectively	28	27

Treasury stock: 1,161,622 and 930,822 shares at December 31, 2003 and 2002, respectively	(6,287)	(5,116)

Additional paid-in capital	80,145	75,858

Accumulated other comprehensive income	374	184

Deferred stock-based compensation	(1,519)	(598)

Accumulated deficit	(2,493)	(8,155)

Total stockholders’ equity	70,248	62,200

Total liabilities and stockholders’ equity	$90,030	$77,738

The accompanying notes are an integral part of these consolidated financial statements.

EMBARCADERO TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

Year Ended December 31,	2003	2002	2001

Revenues:

License	$27,151	$27,486	$32,018

Maintenance	24,772	21,811	19,476

Total revenues	51,923	49,297	51,494

Cost of revenues:

License	614	589	774

Amortization of acquired technology	2,223	1,684	808

Maintenance	2,286	2,245	2,228

Total cost of revenues	5,123	4,518	3,810

Gross profit	46,800	44,779	47,684

Operating expenses:

Research and development	15,600	14,526	14,670

Purchased research and development	—	1,100	—

Sales and marketing	19,029	19,317	21,142

General and administrative	5,238	5,432	6,572

Amortization of goodwill	—	—	2,885

Amortization of other intangible assets	—	1,321	2,736

Lease related impairment loss	—	160	1,490

Total operating expenses	39,867	41,856	49,495

Income (loss) from operations	6,933	2,923	(1,811)

Other income, net	328	658	1,027

Expenses related to proposed public offering	—	—	(350)

Income (loss) before income taxes and share in loss of joint venture	7,261	3,581	(1,134)

Provision for income taxes	(1,599)	(687)	(882)

Income (loss) before share in loss of joint venture	5,662	2,894	(2,016)

Share in loss of joint venture, net of tax provision (benefit) of $(114) and $317 in 2002 and 2001, respectively	—	(480)	(724)

Net income (loss)	$5,662	$2,414	$(2,740)

Net income (loss) per share:

Basic	$0.21	$0.09	$(0.10)

Diluted	$0.20	$0.08	$(0.10)

Weighted average shares used in per share calculation:

Basic	26,618	27,046	27,045

Diluted	28,654	28,879	27,045

Non-cash stock-based compensation included in the above expenses:

Cost of revenues	$—	$2	$12

Research and development	61	30	128

Sales and marketing	285	803	1,557

General and administrative	356	1,236	2,658

	$702	$2,071	$4,355

The accompanying notes are an integral part of these consolidated financial statements.

EMBARCADERO TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	(in thousands)

	Convertible Preferred Stock		Common Stock		Treasury Stock	Additional Paid-In Capital	Accumulated Other Compre- hensive Income	Deferred Stock-Based Compen- sation	Notes Receivable from Stock- holders	Accumulated Deficit	Total Stock- holders’ Equity	Compre- hensive Income (Loss)
	Shares	Amount	Shares	Amount

Balance at January 1, 2001	—	$—	26,971	$27	$—	$71,049	$—	$(6,986)	$—	$(7,829)	$56,261

Comprehensive loss:

Net loss	—	—	—	—	—	—	—	—	—	(2,740)	(2,740)	$(2,740)

Foreign currency translation adjustments	—	—	—	—	—	—	116	—	—	—	116	116

Comprehensive loss												(2,624)

Exercise of common stock options	—	—	214	—	—	999	—	—	—	—	999

Repurchase of common stock	—	—	(219)	—	(1,781)	—	—	—	—	—	(1,781)

Tax benefit arising from disqualifying disposition of stock options	—	—	—	—	—	2,272	—	—	—	—	2,272

Amortization of deferred stock-based compensation	—	—	—	—	—	—	—	4,355	—	—	4,355

Balance at December 31, 2001	—	—	26,966	27	(1,781)	74,320	116	(2,631)	—	(10,569)	59,482

Comprehensive income:

Net income	—	—	—	—	—	—	—	—	—	2,414	2,414	2,414

Foreign currency translation adjustments	—	—	—	—	—	—	68	—	—	—	68	68

Comprehensive income												2,482

Exercise of common stock options	—	—	458	—	—	757	—	—	—	—	757

Repurchase of common stock	—	—	(712)	—	(3,335)	—	—	—	—	—	(3,335)

Tax benefit arising from disqualifying disposition of stock options	—	—	—	—	—	743	—	—	—	—	743

Amortization of deferred stock-based compensation	—	—	—	—	—	—	—	2,033	—	—	2,033

Issuance of options in exchange for services	—	—	—	—	—	38	—	—	—	—	38

Balance at December 31, 2002	—	—	26,712	27	(5,116)	75,858	184	(598)	—	(8,155)	62,200

(Continued on next page)

The accompanying notes are an integral part of these consolidated financial statements.

EMBARCADERO TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY—(Continued)

	(in thousands)

	Convertible Preferred Stock		Common Stock		Treasury Stock	Additional Paid-In Capital	Accumulated Other Compre- hensive Income	Deferred Stock-Based Compen- sation	Notes Receivable from Stock- holders	Accumulated Deficit	Total Stock- holders’ Equity	Compre- hensive Income (Loss)
	Shares	Amount	Shares	Amount

Comprehensive income:

Net income	—	$—	—	$—	$—	$—	$—	$—	$—	$5,662	$5,662	$5,662

Foreign currency translation adjustments	—	—	—	—	—	—	172	—	—	—	172	172

Unrealized gain on available-for-sale investments, net	—	—	—	—	—	—	18	—	—	—	18	18

Comprehensive income												$5,852

Exercise of common stock options	—	—	500	1	—	1,927	—	—	—	—	1,928

Repurchase of common stock	—	—	(231)	—	(1,171)	—	—	—	—	—	(1,171)

Tax benefit arising from disqualifying disposition of stock options	—	—	—	—	—	737	—	—	—	—	737

Deferred stock-based compensation related to issuance of restricted stock	—	—	—	—	—	1,560	—	(1,560)	—	—	—

Amortization of deferred stock-based compensation	—	—	—	—	—	—	—	639	—	—	639

Issuance of options in exchange for services	—	—	—	—	—	63	—	—	—	—	63

Balance at December 31, 2003	—	$—	26,981	$28	$(6,287)	$80,145	$374	$(1,519)	$—	$(2,493)	$70,248

The accompanying notes are an integral part of these consolidated financial statements.

EMBARCADERO TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	(in thousands)

Year Ended December 31,	2003	2002	2001

Cash Flows from Operating Activities:
Net income (loss)	$5,662	$2,414	$(2,740)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,069	2,063	1,662
Provision for (benefit from) doubtful accounts	110	338	334
Amortization of developed technology	1,656	1,053	72
Amortization of goodwill	—	—	2,885
Amortization of other intangible assets	808	2,129	3,544
Amortization of deferred stock-based compensation	639	2,033	4,355
Issuance of options in exchange for services	63	38	—
Share in loss of joint venture, net	—	480	724
Lease related impairment loss	—	160	1,490
Deferred income taxes, net	176	(605)	(1,109)
Tax benefit arising from disqualifying disposition of stock options	737	743	2,272
Changes in assets and liabilities:
Trade accounts receivable	(775)	(1,656)	67
Prepaid expenses and other assets	(6)	(52)	1,903
Accounts payable and accrued liabilities	812	1,050	(2,355)
Deferred revenue	2,578	1,606	1,160

Net cash provided by operating activities	14,529	11,794	14,264

Cash Flows from Investing Activities:
Purchase of investments	(16,719)	(36,341)	(28,777)
Maturities of investments	13,900	5,850	3,508
Sales of investments	17,955	19,130	8,737
Purchase of property and equipment	(1,111)	(1,884)	(2,497)
Technology acquired and developed	(290)	(490)	(5,443)
Investment in joint venture	—	(500)	(500)
Acquisition of businesses	—	(2,550)	—

Net cash provided by (used in) investing activities	13,735	(16,785)	(24,972)

Cash Flows from Financing Activities:
Proceeds from exercise of stock options	1,928	757	999
Payments for repurchase of common stock	(1,171)	(3,335)	(1,781)

Net cash provided by (used in) financing activities	757	(2,578)	(782)

Effect of exchange rate changes on cash and cash equivalents	175	68	116
Net increase (decrease) in cash and cash equivalents	29,196	(7,501)	(11,374)
Cash and cash equivalents at beginning of period	15,870	23,371	34,745

Cash and cash equivalents at end of period	$45,066	$15,870	$23,371

Supplemental Cash Flow Information:

Cash paid for income taxes	$556	$384	$—

Supplemental Non-cash Investing and Financing Activities:

Deferred stock-based compensation	$1,560	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

EMBARCADERO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—Organization and Summary of Significant Accounting Policies

Description of business

Embarcadero Technologies, Inc. (with its subsidiaries, collectively referred to as the “Company”) was incorporated in California on July 23, 1993 and reincorporated in Delaware on February 15, 2000. The Company provides data lifecycle management solutions that help organizations cost-effectively build, optimize, test, and manage their critical data, database, and application infrastructures. The Company is headquartered in San Francisco, California and has international operations in Toronto, Canada; Maidenhead, United Kingdom; and Melbourne, Australia.

The Company has historically derived a significant percentage of its revenues from its DBArtisan product line. This product line is expected to continue to account for a significant portion of net revenues for the foreseeable future. As a result of this revenue concentration, the Company’s business could be harmed by a decline in demand for, or in the prices of, this product line resulting from any change in pricing model, maturation in the market for this product, increased price competition or a failure by the Company to keep up with technological change, among other factors.

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

Certain reclassifications have been made to the presentation of the prior year financial statements in order to conform to the current year’s presentation. These reclassifications had no effect on the prior year’s net income.

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

Revenue recognition

Revenues are primarily derived from software license fees and related maintenance and support contracts. Revenues from software license fees are recognized upon shipment, when terms are F.O.B. shipping point, provided that evidence of an arrangement exists, the fee is fixed or determinable, and collection of the resulting receivable is probable. Maintenance and support contracts generally cover a one-year term and are paid for in advance. Revenues from maintenance and support contracts are recognized ratably over the contract term.

The Company uses a purchase order, a pre-payment via check, wire or credit card, a signed license agreement or other persuasive evidence as substantiation of an arrangement.

For arrangements with multiple obligations (e.g. undelivered maintenance and support contracts and consulting and training services bundled with licenses), the Company allocates revenue to the delivered elements of the arrangement using the residual value method based on objective evidence of the fair value of the undelivered elements, which is specific to the Company. The vendor specific objective evidence of fair value for maintenance and support obligations related to licenses is based upon the prices paid for the separate renewal of these services by similar customers. Vendor specific objective evidence of the fair value of other services, primarily consulting and training services, is based upon separate sales of those services.

Customers are generally granted payment terms of net thirty days, but some payments are collected via check, wire, or credit card at the time an order is placed.

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

Comprehensive income (loss)

Comprehensive income (loss) consists of net income (loss), net unrealized foreign currency translation adjustments, and unrealized gains on available-for-sale investments, and is presented in the consolidated statements of stockholders’ equity. The components of accumulated comprehensive income are as follows (in thousands):

As of December 31	2003	2002

Unrealized gain on available-for-sale investments, net of income taxes	$18	$—

Foreign currency translation adjustments	356	184

Accumulated comprehensive income	$374	$184

Cost of license and maintenance

Cost of license includes costs associated with the delivery of software products, royalties for third party embedded software, and amortization of capitalized research and development costs. Cost of maintenance revenues includes costs to provide product customer support, largely consisting of salaries and related expenses, including stock-based compensation, for customer support personnel.

Capitalized software development costs

The Company accounts for software development costs, including purchased software, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 86, “Accounting for Costs of Computer Software to be Sold, Leased or Otherwise Marketed,” under which certain software development costs incurred subsequent to the establishment of technological feasibility are capitalized and amortized over the estimated lives of the related products. If the Company determines that certain purchased software development has not yet reached technological feasibility, the cost of the software is deducted in the year of acquisition. The Company determines technological feasibility to be established upon release of a working model. In addition, the model must have been successfully tested for functionality and all high-risk development issues must have been resolved. Capitalized software costs also consist of amounts paid for purchased software that has reached technological feasibility at the time of acquisition. Upon the general release of a product to customers, development costs for that product are amortized at the greater of the amount computed using (a) the ratio of current gross revenues from the product to the total of current and anticipated future gross revenues for that product or (b) the straight-line method over the remaining estimated economic life of the product. At each balance sheet date, unamortized capitalized software development costs are compared to their net realizable value. Any unamortized capitalized costs that exceed the net realizable value of the product are written off. The net realizable value is the estimated future gross revenues of a product reduced by the estimated future costs of completing and disposing of the product, including the costs of performing maintenance and customer support required to satisfy the enterprise’s responsibility set forth at the time of sale.

Capitalized software development costs are recorded as other assets on the Company’s balance sheet. At December 31, 2003 and 2002, gross capitalized software development costs were $6.2 million and $5.9 million, respectively, and related accumulated amortization was $2.8 million and $1.1 million, respectively. Amortization expense for capitalized software development was $1.7 million, $1.0 million, and $73,000 in the years ended December 31, 2003, 2002, and 2001, respectively. There were $290,000, $490,000, and $5.4 million of software development costs capitalized in the years ended December 31, 2003, 2002, and 2001, respectively.

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

Goodwill

The Company performs an annual impairment review of its goodwill balance in accordance with SFAS No. 142. The impairment review performed by the Company involves a two-step process as follows:

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

In addition, the Company initiates a review whenever events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable

Other intangible assets

Other intangible assets are presented at cost, net of accumulated amortization. Amortization is calculated using the straight-line method over estimated useful lives of the assets, which are four years for purchased technology and two years for non-compete agreements.

Impairment of long-lived assets

Long-lived assets and certain identifiable intangible assets are reviewed for impairment. For assets to be held and used, including acquired intangibles, the Company initiates a review whenever events or changes in circumstances indicate that the carrying value of a long-lived asset may not be recoverable. Recoverability of an asset is measured by comparing its carrying value to the future undiscounted cash flows that the asset is expected to generate. Any impairment is measured by the amount by which the carrying value exceeds the projected discounted future operating cash flows. Assets to be disposed of and for which the Company has committed to a plan to dispose of the assets, whether through sale or abandonment, are reported at the lower of carrying value or fair value less costs to sell.

Financial instruments

The Company’s consolidated balance sheets include the following financial instruments: cash and cash equivalents, short-term investments, accounts receivable, and accounts payable, all of which approximate fair value given their short maturities.

The Company considers all highly liquid investments with remaining maturities of three months or less at the purchase date to be cash equivalents. The Company considers all available-for-sale investments to be short-term investments. By policy, the Company does not invest in financial instruments with maturities of greater than twenty-four months.

The Company has categorized its marketable securities as available-for-sale and carries them at fair value, which generally approximates cost given the short maturities and nature of the investments. Most of the Company’s investments are in short-term auction rate securities. Realized gains and losses on investment sales are computed using the specific identification method and are reported as other income or expense in the statement of operations. The Company recorded a realized loss of $130,000 in the year ended December 31, 2003. Realized gains and losses were not material during the years ended December 31, 2002 and 2001. Unrealized gains and losses are reported as a part of other comprehensive income (loss), a separate component of stockholders’ equity, and were not material for the years ended December 31, 2003, 2002, and 2001.

The Company’s short-term investments consist of auction rate securities of $12.9 million and $27.9 million at December 31, 2003 and 2002, respectively, as detailed in the table below.

Short-term investments (in thousands):

As of December 31	2003	2002

Cost basis	$12,883	$27,893

Net unrealized gain	18	—

Fair market value	$12,901	$27,893

The Company adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, on January 1, 2001. The standard requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through the consolidated statement of operations. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings, or recognized in other comprehensive income (loss) until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value will be immediately recognized in earnings. The Company recorded a loss from derivatives of $167,000 in 2001, which was recorded as other income, net on the income statement. The Company did not use derivative financial instruments in 2003 or 2002.

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

Year Ended December 31,	2003	2002	2001

Net income (loss), as reported	$5,662	$2,414	$(2,740)

Add: Employee stock-based compensation expense included in reported net income (loss), net of tax	499	1,732	3,723

Less: Total employee stock-based compensation expense determined under fair value, net of tax	(2,656)	(4,971)	(11,275)

Pro forma net loss	$3,505	$(825)	$(10,292)

Basic net income (loss) per share:

As reported	0.21	0.09	(0.10)

Pro forma	0.13	(0.03)	(0.38)

Diluted net income (loss) per share:

As reported	0.20	0.08	(0.10)

Pro forma	0.12	(0.03)	(0.38)

See Note 10 for a summary of the assumptions used to estimate the fair value of equity instruments granted to employees.

Net income (loss) per share

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

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net income (loss) per share is as follows (in thousands, except per share data):

Year Ended December 31,	2003	2002	2001

Calculation of basic net income (loss) per share:

Net income (loss)	$5,662	$2,414	$(2,740)

Weighted average common shares outstanding	26,618	27,046	27,045

Net income (loss) per share, basic	$0.21	$0.09	$(0.10)

Calculation of diluted net income (loss) per share:

Net income (loss)	$5,662	$2,414	$(2,740)

Weighted average common shares outstanding	26,618	27,046	27,045

Dilutive securities—common stock options	2,036	1,833	—

Weighted average common and common equivalent shares	28,654	28,879	27,045

Net income (loss) per share, diluted	$0.20	$0.08	$(0.10)

Anti-dilutive securities not included in net income (loss) per share calculation:

Common stock options	1,397	1,343	4,451

Non-vested stock	100	—	—

Concentration of credit risk

Cash, cash equivalents, investments, and accounts receivable are financial instruments that potentially expose the Company to credit risk. The Company maintains its cash, cash equivalents, and investments with high credit quality financial institutions, limits the amount of concentration in any one issuer, and does not invest in financial instruments with maturities of greater than twenty-four months. The Company has not experienced any losses on its deposits of cash or cash equivalents.

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

No single customer accounted for ten percent or more of the Company’s accounts receivable at December 31, 2003 and 2002 or revenues in the years ended December 31, 2003, 2002, and 2001.

Income taxes

Deferred tax assets and liabilities are determined based on differences between financial statement carrying amounts of assets and liabilities and their respective tax bases and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. The provision for income tax expense is comprised of income taxes payable for the current period, plus the net change in deferred tax amounts during the period.

Foreign currency translation

The functional currency of the Company’s European subsidiary is the local currency since that entity primarily generates and expends cash in its local currency and is not dependent upon the parent company’s economic environment. The Company translates the assets and liabilities of its foreign subsidiaries to U.S. dollars at the rate of exchange in effect at the end of the accounting period. Revenues and expenses are translated at the average rates of exchange for the accounting period. Translation adjustments attributable to our foreign subsidiaries are included in stockholders’ equity as a component of comprehensive income (loss).

Foreign currency transaction gains and losses, which to date have not been material, are included in the Company’s consolidated statement of operations.

Advertising costs

Advertising costs are expensed as incurred. These costs, included in sales and marketing, were $586,000, $1.0 million, and $1.6 million in the years ended December 31, 2003, 2002, and 2001, respectively.

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

In January 2003, the FASB issued FIN No. 46, Consolidation of Variable Interest Entities (“FIN 46”). This interpretation requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. It explains how to identify variable interest entities and how an enterprise assesses its interest in a variable interest entity to decide whether to consolidate that entity. This interpretation, as amended, applies in the first fiscal year or interim period beginning after December 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. Because the Company does not currently have any unconsolidated variable interest entities, the adoption of FIN 46 did not have a material impact on its financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS No. 150 requires that certain financial instruments, which under previous guidance were accounted for as equity, must now be accounted for as liabilities. The financial instruments affected include mandatory redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash, or other assets and certain obligations that can be settled with shares of stock. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period after June 15, 2003. The adoption of SFAS No. 150 did not have a material impact on the Company’s financial position or results of operations.

NOTE 2—Acquisitions

In November 2000, the Company acquired EngineeringPerformance, Inc. based in Toronto, Canada for approximately $7.9 million in cash and 50,000 shares of the Company’s common stock valued at approximately $1.9 million. The purchase price included a $2.0 million deferred payment, which was made in early 2002.

NOTE 3—Accounting for Business Combinations, Goodwill, and other Intangible Assets

In July 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets,” which is effective for fiscal years beginning after December 15, 2001. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization and the performance of an annual impairment test. In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill, and the testing for impairment of existing goodwill and other intangibles. The Company adopted SFAS No. 142 on January 1, 2002.

As required by SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company performed its annual goodwill impairment test on September 1, 2003. The results of Step 1 of the goodwill impairment analysis showed that goodwill was not impaired as the market value of its one reporting unit exceeded its carrying value, including goodwill. Accordingly, Step 2 was not performed. The market value of the reporting unit was estimated by multiplying the number of shares outstanding on the analysis date by the most recent stock market closing price. The Company will continue to test for impairment on an annual basis and on an interim basis if an event occurs or circumstances change that would more likely than not reduce the fair value of the Company’s reporting unit below its carrying amounts.

The following table presents comparative information showing the effects that non-amortization of goodwill, workforce and customer base would have had on the consolidated statement of operations (in thousands, except per share data):

Year Ended December 31,	2003	2002	2001

Reported net income (loss)	$5,662	$2,414	$(2,740)

Goodwill, workforce and customer base amortization	—	—	4,080

Adjusted net income	5,662	2,414	1,340

Basic net income (loss) per share	0.21	0.09	(0.10)

Goodwill, workforce and customer base amortization	—	—	0.15

Adjusted basic net income per share	0.21	0.09	0.05

Year Ended December 31,	2003	2002	2001

Diluted net income (loss) per share	0.20	0.08	(0.10)

Goodwill, workforce and customer base amortization	—	—	0.14

Adjusted diluted net income per share	$0.20	$0.08	$0.04

Between January 1, 2003 and December 31, 2003, there were no changes to the Company’s goodwill balance of $10.3 million.

At December 31, 2003, intangible assets subject to amortization consists of technology amortized over a period of four years. At December 31, 2002, intangible assets subject to amortization consists of technology and non-compete agreements amortized over periods of four and two years, respectively. The components of intangible assets, excluding goodwill, are as follows (in thousands):

	As of December 31, 2003			As of December 31, 2002

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Other intangible assets:

Purchased technology	$3,230	$2,538	$692	$3,230	$1,730	$1,500

Covenant not to compete	3,080	3,080	—	3,080	3,080	—

Total	$6,310	$5,618	$692	$6,310	$4,810	$1,500

Amortization expense for purchased technology was $808,000 in each of 2003, 2002, and 2001, respectively. Amortization expense for a covenant not to compete and workforce (2001 only) was zero, $1.3 million, and $2.7 million in 2003, 2002, and 2001, respectively. Expected future amortization expense for purchased technology is $692,000 in 2004.

NOTE 4—Joint Venture

In September 2001, the Company entered into a joint venture agreement with Aztec Software, Inc. (“Aztec”), a California corporation and wholly owned subsidiary of Aztec Software and Technology Services Limited, an Indian company publicly traded on the Bombay stock exchange, to form a limited liability corporation, DB Software Solutions LLC (“DBSS”) to develop software in the areas of database management and data movement. The Company has the right of first refusal on any software developed by the venture. In accordance with the terms of the joint venture agreement, as of December 31, 2002, the Company and Aztec had each contributed $1.0 million in cash to the entity. At December 31, 2003, the book value of the Company’s investment in DBSS was zero as a result of its share of DBSS’ losses, and the Company had no remaining commitments to the entity.

NOTE 5—Balance Sheet Accounts (in thousands):

As of December 31	2003	2002

Trade accounts receivable, net:

Trade accounts receivable	$8,394	$7,728

Less: allowance for doubtful accounts	157	189

	$8,237	$7,539

The activity in allowance for doubtful accounts is summarized as follows (in thousands):

	2003	2002	2001

Allowance balance at January 1	$189	$194	$232

Amounts charged to expense	110	338	334

Amounts written off	(142)	(343)	(372)

Allowance balance at December 31	$157	$189	$194

As of December 31	2003	2002

Property and equipment, net:

Computer equipment and software	$5,911	$5,930

Furniture and fixtures	637	664

Leasehold improvements	1,254	1,275

	7,802	7,869

Less: Accumulated depreciation and amortization	(4,543)	(4,282)

	$3,259	$3,587

Depreciation and amortization expense for 2003, 2002, and 2001 was $2.1 million, $2.1 million, and $1.7 million, respectively.

As of December 31	2003	2002

Other assets, net:

Capitalized software development costs, net	$3,439	$4,805

Deposits	253	323

	$3,692	$5,128

As of December 31	2003	2002

Accrued liabilities:

Payroll and related expenses	$1,725	$1,207

Sales tax payable	338	261

Restructuring accrual	210	382

Accrued income taxes	1,351	1,180

Other	1,474	1,011

	$5,098	$4,041

NOTE 6—Lease Related Impairment Loss

During the third quarter of 2001, the Company recorded an impairment loss of $1.5 million related to office leases in San Francisco and Boston. In the fourth quarter of 2002, the Company revised its estimates of sublease income based on decreases in office rental rates in San Francisco, which impacted the expected rates at which the Company could sublease its excess office space. As a result of this revision in expected sublease income, the Company increased its accrual for impairment loss by $160,000 in 2002. Rent is payable through June 2004 for the San Francisco office leases and October 2007 for the Boston office lease.

A summary of the restructuring accrual is as follows (in thousands):

	Facilities leases, net of sublease income	Write down of leasehold improvements	Other expenses	Total

Initial loss	$1,043	$343	$104	$1,490

Non-cash expenses	—	(343)	—	(343)

Net cash payments	(100)	—	—	(100)

Accrual as of January 1, 2002	$943	$—	$104	$1,047

Charged to accrual	160	—	—	160

Net cash payments	(308)	—	(104)	(412)

Accrual as of December 31, 2002	$795	$—	$—	$795

Net cash payments	(382)	—	—	(382)

Accrual as of December 31, 2003	$413	$—	$—	$413

As of December 31, 2003 and 2002, the restructuring accrual included long-term components of $203,000 and $413,000, respectively.

NOTE 7—Income Taxes

Income (loss) before provision for income taxes consists of the following (in thousands):

	2003	2002	2001

Domestic	$5,896	$3,172	$(1,238)

Foreign	1,365	409	104

Total	$7,261	$3,581	$(1,134)

The provision for income taxes consists of the following (in thousands):

	2003	2002	2001

Current:

Federal	$972	$864	$1,435

State	2	263	404

Foreign	217	249	152

	1,191	1,376	1,991

Deferred (benefit):

Federal	162	(468)	(637)

State	246	(221)	(472)

	408	(689)	(1,109)

Total provision for income taxes	$1,599	$687	$882

The effective tax rate for the years ended December 31, 2003, 2002, and 2001 differs from the applicable U.S. statutory federal income tax rate as follows:

	2003	2002	2001

U.S. statutory federal tax rate	35.0%	35.0%	35.0%

State taxes, net of federal benefit	—	4.0	5.7

Amortization of goodwill and other intangible assets	—	—	(69.5)

Amortization of deferred stock-based compensation	3.4	23.1	(76.2)

Tax exempt interest and other permanent differences	(12.3)	(26.2)	(11.8)

Research and development credits	(4.0)	(16.7)	38.9

Effective tax rate	22.1%	19.2%	(77.9)%

The primary components of the net deferred tax assets are as follows (in thousands):

December 31,	2003	2002

Deferred tax assets:

Net operating losses, federal and state	$2,405	$3,024

Research and other credits	2,813	2,809

Allowances and accruals	79	—

Deferred tax assets	5,297	5,833

Deferred tax liabilities:

Allowances and accruals	—	(31)

Non-goodwill intangibles	(1,121)	(1,450)

Deferred tax liabilities	(1,121)	(1,481)

Net deferred tax assets	$4,176	$4,352

At December 31, 2003, the Company had federal and state net operating loss carryforwards (“NOLs”) of approximately $5.7 million and $7.1 million, respectively. These NOLs can be carried forward to offset future taxable income, if any. Embarcadero’s federal and state net operating loss carryforwards expire in 2006 through 2021 if not utilized. Pursuant to the provisions of Section 382 of the Internal Revenue Code, the amount of benefits from NOLs available to the Company are limited.

At December 31, 2003, the Company had federal and state research and development credits of approximately $2.3 million and $800,000, respectively. The federal credits expire in 2020 through 2023.

NOTE 8—Commitments and Contingencies

Bank Credit Facility

In June 2003, the Company renewed its $3.0 million revolving credit facility with a bank. This credit facility bears interest at the prime rate and expires on June 30, 2004. This facility requires that the Company maintain various quarterly financial covenants including covenants related to tangible net worth, total liabilities, and profitability. At December 31, 2003, the Company was in compliance with all covenants and had no amounts outstanding under this credit facility.

Leases

The Company leases office space and equipment under non-cancelable operating lease agreements that expire at various dates through 2008. Rent expense for the years ended December 31, 2003, 2002, and 2001 was $2.1 million, $2.2 million, and $2.0 million, respectively. The Company recognizes rent expense on a straight-line basis over the lease period and has accrued for rent expense incurred but not paid. Certain of the Company’s leases have renewal options with renewal terms ranging from one to five years.

Future minimum lease payments under noncancelable operating leases are as follows (in thousands):

Year Ending December 31,	Operating Leases

2004	$1,939

2005	1,750

2006	1,576

2007	1,445

2008	510

Total minimum lease payments	$7,220

Other

In October 2002, The Client Server Factory Inc. filed a claim in the Superior Court for the County of San Francisco alleging causes of action for breach of fiduciary duty for misappropriation and theft of corporate opportunity, fraud, negligent misrepresentation, conspiracy and other similar claims. These claims are primarily related to alleged activities of Wayne Williams, currently the Company’s Chief Technology Officer, and an entity in which Mr. Williams previously held an interest, EngineeringPerformance, Inc., prior to November 2000, when the Company acquired EngineeringPerformance and Mr. Williams joined the Company. The complaint names as defendants, in addition to Mr. Williams, Stonegate Insurance Company LTD, a holding company owned by Mr. Williams through which he held his interest in EngineeringPerformance; EngineeringPerformance Inc. and a related company, EngineeringPerformance, LLC; and the Company and Stephen Wong, the Company’s President and Chief Executive Officer. Among other things, the complaint alleges that the defendants conspired together to deprive the plaintiff of its proprietary rights to software that the Company acquired from EngineeringPerformance, Inc., which is being used in a product currently being sold and marketed by the Company. The plaintiff is seeking damages of at least $10.0 million plus punitive damages, as well as restitution and disgorgement of certain earnings, profits, compensation, and benefits. The case has been set for trial on August 30, 2004.

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

There are no other known legal proceedings. However, the Company may, from time to time, become a party to other legal proceedings arising in the normal course of business. The Company may also be indirectly affected by administrative or court proceedings or actions in which the Company is not involved but which have general applicability to the software industry.

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

NOTE 9—Stockholders’ Equity

Convertible Preferred Stock

As of December 31, 2003 and 2002 there were 5,000,000 shares of convertible preferred stock authorized at a par value of $0.001 and no shares outstanding.

Common Stock

The common stockholders are entitled to one vote per share. At December 31, 2003 and 2002, there were 60,000,000 shares authorized at a par value of $0.001. At December 31, 2003, the Company had reserved approximately 11,700,000 shares for issuance of common stock under its 1993 Stock Option Plan and its 2000 Non-employee Directors Stock Option Plan.

Treasury Stock

In September 2001, the Company’s Board of Directors authorized an initial stock repurchase program of up to 1,000,000 shares of its common stock. In July 2002, the Board of Directors amended the stock repurchase program, allowing the Company to repurchase up to 2,000,000 shares in addition to the shares previously repurchased. Depending on market conditions and other factors, repurchases can be made from time to time in the open market and in negotiated transactions, including block transactions, and this program may be discontinued at any time. In the years ended December 31, 2003 and 2002, the Company repurchased approximately 231,000 shares at a cost of $1.2 million and 713,000 shares at a cost of $3.3 million, respectively. As of December 31, 2003, there were 1.1 million shares available for repurchase.

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

In February 2000, the Company’s Board of Directors and stockholders approved the amendment and restatement of the Plan. In June 2003, our Board of Directors amended the Plan to extend its term, to give the Company the ability to issue restricted stock and to increase the number of shares authorized for issuance by 1,000,000 shares on each of July 1, 2004, 2005, and 2006, unless the Plan is earlier terminated or superseded by another plan. These amendments became effective on November 1, 2003. A total of 11,300,000 shares of common stock are currently authorized for issuance under the Plan. As of December 31, 2003, there were 4.6 million options issued and outstanding and 482,124 options still available for issuance under the Plan.

Options under the Plan may be granted for periods of up to ten years and at prices no less than 100% of the estimated fair value of the shares on the date of grant as determined by the Board of Directors, provided, however, that the exercise price of any option granted to a 10% stockholder shall not be less than 110% of the estimated fair value of the shares on the date of grant. Options are exercisable at such times and under such conditions as determined by the Board of Directors.

Since the date of the initial public stock offering, all stock option grants made during the year were at fair market value, which is defined as the closing share price on the day prior to the option grant date.

Restricted stock awards under the Plan may be granted for periods of up to ten years and at prices no less than the par value of the shares. Stock awards are exercisable at such times and under such conditions as determined by the Board of Directors.

Amended 2000 Non-employee Directors Stock Option Plan

In February 2000, the Company’s Board of Directors and stockholders adopted the 2000 Non-employee Directors Stock Option Plan under which non-employee directors are automatically granted options to purchase shares of common stock on their election and on the date of each annual stockholders’ meeting.

In April 2003, the Company’s stockholders approved an amendment to the 2000 Non-employee Directors Stock Option Plan to increase the frequency of automatic stock option grants to non-employee directors to quarterly grants of 5,000 shares on the first regular meeting of the Board on or after the first day of each calendar quarter to each nonemployee director then in office for longer than three months and to increase the aggregate number of shares reserved for issuance under the plan by 200,000 shares.

A total of 400,000 shares of common stock have been authorized for issuance under the amended 2000 Non- employee Directors Stock Option Plan. As of December 31, 2003, 165,000 shares have been issued.

Activity under the Plans is set forth as follows (options in thousands):

	Number Of Options Outstanding	Weighted Average Exercise Price

Balances, January 1, 2001	3,944	$10.01

Options granted	1,119	$10.79

Options exercised	(214)	$4.69

Options cancelled	(398)	$24.76

Balances, December 31, 2001	4,451	$9.13

Options granted	936	$6.16

Options exercised	(458)	$1.64

Options cancelled	(510)	$18.25

Balances, December 31, 2002	4,419	$8.23

Options granted	1,161	$9.04

Options exercised	(500)	$3.85

Options cancelled	(456)	$19.67

Balances, December 31, 2003	4,624	$7.77

The following table summarizes information about stock options outstanding at December 31, 2003 (options in thousands):

	Options Outstanding			Options Exercisable

Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Outstanding	Weighted Average Exercise Price

$ 0.05–$ 0.25	1,147	5.36	$0.24	1,147	$0.24

$ 0.50–$ 4.18	722	7.75	$3.15	294	$2.23

$ 4.83–$ 7.00	1,123	8.23	$6.08	336	$5.84

$ 7.04–$12.00	826	7.49	$9.87	342	$10.84

$13.25–$43.00	806	6.88	$22.84	407	$27.02

$ 0.05–$43.00	4,624	7.08	$7.77	2,526	$6.97

At December 31, 2003, 2002, and 2001, approximately 2.5 million, 2.2 million, and 1.5 million shares were exercisable at weighted average exercise prices of $6.97, $8.05, and $6.09, respectively.

The fair value of each option grant is estimated on the date of grant using the fair value method, using the following weighted average assumptions:

Year Ended December 31,	2003	2002	2001

Risk-free interest rate	2.40%	3.31%	4.06%

Expected life	4 years	4 years	4 years

Expected dividends	$—	$—	$—

Volatility	99%	113%	101%

The weighted average per share fair value of common stock options granted during 2003, 2002, and 2001 was $6.29, $4.45, and $6.30.

Stock-based Compensation

For financial reporting purposes, the Company has determined that the estimated value of common stock determined in anticipation of the Company’s initial public offering was in excess of the exercise price, which was deemed to be the fair market value as of the dates of grant. In connection with the grants of such options, the Company recorded deferred stock-based compensation of approximately $6.8 million in 2000 and $14.2 million in 1999. Deferred stock-based compensation is being amortized over the vesting periods utilizing the multiple option method; approximately $598,000 was expensed in the year ended December 31, 2003, $2.0 million in 2002, and $4.4 million in 2001.

In December 2003, the Company issued 100,000 shares of restricted stock that vest in two equal annual installments to two key executives. The Company recorded $1.6 million in deferred stock-based compensation and will amortize this expense over the vesting period using the accelerated method. $41,000 of expense was recorded in the fourth quarter of 2003. Subsequent to year end, one of the executives who received a restricted stock grant left the Company before any of his restricted stock had vested. Accordingly, in the Company’s financial statements for the quarter ending March 31, 2004, the Company will reverse $760,000 in deferred stock-based compensation related to the unvested shares granted to that executive.

In connection with the issuance of 18,500 and 17,000 fully vested stock options to non-employees in the years ended December 31, 2003 and 2002, respectively, the Company recorded stock-based compensation expense of $63,000 and $38,000, respectively. There was no such issuance of stock options in the year ended December 31, 2001.

NOTE 11—Employee Benefit Plans

The Company sponsors a 401(k) defined contribution plan covering all employees. Under the plan, employees are permitted to contribute a portion of gross compensation not to exceed standard limitations provided by the Internal Revenue Service. The Company has not made any contributions to this plan since inception.

NOTE 12—Segment Reporting

Operating segments are components of an enterprise about which separate financial information is available and is regularly evaluated by management, namely the chief decision maker of an organization, in order to make operating and resource allocation decisions. By this definition, the Company operates in one reportable operating segment, the design, development, marketing, sales, and support of software for database and application development and management.

The Company’s wholly owned subsidiary, Embarcadero Europe Ltd., transacts all sales in Europe, the Middle East and Africa. Various distributors handle sales in regions outside Europe, the Middle East, Africa and North America. The Company’s geographic sales data is based on customer location as defined by the following regions: North America, United Kingdom and Other.

Revenues and long-lived assets by geographic region are as follows (in thousands):

Year Ended December 31	2003	2002	2001

Revenues:

North America	$40,985	$39,839	$42,650

United Kingdom	3,801	3,890	4,510

Other	7,137	5,568	4,334

Total	$51,923	$49,297	$51,494

As of December 31,	2003	2002	2001

Long lived assets:

United States	$17,797	$20,299	$23,204

United Kingdom	183	253	209

Total	$17,980	$20,552	$23,413

Quarterly Results of Operations (unaudited)

The following table sets forth the unaudited, condensed consolidated statements of operations data for the eight quarters ended December 31, 2003. This data has been derived from unaudited consolidated financial statements that have been prepared on the same basis as the audited consolidated financial statements included in this report, and, in the opinion of management, include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the information when read in conjunction with the consolidated financial statements and the related notes included in this report.

	Dec. 31, 2003	Sept. 30, 2003	June 30, 2003	Mar. 31, 2003	Dec. 31, 2002	Sept. 30, 2002	June 30, 2002	Mar. 31, 2002

Condensed Consolidated Statement of Operations Data (unaudited):

Revenues:

License	$7,519	$6,864	$6,421	$6,347	$7,226	$6,648	$6,516	$7,096

Maintenance	6,597	6,290	6,024	5,861	5,599	5,403	5,403	5,406

Total revenues	14,116	13,154	12,445	12,208	12,825	12,051	11,919	12,502

Cost of revenues:

License	241	168	105	100	180	125	155	129

Amortization of acquired technology	556	556	556	555	555	455	405	269

Maintenance	568	565	565	588	561	534	524	626

Total cost of revenues	1,365	1,289	1,226	1,243	1,296	1,114	1,084	1,024

Gross profit	12,751	11,865	11,219	10,965	11,529	10,937	10,835	11,478

Operating expenses:

Research and development	3,807	3,987	4,016	3,790	3,711	3,525	3,560	3,730

Purchased research and development	—	—	—	—	—	—	1,100	—

Sales and marketing	4,688	4,602	4,844	4,895	4,908	4,915	4,619	4,875

General and administrative	1,365	1,263	1,308	1,302	1,313	1,370	1,408	1,341
Amortization of goodwill and other intangible assets	—	—	—	—	166	385	385	385

Lease related impairment loss	—	—	—	—	160	—	—	—

Total operating expenses	9,860	9,852	10,168	9,987	10,258	10,195	11,072	10,331

Income (loss) from operations	2,891	2,013	1,051	978	1,271	742	(237)	1,147

Other income (expense), net	(36)	79	159	126	159	143	180	176

Income (loss) before income taxes and share in loss of joint venture	2,855	2,092	1,210	1,104	1,430	885	(57)	1,323

Benefit from (provision for) income taxes	(321)	(607)	(463)	(208)	(171)	(204)	58	(370)

Income before share in loss of joint venture	2,534	1,485	747	896	1,259	681	1	953

Share in loss of joint venture, net	—	—	—	—	(57)	—	(123)	(300)

Net income (loss)	$2,534	$1,485	$747	$896	$1,202	$681	$(122)	$653

Net income (loss) per share:

Basic	$0.09	$0.06	$0.03	$0.03	$0.05	$0.03	$0.00	$0.02

Diluted	$0.09	$0.05	$0.03	$0.03	$0.04	$0.02	$0.00	$0.02

Weighted average shares used in per share calculation:

Basic	26,810	26,525	26,488	26,652	26,656	27,225	27,225	27,132

Diluted	28,951	28,458	28,212	28,255	28,107	28,879	27,225	29,639

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer carried out an evaluation of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that such disclosure controls and procedures were adequate and designed to ensure that material information relating to the Company would be made known to them by others within the Company.

PART III

Item 10.	Directors and Executive Officers of the Registrant

Certain information regarding our executive officers and required under this Item is included under the heading “Executive Officers” in Part I, Item 1 of this Form 10-K.

Other information required by this Item is incorporated by reference to the information in the Company’s proxy statement for the 2004 Annual Meeting of Stockholders that we will file with the Securities and Exchange Commission on or before April 29, 2004 (the “Proxy Statement”).

Item 11.	Executive Compensation

The information required by this Item is incorporated by reference from the information in the Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

The information required by this Item is incorporated by reference from the information in the Proxy Statement.

Item 13.	Certain Relationships and Related Transactions

The information required by this Item is incorporated by reference from the information in the Proxy Statement.

Item 14.	Principal Accounting Fees and Services

The information required by this Item is incorporated by reference to the information in the Proxy Statement.

PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

The following documents are being filed as part of this report on Form 10-K:

(a)  Financial Statements

Page

Embarcadero Technologies, Inc.

Report of Independent Auditors	31

Consolidated Balance Sheets as of December 31, 2003 and 2002	32

Consolidated Statements of Operations for the years ended December 31, 2003, 2002, and 2001	33

Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2003, 2002, and 2001	34

Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002, and 2001	36

Notes to Consolidated Financial Statements	37-49

(b)  Reports on Form 8-K

On October 16, 2003, we furnished the SEC with a Current Report on Form 8-K, under Item 12 of Form 8-K, “Results of Operations and Financial Condition,” to report the issuance of a press release regarding financial results for the third quarter of 2003.

(c)  Exhibits

Exhibit Number	Description of Document

3.1(2)	Amended and Restated Certificate of Incorporation (Exhibit 3.2).

3.2(2)	Amended and Restated Bylaws (Exhibit 3.4).

4.1(2)	Specimen Common Stock Certificate.

10.1*(5)	Amended and Restated 1993 Stock Option Plan (amended June 23, 2003 to be effective November 1, 2003).

10.2*(5)	Amended and Restated 2000 Nonemployee Directors Stock Option Plan (as amended through April 17, 2003).

10.3(2)	Form of Indemnification Agreement.

10.4(2)	Office Lease between Metropolitan Life Insurance Company and Embarcadero Technologies, Inc. dated April 23, 1999, as amended.

Exhibit Number	Description of Document

10.5(2)	Lease Agreement between NewCon Software, Inc. and Embarcadero Technologies, Inc., dated as of August 1, 1999.

10.6(2)	Lease between Wallace J. Getz and Embarcadero Technologies, Inc., dated as of December 6, 1999.

10.7*(2)	Employment Offer Letter to Raj P. Sabhlok dated January 24, 2000 (Exhibit 10.8).

10.8*(2)	Employment Offer Letter to Walter F. Scott III dated December 31, 1999 (Exhibit 10.9).

10.9(3)	Lease Agreement between Burger Investments F.L.P. and Advanced Software Technologies, Inc., dated June 4, 1998 (Exhibit 10.13).

10.10(4)	Lease, dated as of November 15, 2000, between Forty-Five Fremont Associates and Embarcadero Technologies, Inc (Exhibit 10.14).

10.12	Bank Loan Agreement between Embarcadero Technologies, Inc. and Union Bank of California, dated as of July 1, 2002.

14.1	Code of Conduct.

21.1(6)	List of Subsidiaries.

23.1	Consent of PricewaterhouseCoopers LLP, independent accountants.

24.1	Power of Attorney (reference is made to the signature page).

31.1	Certification of Stephen Wong pursuant to rule 13a-14(a) of the Securities Exchange Act of 1934, as amended as adopted pursuant to Section 302 of the Sarbanes-Oxley act of 2002.

31.2	Certification of Raj Sabhlok pursuant to rule 13a-14(a) of the Securities Exchange Act of 1934, as amended as adopted pursuant to Section 302 of the Sarbanes-Oxley act of 2002.

32	Certification of Stephen Wong and Raj Sabhlok pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement.
(1)	Incorporated by reference to the corresponding or indicated exhibit to Embarcadero’s Form 8-K, as filed November 22, 2000.
(2)	Incorporated by reference to the corresponding or indicated exhibit to Embarcadero’s Registration Statement on Form S-1, as amended (File No. 333-30805) and declared effective on April 19, 2000.
(3)	Incorporated by reference to the corresponding or indicated exhibit to Embarcadero’s Registration Statement on Form S-1 (File No. 333-55730), as filed on February 15, 2001.
(4)	Incorporated by reference to the corresponding or indicated exhibit to Embarcadero’s Annual Report on Form 10-K, as filed on March 20, 2001.
(5)	Incorporated by reference to the corresponding or indicated exhibit to Embarcadero’s Quarterly Report on Form 10-Q filed August 11, 2003.
(6)	Incorporated by reference to the corresponding or indicated exhibit to Embarcadero’s Annual Report on Form 10-K, as filed on March 26, 2002.

(d)  Financial Statement Schedule

Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in San Francisco, California, on the 12th day of March 2004.

EMBARCADERO TECHNOLOGIES, INC.
By:	/s/ RAJ SABHLOK Raj Sabhlok Senior Vice President of Finance and Corporate Development

Date: March 12, 2004

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ STEPHEN R. WONG Stephen R. Wong	Chairman, President and Chief Executive Officer (Principal Executive Officer)	March 12, 2004

/s/ RAJ P. SABHLOK Raj P. Sabhlok	Senior Vice President and Chief Financial Officer	March 12, 2004

/s/ TIMOTHY C.K. CHOU Timothy C.K. Chou	Director	March 12, 2004

/s/ FRANK J. POLESTRA Frank J. Polestra	Director	March 12, 2004

/s/ Michael J. Roberts Michael J. Roberts	Director	March 12, 2004

/s/ SAMUEL T. SPADAFORA Samuel T. Spadafora	Director	March 12, 2004