Form 10-Q
period 2004-03-31
EMBARCADERO TECHNOLOGIES INC
filed 2004-05-10
CIK 1107112

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004.

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

The number of shares outstanding of the Registrant’s Common Stock as of April 30, 2004 was 27,482,494.

EMBARCADERO TECHNOLOGIES, INC.

PART I- FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

EMBARCADERO TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

(unaudited)

	March 31, 2004	December 31, 2003
ASSETS
Current Assets:
Cash and cash equivalents	$38,915	$45,066
Short-term investments	23,197	12,901
Trade accounts receivable, net	9,039	8,237
Prepaid expenses and other current assets	1,942	1,670
Deferred income taxes	465	465

Total current assets	73,558	68,339
Property and equipment, net	3,070	3,259
Goodwill	10,337	10,337
Other intangible assets, net	490	692
Deferred income taxes	3,711	3,711
Other assets	3,176	3,692

Total assets	$94,342	$90,030

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$262	$1,011
Accrued liabilities	5,200	5,098
Deferred revenue	13,862	13,219

Total current liabilities	19,324	19,328
Long-term deferred revenue	182	251
Long-term restructuring accrual	107	203

Total liabilities	19,613	19,782

Stockholders’ Equity:
Common stock at $0.001 par value	28	28
Treasury stock	(6,287)	(6,287)
Additional paid-in capital	82,069	80,145
Accumulated other comprehensive income	384	374
Deferred stock-based compensation	(1,198)	(1,519)
Accumulated deficit	(267)	(2,493)

Total stockholders’ equity	74,729	70,248

Total liabilities and stockholders’ equity	$94,342	$90,030

The accompanying notes are an integral part of these condensed consolidated financial statements.

EMBARCADERO TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2004	2003
Revenues:
License	$7,379	$6,347
Maintenance	7,046	5,861

Total revenues	14,425	12,208

Cost of revenues:
License	209	100
Amortization of acquired technology	555	555
Maintenance	622	588

Total cost of revenues	1,386	1,243

Gross profit	13,039	10,965

Operating expenses:
Research and development	3,774	3,790
Sales and marketing	5,111	4,895
General and administrative	1,213	1,302

Total operating expenses	10,098	9,987

Income from operations	2,941	978
Other income, net	151	126

Income before provision for income taxes	3,092	1,104
Provision for income taxes	(866)	(208)

Net income	$2,226	$896

Net income per share:
Basic	$0.08	$0.03

Diluted	$0.08	$0.03

Shares used in per share calculation:
Basic	27,122	26,652

Diluted	29,103	28,255

Non-cash stock-based compensation included in the above expenses:
Research and development	$—	$3
Sales and marketing	149	105
General and administrative	146	150

	$295	$258

The accompanying notes are an integral part of these condensed consolidated financial statements.

EMBARCADERO TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2004	2003
Cash Flows from Operating Activities:
Net income	$2,226	$896
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	487	535
Recovery of doubtful accounts	(24)	(47)
Amortization of capitalized software	488	370
Amortization of other intangible assets	202	202
Amortization of deferred stock-based compensation	237	258
Issuance of options in exchange for services	58	—
Changes in assets and liabilities:
Trade accounts receivable	(660)	1,218
Prepaid expenses and other assets	(344)	59
Accounts payable and accrued liabilities	(779)	(191)
Deferred revenue	523	426

Net cash provided by operating activities	2,414	3,726

Cash Flows from Investing Activities:
Purchase of investments	(10,296)	(7,236)
Maturities of investments	—	1,700
Sales of investments	—	13,267
Purchase of property and equipment	(296)	(434)
Technology acquired and developed	(15)	(105)

Net cash provided by (used in) investing activities	(10,607)	7,192

Cash Flows from Financing Activities:
Payments for repurchase of common stock	—	(1,171)
Proceeds from exercise of stock options	1,952	1

Net cash provided by (used in) financing activities	1,952	(1,170)

Effect of exchange rate changes on cash and cash equivalents	90	(27)
Net increase (decrease) in cash and cash equivalents	(6,151)	9,721
Cash and cash equivalents at the beginning of the period	45,066	15,870

Cash and cash equivalents at the end of the period	$38,915	$25,591

The accompanying notes are an integral part of these condensed consolidated financial statements.

EMBARCADERO TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1—THE COMPANY AND BASIS OF PRESENTATION

Embarcadero Technologies, Inc. (with its subsidiaries, collectively referred to as “the Company”) was incorporated in California on July 23, 1993, and reincorporated in Delaware on February 15, 2000. The Company provides software products that enable organizations to effectively manage their database infrastructure and manage the underlying data housed within that infrastructure. The Company is headquartered in San Francisco, California and has international operations in Toronto, Canada, Maidenhead, United Kingdom and Melbourne, Australia.

The Company markets its software and related maintenance services directly through telesales and field sales organizations in the United States, the United Kingdom and Australia, and indirectly through independent distributors worldwide.

The accompanying unaudited condensed consolidated financial statements reflect all adjustments, which, in the opinion of the Company, are necessary for a fair presentation of the results for the interim periods presented. All such adjustments are normal recurring adjustments. These financial statements have been prepared in accordance with generally accepted accounting principles related to interim financial statements and the applicable rules of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The balance sheet at December 31, 2003, was derived from the audited financial statements, but it does not include all disclosures required by generally accepted accounting principles.

The financial statements and related disclosures have been prepared with the presumption that users of the interim financial information have read or have access to the audited financial statements for the preceding fiscal year. Accordingly, these financial statements should be read in conjunction with the audited financial statements and the related notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, filed on March 12, 2004.

Operating results for the three months ended March 31, 2004, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2004 or for any future period. Further, the preparation of condensed consolidated financial statements requires management to make estimates and assumptions that affect the recorded amounts reported therein. A change in facts or circumstances surrounding the estimates could result in a change to the estimates and impact future operating results.

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES

Stock-Based Compensation

Pursuant to SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company accounts for employee stock options under Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and follows the disclosure-only provisions of SFAS No. 123. Under APB No. 25, compensation expense is based on the difference, if any, on the date of the grant, between the estimated fair value of the Company’s common stock and the exercise price of options to purchase that stock. For purposes of estimating the compensation cost of the Company’s option grants in accordance with SFAS No. 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. If the Company had determined its compensation cost for the Company’s stock-based compensation plan based on the fair value at the grant dates for the awards under a method prescribed by SFAS No. 123, the Company’s net income would have been changed to the pro forma net income (loss) indicated below (in thousands, except per share amounts):

	Three Months Ended March 31,
	2004	2003
	(unaudited)
Net income, as reported	$2,226	$896
Add: Employee stock-based compensation expense included in reported net income, net of tax	141	217
Less: Total employee stock-based compensation expense determined under fair value, net of tax	(669)	(774)

Pro forma net income	$1,698	$339

Basic net income:
As reported	$0.08	$0.03
Pro forma	0.06	0.01
Diluted net income:
As reported	$0.08	$0.03
Pro forma	0.06	0.01

The fair value of each option grant is estimated on the date of grant using the fair value method with the following weighted average assumptions:

	Three Months Ended March 31,
	2004	2003
Risk-free interest rate	2.40-2.65%	2.20-2.40%
Expected life	4	4
Expected dividends	$—	$—
Volatility	99%	113%

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” In general, a variable interest entity (“VIE”) is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires a VIE to be consolidated by a company if that company is subject to a majority of the risk of loss from the VIE’s activities or is entitled to receive a majority of the VIE’s residual returns or both. The consolidation requirements of FIN 46 are effective immediately for VIEs created after January 31, 2003. The consolidation requirements for older VIEs are effective for financial statements of interim or annual periods beginning after June 15, 2003. However, in October 2003, the FASB deferred the effective date of FIN 46 for older VIEs to the end of the first interim or annual period ending after December 15, 2003. Certain of the disclosure requirements are effective for all financial statements issued after January 31, 2003, regardless of when the VIE was established. Because we do not currently have any unconsolidated variable interest entities where we are the primary beneficiary, the adoption of FIN 46 did not have an impact on our financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, ”Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. SFAS No. 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. In November 2003, the FASB issued FASB Staff Position No. FASB 150-3 which deferred the measurement provisions of SFAS No. 150 indefinitely for certain mandatorily redeemable non-controlling interests that were issued before November 5, 2003. The FASB plans to reconsider implementation issues and, perhaps, classification or measurement guidance for those non-controlling interests during the deferral period. To date, the effective provisions of SFAS No. 150 did not have an impact on the Company’s results of operations, financial position or cash flows since we do not currently have any financial instruments affected by the standard. While the effective date of certain elements of SFAS No. 150 have been deferred, the adoption of SFAS No. 150 when finalized is not expected to have an impact on the Company’s financial position, results of operations or cash flows, since we do not currently have any financial instrument effected by the standard.

NOTE 3— OTHER COMPREHENSIVE INCOME

Other comprehensive income consists of unrealized gain (loss) on available-for-sale investments and foreign currency translation adjustments during the period.

The components of comprehensive income are as follows (in thousands):

	Three Months Ended March 31,
	2004	2003
	(unaudited)
Net income	$2,226	$896
Unrealized gain (loss) on available-for-sale investments	4	(112)
Foreign currency translation adjustments	6	(18)

Comprehensive income	$2,236	$766

NOTE 4—EARNINGS PER SHARE

Basic net income per share excludes the effect of the potentially dilutive securities and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted net income per share reflects the potential dilution of securities by adding dilutive stock options and shares subject to repurchase to the weighted average number of common shares outstanding for the period.

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net income per share is as follows (in thousands, except per share data):

	Three Months Ended March 31,
	2004	2003
	(unaudited)
Calculation of basic net income per share:
Net income	$2,226	$896

Weighted average common shares outstanding, net of shares subject to repurchase	27,122	26,652

Net income per share, basic	$0.08	$0.03

Calculation of diluted net income per share:
Net income	$2,226	$896

Weighted average common shares outstanding	27,122	26,652
Dilutive securities—common stock options and shares subject to repurchase awards	1,981	1,603

Weighted average common and common equivalent shares	29,103	28,255

Net income per share, diluted	$0.08	$0.03

Anti-dilutive common stock options not included in net income per share calculation	671	1,668

NOTE 5—ACCOUNTING FOR GOODWILL AND OTHER INTANGIBLE ASSETS

Between January 1, 2004 and March 31, 2004, there were no changes to the Company’s goodwill balance of $10.3 million.

Other intangible assets subject to amortization consist of purchased technology that is being amortized over a period of four years and is as follows (in thousands):

	As of March 31, 2004			As of December 31, 2003
	Gross Amount	Accumulated Amortization	Net Book Value	Gross Amount	Accumulated Amortization	Net Book value
Other intangible assets:
Purchased technology	$3,230	$2,740	$490	$3,230	$2,538	$692

The other intangible assets will be fully amortized in 2004.

NOTE 6—CAPITALIZED SOFTWARE

The Company accounts for certain software development costs, including purchased software, in accordance with SFAS No. 86, “Accounting for Costs of Computer Software to be Sold, Leased or Otherwise Marketed.” In the three months ended March 31, 2004 and 2003, the Company capitalized $15,000 and $105,000, respectively. Capitalized software development costs subject to amortization consist of technology that is being amortized over a period of 36 months. The remaining lives of the capitalized software at March 31, 2004 are between 1.5 and 2.5 years. The capitalized software development costs are as follows (in thousands):

	As of March 31, 2004			As of December 31, 2003
	Gross Amount	Accumulated Amortization	Net Book Value	Gross Amount	Accumulated Amortization	Net Book Value
Capitalized software	$6,238	$3,271	$2,967	$6,223	$2,783	$3,440

The net capitalized software costs are classified as “Other assets” on the Company’s balance sheet.

NOTE 7—LEASE RELATED IMPAIRMENT LOSS

During the three months ended September 30, 2001, the Company recorded an impairment loss of $1.5 million related to office leases in San Francisco and Boston. During the three months ended December 31, 2002, the Company revised its estimates of sublease income based on declines in the office rental rates in San Francisco, which impacted the expected rates at which the Company could sublease its excess office space. As a result of this revision in expected sublease income, the Company increased its accrual for impairment loss by $160,000 in 2002. Rent is payable through June 2004 for the San Francisco office leases and through October 2007 for the Boston office lease.

A summary of the restructuring accrual is as follows (in thousands):

	Facility leases, net of sublease Income	Write down of leasehold improvements	Other expenses	Total
Lease related impairment loss recognized	$1,043	$343	$104	$1,490
Non-cash expenses	—	(343)	—	(343)
Increase in lease related accrual	160	—	—	160
Net cash payments	(790)	—	(104)	(894)

Accrual as of December 31, 2003	$413	$—	$—	$413
Net cash payments in 2004	(96)	—	—	(96)

Accrual as of March 31, 2004	$317	$—	$—	$317

As of March 31, 2004 and December 31, 2003, the restructuring accrual included long-term portions of $107,000 and $203,000, respectively.

NOTE 8—TREASURY STOCK

In September 2001, the Company’s Board of Directors authorized an initial stock repurchase program of up to 1,000,000 shares of its common stock. In July 2002, the Board of Directors amended the stock repurchase program, allowing the Company to repurchase up to 2,230,000 shares. Depending on market conditions and other factors, repurchases can be made from time to time in the open market and in negotiated transactions, including block transactions, and this program may be discontinued at any time. In the three months ended March 31, 2004 and 2003, the Company repurchased no shares and approximately 230,000 shares at a cost of approximately $1.2 million, respectively. The plan does not have an expiration date.

The following table reflects the shares repurchased since the inception of the plan (in thousands, except average cost):

	Number of shares	Cost of repurchase	Average cost
Initial repurchase program authorized in September 2001	1,000
Increase in repurchase program authorized in July 2002	1,230

Total authorized for repurchase	2,230

Shares repurchased in 2001	218	$1,781	$8.17
Shares repurchased in 2002	713	3,335	4.68
Shares repurchased in 2003	231	1,171	5.09

Total shares repurchased	1,162	$6,287	$5.41

Remaining shares available for repurchase at March 31, 2004	1,068

NOTE 9—SEGMENT AND GEOGRAPHIC REPORTING

Operating segments are components of a business enterprise that its chief operating decision maker applies his decisions to allocate the resources to its different segments and to make assessments on their performances. By this definition, Embarcadero operates only in one reportable operating segment; the design, development, marketing, sales and support of software for database and application development and management.

The Company’s geographic sales data is based on customer location as defined by the following regions: North America, United Kingdom and Other. The Company’s wholly owned subsidiary, Embarcadero Europe Ltd., transacts all sales in Europe, the Middle East, Australia and Africa. Various distributors handle sales in regions outside Europe, the Middle East, Australia, Africa and North America.

Revenues and long-lived assets by geographic regions are as follows (in thousands):

	Three Months Ended March 31,
Geographic Region	2004	2003
	(unaudited)
Revenues:
North America	$11,175	$9,700
United Kingdom	1,161	883
Other	2,089	1,625

Total	$14,425	$12,208

	As of March 31, 2004	As of March 31, 2003
	(unaudited)
Long lived assets:
North America	$6,558	$9,430
United Kingdom	178	221

Total	$6,736	$9,651

NOTE 10—COMMITMENTS AND CONTINGENCIES

Bank Credit Facility

In June 2003, the Company renewed its $3.0 million revolving credit facility with a bank. The credit facility bears interest at the prime rate and expires on June 30, 2004. This facility requires that the Company maintain various quarterly financial covenants including covenants related to tangible net worth, total liabilities and profitability. At March 31, 2004, the Company was in compliance with all covenants and had no amounts outstanding under this credit facility.

In April 2004, the Company amended its revolving line of credit facility to incorporate the availability of one or more irrevocable stand-by letters of credit for an amount up to $500,000. The Company issued a letter of credit for approximately $120,000 in relation to a lease it executed in April 2004.

Leases

The Company leases office space and equipment under non-cancelable operating lease agreements that expire at various dates through the first quarter of 2009. The Company recognizes rent expense on a straight-line basis over the lease period and has accrued for rent expense incurred but not paid. Some of the lease agreements have renewal options ranging from one to five years. In April 2004, the Company announced a restructuring plan. As part of that plan, we entered in to a new five-year lease commitment and subleased the remainder of our long-term San Francisco office leases. The lease and subleases were executed subsequent to March 31, 2004. However, we have included the net future minimum lease payments related to them in the table below (in thousands):

Year Ending December 31,	Operating Leases
Remainder of 2004	$1,443
2005	2,074
2006	1,926
2007	1,835
Thereafter	1,364

Total minimum lease payments	$8,642

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

In February 2004, Embarcadero, along with Mr. Wong, EngineeringPerformance Inc., and EngineeringPerformance, LLC, filed an amended cross-complaint against The Client Server Factory for fraud, negligent misrepresentation and violation of California’s unfair competition law. These claims relate to contracts between Embarcadero and EngineeringPerformance, LLC, and, respectfully, Client Server Factory and its then U.S. sales office. The cross-complaint seeks restitution, an unspecified amount of compensatory damages, and punitive damages. The trial on the Client Server Factory’s claims and the cross-complaint is scheduled to start August 30, 2004.

While we believe that the Company’s defenses to the claims of The Client Server Factory Inc. are meritorious and the Company intends to defend itself vigorously, no estimate can be made of the possible loss or possible range of loss associated with the resolution of this contingency and accordingly, the Company has not recorded a liability. As the litigation is at an early stage and is uncertain, the Company is unable to predict an outcome at this time and an unfavorable outcome may have a material adverse effect on its financial position, results of operations and cash flow.

There are no other known legal proceedings. However, from time to time, we may become a party to other legal proceedings arising in the normal course of business. We may also be indirectly affected by administrative or court proceedings or actions in which we are not involved but which have general applicability to the software industry. Although occasional adverse opinions or settlements may occur, we believe that the final disposition of such matters will not have a material adverse effect on our financial position or results of operations

NOTE 11— SUBSEQUENT EVENTS

In April 2004, the Company entered into a non-cancelable five-year operating lease agreement for its headquarters in San Francisco, California. The objective of this lease agreement was to consolidate excess office facilities in San Francisco, California and improve our operating efficiencies. In conjunction with the execution of the new lease, the Company subleased its other San Francisco long-term lease contract. As a result, in April 2004, the Company announced its intention to record a restructuring and impairment charge between $4.4 and $4.6 million primarily related to the consolidation of its excess office space in San Francisco.

In April 2004, the Company amended its revolving line of credit facility to incorporate the availability of one or more irrevocable stand-by letters of credit for an amount up to $500,000. The Company issued a letter of credit for approximately $120,000 in relation to a lease it executed in April 2004.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes included in this Form 10-Q, and with our management’s discussion and analysis included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, filed on March 12, 2004.

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

Overview

We provide data management solutions that help organizations cost-effectively build, optimize, test, and manage their critical data, database, and application infrastructures. We earn revenues from the world-wide sale of these software solutions and related maintenance and support services to corporations, government agencies, educational institutions, and other entities. Information technology (IT) budgets, as well as macroeconomic conditions, affect demand for our products. In addition, our sales are impacted by competitive conditions, market acceptance of our product offerings, and our ability to execute our sales plans successfully. We have historically derived a significant percentage of our revenues from our DBArtisan product line. This product line is expected to continue to account for a significant portion of our net revenues for the foreseeable future. As a result of this revenue concentration, our business could be harmed by a decline in demand for this product or its related product line.

Our products support the most widely used database and OS platforms, including Oracle, Microsoft SQL Server, IBM DB2 Universal Database, and Sybase, running in Unix, Windows NT, and Linux environments.

Our key products and their functionality are summarized below:

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

In 2001, 2002, and the first half of 2003, global economic conditions had a negative impact on IT spending and affected sales of our products. However, we saw an improvement in license sales in the second half of 2003 as customers seemed more willing to spend money to bolster their IT infrastructures. In the first quarter of 2004, we noticed some improvements on the fundamentals of our market. Based on these trends, we are cautiously optimistic for IT spending to accelerate during the remainder of 2004. Stronger IT spending in the first quarter of 2004 and a broader product offering, increased our total revenues to $14.4 million for the three months ended March 31, 2004, as compared to $12.2 million for the corresponding period in 2003.

Most of our operating expenses are related to personnel and related overhead costs, facilities, outside research and development contractors, and legal and other professional service costs. Over the past 12 months, we reduced headcounts by over 10%, and concentrated on controlling operating costs, as we believed that we could gain efficiencies in our operations. Total operating expenses were relatively unchanged at $10.1 million for the three months ended March 31, 2004, as compared to $10.0 million for the corresponding period in 2003, while total revenues increased over 18% for the same period.

Our license and maintenance revenues, results of operations, cash flows from operations, and financial condition could be adversely affected in future periods by a renewed downturn in global economic conditions, increased competitive pressures and our own inability to execute on our sales plans.

Sources of Revenue and Revenue Recognition Policy

Revenues are primarily derived from software license fees and related maintenance and support contracts. Revenues from software license fees are recognized upon shipment, when terms of the contracts are F.O.B. shipping point, provided that evidence of an arrangement exists, the fee is fixed or determinable and collection of the resulting receivable is probable. Maintenance and support contracts generally cover a one-year term and are paid for in advance. Revenues from maintenance and support contracts are recognized ratably over the term of the contract. License revenues include the nominal shipping and handling charges associated with most of the license orders. The actual shipping costs that we incur are included in the cost of revenue.

We use a purchase order, license agreement, or pre-payment via check, wire and credit card to substantiate an arrangement.

For arrangements with multiple obligations (e.g., undelivered maintenance and support contracts and consulting and training services bundled with licenses), we allocate revenues to the delivered elements of the arrangement using the residual value method based on the vendor specific objective evidence (VSOE) for the undelivered items. The VSOE for maintenance and support obligations is based upon prices paid by the customers for the separate renewal of such services. VSOE for other services, primarily consulting and training services, is based upon separate sales of such services.

We typically grant customers net thirty payment terms, but some payments are collected in advance via check, wire or credit card upon receipt of an order.

Products may be sold through resellers and distributors in the United States and certain international markets. Revenues from software license fees and maintenance contracts sold through resellers or distributors are recognized on the sell-through basis. Distributors purchase products to fulfill specific customer orders and generally do not hold inventory of our products.

The Company also enters into arrangements with Original Equipment Manufacturers (“OEM”) that provide for license fees based on inclusion of the Company’s products in their OEM products. These arrangements often provide for non-refundable and upfront minimum royalty payments that are recognized either immediately or on a sell-

through basis when due, assuming all other revenue recognition criteria are met. The OEM arrangements usually include maintenance and support contracts. The Company allocates revenues to the delivered elements of the arrangements using the residual value method based on the VSOE for undelivered items.

We sell our software and related maintenance services directly through our telesales and field sales organizations in the United States, the United Kingdom and Australia; and indirectly through our distribution partners worldwide. We intend to continue to expand our international sales activities in an effort to increase revenues from foreign sales.

Critical Accounting Policies

There have been no material changes to our critical accounting policies and estimates as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2003 filed with the Securities and Exchange Commission on March 12, 2004.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentage relationship of certain items from the Company’s condensed consolidated statements of operations to total revenues:

	Three Months Ended March 31,
	2004	2003
Revenues:
License	51.2%	52.0%
Maintenance	48.8	48.0

Total revenues	100.0	100.0
Cost of revenues:
License	1.4	0.8
Amortization of acquired technology	3.8	4.6
Maintenance	4.4	4.8

Total cost of revenues	9.6	10.2

Gross profit	90.4	89.8

Operating expenses:
Research and development	26.2	31.0
Sales and marketing	35.4	40.1
General and administrative	8.4	10.7

Total operating expenses	70.0	81.8

Income from operations	20.4	8.0
Other income, net	1.0	1.0

Income before provision for income taxes	21.4	9.0
Provision for income taxes	(6.0)	(1.7)

Net Income	15.4	7.3

Total Revenues. Total revenues were $14.4 million for the three months ended March 31, 2004, an increase of 18.2% over the $12.2 million reported for the comparable period in 2003.

	Three Months Ended March 31,		Percentage Change
	2004	2003
	(in thousands) (unaudited)
Revenues:
License	$7,379	$6,347	16.3%
Maintenance	7,046	5,861	20.2%

Total Revenue	$14,425	$12,208	18.2%

License. License revenues were $7.4 million for the three months ended March 31, 2004, representing a 16.3% increase over the $6.3 million reported for the comparable period in 2003. The increase in license revenues was due to improvement in the sales pipeline and better sales closure rates, as well as customer adoption of new products and product bundles. In addition, we received a benefit of approximately $250,000 as a result of the devaluation of the U.S. Dollar relative to the British Pound. Future license revenues cannot be predicted and will vary based on IT spending patterns, demand for DBArtisan and our other existing products, acceptance of our new products, changes in product pricing, competitive conditions and other related factors.

Maintenance. Maintenance revenues were $7.0 million for the three months ended March 31, 2004, representing a 20.2% increase over the $5.9 million reported for the comparable period in 2003. The increase in maintenance revenues was due two central factors: new licenses sold and renewals of existing maintenance and support contracts. In addition, we received a benefit of approximately $140,000, as a result of the devaluation of the U.S. Dollar relative to the British Pound. Future license revenues cannot be predicted and will vary based on the factors that we discussed above. Our maintenance and support renewal rates, however, have historically been consistent, and we expect them to remain at the current level in the near future. Therefore, we expect maintenance revenues to grow slightly as a function of new license sales as well as renewal of the maintenance and support contracts based on historical patterns.

Cost of Revenues

License. Cost of license revenues consists primarily of amortization of internally developed and capitalized software development costs, royalties, credit card processing fees and product media and packaging. Cost of license revenues was $209,000 for the three months ended March 31, 2004, or 2.8% of license revenues, as compared to $100,000, or 1.6% of license revenues, for the comparable period in 2003. The increase in absolute dollars for the three months ended March 31, 2004, from the comparable period in 2003, was primarily due to an increase in amortization of internally developed and capitalized software of approximately $120,000 relating to a product that was released in the third quarter of 2003. This increase, however, was somewhat offset by a decrease in product media, packaging costs and credit card processing fees of approximately $30,000 due to a slightly lower volume of transactions in the current quarter. Cost of license revenues as a percentage of license revenues may vary in the future depending upon the mix of internally developed versus purchased or licensed products and the volume and mix of the completed license transactions. At March 31, 2004, the net book value of our internally developed and capitalized software is approximately $1.4 million and has a remaining life of approximately 2.5 years.

Amortization of acquired technology. This amortization relates to licensed technologies acquired from third parties that were deemed to have reached technological feasibility at the date of acquisition and therefore capitalized. The amortization of acquired technology was $555,000 for each of the three months ended March 31, 2004 and 2003. The costs of the amortization of acquired technology may vary in the future depending on the mix of internally developed versus acquired products. At March 31, 2004, the net book values of our acquired technology are approximately $2.1 million and have remaining lives between 6 and 18 months.

Maintenance. Cost of maintenance revenues consists primarily of customer support personnel and related expenses, including payroll, employee benefits and allocated overhead. Cost of maintenance revenues was $622,000 for the three months ended March 31, 2004, or 8.8% of maintenance revenues, as compared to $588,000, or 10.0% of maintenance revenues, for the comparable period in 2003. The increase in absolute dollars for the three months ended March 31, 2004, from the comparable period in 2003, was primarily due to one additional headcount and an increase in other operating expenditures in our U.K. subsidiary, as well as an unfavorable foreign currency exchange rate fluctuations for a total of $48,000. This increase, however, was partially offset by lower salary expenditures of $13,000 in the U.S. We expect to hire additional personnel to support our expanding product line and customer base. When we hire such personnel, we expect the cost of maintenance revenues to increase in absolute dollars and potentially to increase as a percentage of maintenance revenues if we hire the additional personnel in advance of an increase in the related revenue.

Operating Expenses

Research and Development. Research and development expenses consist primarily of personnel and related expenses, including payroll and employee benefits, expenses for facilities and payments made to outside software development contractors. Research and development expenses were $3.8 million, or 26.2% of revenues, for the three months ended March 31, 2004, and $3.8 million, or 31.0% of revenues, for the comparable period in 2003. The research and development expenditures remained unchanged in absolute dollars for the three months ended March 31, 2004, from the comparable period in 2003. There was, however, a shift in wage related expenses from our U.S. operations to our Canadian subsidiary. Throughout 2003, we focused on strengthening our Canadian research and development group. We also reduced the number of outside consultants. We anticipate that we will continue to invest significant resources into research and development activities in order to develop new products, advance the technology in our existing products and to develop new business opportunities.

Sales and Marketing. Sales and marketing expenses consist primarily of personnel and related expenses, commissions earned by sales personnel, non-cash stock-based compensation, trade shows, travel and other marketing communication costs, such as advertising and other marketing programs. Sales and marketing expenses were $5.1 million for the three months ended March 31, 2004, or 35.4% of revenues, and $4.9 million or 40.1% of revenues, for the comparable period in 2003. The increase in absolute dollars of sales and marketing expenditures for the three months ended March 31, 2004, from the comparable period in 2003, was mainly due to unfavorable foreign currency exchange rate fluctuations of approximately $140,000. The increase was also due to the cost of expansion of our Australian subsidiary, where we added three employees, which increased the operating costs of the Australian subsidiary by approximately $50,000. We expect to continue investing in the sales and marketing of our new products as we launch and sell our new products, develop market opportunities and promote our competitive position. Accordingly, we expect sales and marketing expenses to continue to constitute a significant portion of our overall spending in the near future.

General and Administrative. General and administrative expenses consist primarily of personnel and related expenses, general operating expenses and non-cash stock-based compensation. General and administrative expenses were $1.2 million, or 8.4% of revenues, for the three months ended March 31, 2004 and were $1.3 million, or 10.7% of revenues, for the comparable period in 2003. The decreases in absolute dollars and as a percentage of revenues were primarily due to a $90,000 decline in wage related costs related to a reduction in headcount of three, as well as an $80,000 reduction in professional services. This decline, however, was partially offset by an increase of $80,000 in the U.K., mainly due to unfavorable foreign currency exchange rate fluctuations. We anticipate that general and administrative expenses to increase in the near future as we continue to incur costs to comply with the additional rules and regulations promulgated by the SEC and the Nasdaq National Market. These increased costs include the hiring of additional personnel, as well as costs related to outside legal, accounting and advisory services.

Provision for Income Taxes. Under SFAS No. 109, Accounting for Income Taxes (“SFAS No. 109”), deferred assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse. SFAS No. 109 provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Provisions for income taxes were $866,000 and $208,000 for the three months ended March 31, 2004 and 2003, respectively. The estimated effective tax rates for the three months ended March 31, 2004 and 2003, were approximately 28% and 19%, respectively. The increase in the effective tax rate is primarily due to a projected reduction in available research and development tax credits.

We expect the effective tax rate to decline in the second quarter of 2004 upon recognition of the anticipated $4.4 to $4.6 million restructuring and impairment charge that we announced in April 2004. Current accounting pronouncements require that the tax impact of a “distinct event” be recognized in the same quarter as the event. We expect, however, for the effective tax rate to normalize in the quarters subsequent to the second quarter.

The exercise of stock options typically creates disqualifying dispositions which benefits the overall corporate tax rate. It is impossible to forecast the exercise of our outstanding common stock options or the disqualifying dispositions associated with them. The benefits received from the disqualifying dispositions can only be considered in calculating a Company’s tax rate in the period in which they are realized. In the past, our effective tax rate has declined due to occurrence of such disqualifying dispositions.

We will continue to evaluate our ability to realize deferred tax assets on a quarterly basis. Significant management judgment is required in determining our provision for income taxes and our deferred tax assets and liabilities. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to adjust the effective rate for the current year.

RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” In general, a variable interest entity (“VIE”) is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires a VIE to be consolidated by a company if that company is subject to a majority of the risk of loss from the VIE’s activities or is entitled to receive a majority of the VIE’s residual returns or both. The consolidation requirements of FIN 46 are effective immediately for VIEs created after January 31, 2003. The consolidation requirements for older VIEs are effective for financial statements of interim or annual periods beginning after June 15, 2003. However, in October 2003, the FASB deferred the effective date of FIN 46 for older VIEs to the end of the first interim or annual period ending after December 15, 2003. Certain of the disclosure requirements are effective for all financial statements issued after January 31, 2003, regardless of when the VIE was established. Because we do not currently have any unconsolidated variable interest entities, the adoption of FIN 46 did not have an impact on our financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, ”Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. SFAS No. 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. In November 2003, the FASB issued FASB Staff Position No. FASB 150-3 which deferred the measurement provisions of SFAS No. 150 indefinitely for certain mandatorily redeemable non-controlling interests that were issued before November 5, 2003. The FASB plans to reconsider implementation issues and, perhaps, classification or measurement guidance for those non-controlling interests during the deferral period. To date, the effective provisions of SFAS No. 150 did not have impact on the Company’s results of operations, financial position or cash flows since we do not currently have any financial instruments affected by the standard. While the effective date of certain elements of SFAS No. 150 have been deferred, the adoption of SFAS No. 150 when finalized is not expected to have an impact on the Company’s financial position, results of operations or cash flows.

LIQUIDITY AND CAPITAL RESOURCES

We have funded our business to date from cash generated by our operations and financings. In April 2000, we completed our initial public offering of common stock, generating net proceeds to us of approximately $43.0 million. As of March 31, 2004, we had cash, cash equivalents and short-term investments of $62.1 million.

Net cash provided by operating activities was $2.4 million and $3.7 million for the three months ended March 31, 2004 and 2003, respectively. The $1.3 million decline was primarily due to an increase of $1.9 million in accounts receivable and $400,000 in prepaid assets, as well as a decline of approximately $600,000 in accounts payable and accrued liabilities. These changes were partially offset by an increase of $1.3 million in net income and deferred revenue of approximately $100,000, as well as an increase in non-cash items of approximately $110,000 for the three months ended March 31, 2004, from the comparable period in 2003. The non-cash items include depreciation and amortization of property and equipment and intangible assets as well as amortization of deferred stock-based compensation and options issued in exchange for services. These non-cash items may increase or decrease and, as a result, positively or negatively impact our future operating results, but they will not have a corresponding impact on our cash flows.

Our primary source of operating cash flows is the collection of accounts receivable from our customers. We measure the effectiveness of our collections efforts by an analysis of accounts receivable daily sales outstanding (DSO). Collection of accounts receivable and related DSO will fluctuate in future periods due to the timing and amount of our future revenues and the effectiveness of our collection efforts. In the future, collections could fluctuate depending on the payment terms we extend to our customers, which historically is net thirty days.

In addition, our operating cash flows may be impacted in the future by the timing of payments to our vendors for accounts payable. We typically pay our vendors and service providers in accordance with their invoice terms and conditions. The timing of cash payments in future periods will be impacted by the nature of accounts payable arrangements and management’s assessment of our cash inflows.

For the three months ended March 31, 2004, cash was used in investing activities was ($10.6) million due primarily to the acquisition of ($10.3) million of available for sale short-term investments. For the three months ended March 31, 2003, cash provided by investing activities was $7.2 million due primarily to proceeds from the net maturities and sales of short-term investments of $7.7 million. To a lesser extent for the three months ended March 31, 2004 and 2003, respectively, we used cash of ($296,000) and ($434,000) to acquire property and equipment. We invest in available for sale short-term investments to maximize our investment yields. We expect to continue to acquire these investments in the future and receive proceeds from them as they mature or are sold.

In the second quarter of 2004, we anticipate an increase in capital expenditures of approximately $1 million for the build out of our tenant improvements related to the lease we signed in April 2004. We plan to finance these costs with cash from operations, or if advantageous, with capital lease financing. Our capital expenditures should normalize for the third and fourth quarters of 2004.

Net cash provided by (used in) by financing activities were $2.0 million and ($1.2 million) for the three months ended March 31, 2004 and 2003, respectively. For the three months ended March 31, 2004 and 2003, the proceeds from exercise of stock options were $2.0 million and $1,000, respectively. For the three months ended March 31, 2003, net cash used in financing activities of ($1.2) million was for the repurchase of common stock pursuant to a plan approved by our Board of Directors in September 2001 and amended in July 2002. We did not repurchase any of our common stock under this program during the three months ended March 31, 2004.

Our future liquidity and capital resources could be impacted by the exercise of outstanding common stock options and cash proceeds upon exercise of these securities and securities reserved for future issuance under our stock option plans. However, the amount is indeterminable at this time.

In June 2003, we renewed our $3.0 million revolving credit facility with a bank. The credit facility bears interest at the prime rate and expires on June 30, 2004. This facility requires that we maintain various quarterly financial covenants, including covenants related to tangible net worth, total liabilities and profitability. At March 31, 2004, we were in compliance with all covenants and had no amounts outstanding under this credit facility. We currently have no plans to borrow any amounts under this credit facility. In April 2004, we amended our revolving line of credit facility to incorporate one or more irrevocable stand-by letters of credit for a total amount not to exceed $500,000.

We had net deferred tax assets totaling $4.2 million at March 31, 2004. We believe that these assets will be realizable in the future. In addition, at December 31, 2003, we had federal and state net operating loss carry forwards (“NOLs”) of approximately $5.7 million and $7.1 million, respectively. These NOLs can be carried forward to offset future taxable income, if any. Our federal and state net operating loss carry forwards expire in 2006 through 2021, if not utilized. Pursuant to the provisions of Section 382 of the Internal Revenue Code, the amount of benefits from NOLs available to the Company is limited. At December 31, 2003, we had federal and state research and development credits of approximately $2.3 million and $800,000, respectively.

The federal credits expire in 2020 through 2023.

Our only contractual obligations consisted of facility lease commitments and operating leases for office equipment. In April 2004, the Company announced a restructuring plan. As a part of that plan, we entered into a new five-year lease commitment and subleased the remainder of our long-term San Francisco office leases. The lease and subleases were executed subsequent to March 31, 2004. However, we have included the net future minimum lease payments related to them in the table below (in thousands):

Year Ending December 31,	Operating Leases
Remainder of 2004	$1,443
2005	2,074
2006	1,926
2007	1,835
Thereafter	1,364

Total minimum lease payments	$8,642

We believe that our existing cash, cash equivalents, short-term investments and cash generated from operations will be sufficient to finance our operations through at least the next 12 to 18 months. If we fail to generate cash flow from operations in the future due to an unexpected decline in revenues or due to a sustained increase in cash expenditures in excess of revenues generated, our cash balances may not be sufficient to fund continuing operations without obtaining additional financing. If additional financing is needed, there can be no assurance that such financing will be available to us on reasonable business terms, or at all.

Factors That May Affect Future Results

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

Our operating results have fluctuated from quarter to quarter. We believe that quarter-to-quarter comparisons of our historical results of operations are not indicative of our future performance. Our revenues and operating results may continue to vary significantly from quarter to quarter due to a number of factors, including the factors discussed below under the captions:

•	“Our operating results would be harmed if the recovery in information technology spending does not continue;”

•	“If we are not able to enhance our existing products to adapt to rapid technological change, or we introduce new products that do not achieve market acceptance, our revenues and earnings may suffer and we may experience loss of market share;”

•	“Large sales of our products and maintenance involve a lengthy sales cycle, which could cause delays in recognizing revenue or the failure to obtain revenue;”

•	“Our high fixed operating expenses might adversely affect our profitability if future revenue expectations are not met;”

•	“We may have future non-recurring charges in the event of goodwill impairment;”

•	“We may be required to change our revenue recognition policies based on changing implementation guidelines and interpretations, which could cause our revenues and operating results to fluctuate unexpectedly;”

•	“If our products do not perform as expected, we may lose customers, our costs will increase and revenues may be delayed or lost;” and

•	“Acquisitions of companies or technologies may result in disruptions to our business.”

Seasonal variations in orders for our products also contribute to fluctuations in our quarterly operating results. These fluctuations are likely to cause corresponding volatility in our stock price, particularly if our operating results vary from analysts’ expectations.

If sales of DBArtisan fall, our revenues and income may decline.

A significant portion of our revenues is derived from sales of our DBArtisan product family. In each of the last three years, and in the quarter ended March 31, 2004, sales from our DBArtisan product family accounted for over one-third to one-half of our license revenues. We expect that sales of DBArtisan will continue to represent a substantial portion of our license revenues for the foreseeable future. In addition, many of our customers initiate a relationship with us by purchasing DBArtisan. If demand for DBArtisan declines due to competition, technological change or other factors, our revenues and income may decline significantly.

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

Our operating results would be harmed if the recovery of information technology spending does not continue.

The markets into which we sell our products are cyclical and are subject to general economic conditions. The information technology appears to have recovered in recent months as the general economic conditions have improved. However, economic conditions remain uncertain and the recovery may not be sustained. Any renewed slowdowns in the database market or in general economic conditions would likely result in a reduction in demand for our products and our results of operations would be harmed.

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

The market for our products is characterized by rapid technological change, frequent product introductions and enhancements, uncertain product lifecycles, and changes in customer demands and industry standards. Our success depends on our ability to continue to:

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

Increased costs associated with corporate governance compliance may significantly impact the results of our operations.

Changing laws, regulations and standards relating to corporate governance, public disclosure and compliance practices, including the Sarbanes-Oxley Act of 2002, new SEC regulations and Nasdaq National Market rules, are creating uncertainty for companies such as ours in understanding and complying with these laws, regulations and standards. As a result of this uncertainty and other factors, devoting the necessary resources to comply with evolving corporate governance and public disclosure standards may result in increased general and administrative expenses and a diversion of management time and attention to compliance activities. We also expect these developments to increase our legal compliance and financial reporting costs. In addition, these developments may make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain such a coverage. Moreover, we may not be able to comply with these new rules and regulations on a timely basis.

These developments could make it more difficult for us and retain qualified members of our board of directors, or qualified executive officers. We are presently evaluating and monitoring regulatory developments and cannot estimate the timing and magnitude of additional costs we may incur as a result. To the extent these costs are significant, our general and administrative expenses are likely to increase.

We may have future non-recurring charges in the event of goodwill impairment.

We adopted SFAS No. 142 on January 1, 2002, and, as a result, we have ceased to amortize goodwill. Going forward, we will be required to test our goodwill for impairment on an annual basis or in the event of a significant change in our business. We performed an impairment test in September 2003 and determined that, at that time, there had been no impairment to goodwill. At March 31, 2004, our goodwill balance totaled $10.3 million. In the future, if we determine that this goodwill has been impaired, we will be required to take a non-recurring charge to write down this asset, which would adversely affect our earnings and book value.

We may be required to change our revenue recognition policies based on changing implementation guidelines and interpretations, which may cause our revenues and operating results to fluctuate unexpectedly.

In recent years, software revenue recognition rules have been under heavy review and interpretation by various accounting authoritative and regulatory bodies, including the American Institute for Certified Public Accountants and the Financial Accounting Standards Board. These reviews and interpretations have resulted in significant changes in the practices and standards for recognizing revenues in software companies. There could be further changes in these standards. We may have to change our methods of revenue recognition to comply with new standards, and any such change could cause deferment of revenues recognized in current periods to subsequent periods or accelerated recognition of deferred revenue to current periods, such changes might cause shortfalls in meeting securities analysts’ and investors’ expectations in any period. Any such shortfalls could have an adverse impact on our stock price.

The expansion of our international operations exposes us to risks.

We expect to continue to expand our international sales and research and development operations. As a result, we could face a number of risks from our expanding international operations:

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

Further, if a single database platform were to gain a considerably larger share of the database market than other database platforms, we would lose our multi-platform competitive advantage and our sales would suffer. Many of our competitors have longer operating histories, substantially greater financial, technical, marketing and other resources, and greater name recognition than we do. They also may be able to respond more quickly than we can to changes in technology or customer requirements. Competition could seriously impede our ability to sell additional products on acceptable terms. Our competitors may pursue the following actions:

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

Our success depends on the continued service of our executive officers and other key administrative, sales and marketing, research and development, and support personnel. None of our executive officers or key employees is bound by an employment agreement for any specific term and we do not maintain any key person life insurance policies. Our vice president of sales resigned in January 2004, and it may take us some time to find a qualified person to replace him. Additionally, we may miss sales targets in the interim if our sales cycle is disrupted. If we lose the services of any of our other executive officers or key employees, or if one or more of them decide to join a competitor or otherwise compete directly or indirectly with us, our ability to manage our business effectively could be harmed.

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

In addition, acquisitions may subject us to unanticipated liabilities or risks, including litigation and the costs and uncertainties related to legal proceedings. For example, we are currently a defendant in litigation related to our acquisition of EngineeringPerformance, Inc, in November 2000. As the litigation is at an early stage and is uncertain, we are unable to predict an outcome at this time. As the alleged damages and related claims against the company are considerable, an unfavorable outcome would have a material adverse effect on our financial position, results of operations and cash flow.

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

Our executive officers and directors, in the aggregate, beneficially held 21.5% of our outstanding common stock as of March 31, 2004. In addition, despite their sales of our common stock over the past year, some of our founders who are no longer associated with us continue to hold a significant amount of our common stock. These groups of stockholders can significantly influence all matters requiring approval by our stockholders, including the approval of equity compensation plans, the election of directors and the approval of mergers, or other business combination transactions.

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

Interest Rate Risk

Our exposure to market risk for changes in interest rates primarily relates to our investment portfolio, which at March 31, 2004 included fixed-income securities with a fair value of approximately $27.2 million. The values of these securities are likely to decline if interest rates increase. However, due to the short maturities of our investments, an immediate 10 percent change in interest rates is not expected to have a material effect on our near-term financial condition or results of operations.

Foreign Exchange Risk

Our operations are conducted primarily in the United States and are denominated in United States dollars. A small and potentially growing portion of our sales originate through our European subsidiary and are denominated in Pounds Sterling. From time to time, we enter into forward exchange contracts to hedge against fluctuations in the Pound Sterling relative to the U.S. Dollar. Gains and losses on these contracts are generally recognized in the consolidated statement of operations at the time that the related transactions being hedged are recognized. Because the effect of movements in currency exchange rates on forward exchange contracts generally offset the related effect on the underlying items being hedged, use of these instruments is not expected to subject us to risks that would otherwise result from changes in currency exchange rates. We do not use derivative financial instruments for trading or speculative purposes. We did not use derivative financial instruments in the three months ended March 31, 2004 and 2003.

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

(b) Reports on Form 8-K:

On April 20, 2004, we furnished the SEC with a Current Report on Form 8-K under Item 12 to report the issuance of a press release regarding financial results for the first quarter of 2004.

ITEM 10.	MATERIAL CONTRACTS

10.1	Lease agreement for 100 California Street between WB 100 California, LLC and Embarcadero Technologies, Inc.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EMBARCADERO TECHNOLOGIES, INC.

By:	/s/ RAJ SABHLOK

Raj Sabhlok Chief Financial Officer and Senior Vice President of Corporate Development

Date:  May 7, 2004