Form 10-Q
period 2004-06-30
EMBARCADERO TECHNOLOGIES INC
filed 2004-08-09
CIK 1107112

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 000-30293

EMBARCADERO TECHNOLOGIES, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	68-0310015
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 CALIFORNIA STREET, SUITE 1200

SAN FRANCISCO, CA 94111

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

The number of shares outstanding of the Registrant’s Common Stock as of July 31, 2004 was 27,512,533.

EMBARCADERO TECHNOLOGIES, INC.

PART I- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EMBARCADERO TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

(unaudited)

	June 30, 2004	December 31, 2003
ASSETS
Current Assets:
Cash and cash equivalents	$51,152	$45,066
Short-term investments	14,592	12,901
Trade accounts receivable, net	8,135	8,237
Prepaid expenses and other current assets	2,026	1,670
Deferred income taxes	465	465

Total current assets	76,370	68,339

Property and equipment, net	3,132	3,259
Goodwill	10,337	10,337
Other intangible assets, net	288	692
Deferred income taxes	3,711	3,711
Other assets, net	2,689	3,692

Total assets	$96,527	$90,030

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$180	$1,011
Accrued liabilities	5,451	5,098
Capital lease obligations	176	—
Deferred revenue	14,005	13,219

Total current liabilities	19,812	19,328
Long-term deferred revenue	252	251
Long-term capital lease obligations	309	—
Long-term restructuring accrual	2,067	203

Total liabilities	22,440	19,782

Stockholders’ Equity:
Common stock at $0.001 par value	28	28
Treasury stock	(6,875)	(6,287)
Additional paid-in capital	84,631	80,145
Accumulated other comprehensive income	304	374
Deferred stock-based compensation	(2,880)	(1,519)
Accumulated deficit	(1,121)	(2,493)

Total stockholders’ equity	74,087	70,248

Total liabilities and stockholders’ equity	$96,527	$90,030

The accompanying notes are an integral part of these condensed consolidated financial statements.

EMBARCADERO TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Revenues:
License	$6,730	$6,421	$14,109	$12,768
Maintenance	7,123	6,024	14,169	11,885

Total revenues	13,853	12,445	28,278	24,653

Cost of revenues:
License	213	105	422	205
Amortization of acquired technology	556	556	1,111	1,111
Maintenance	620	565	1,242	1,153

Total cost of revenues	1,389	1,226	2,775	2,469

Gross profit	12,464	11,219	25,503	22,184

Operating expenses:
Research and development	3,906	4,016	7,680	7,806
Sales and marketing	5,096	4,844	10,207	9,739
General and administrative	1,543	1,308	2,756	2,610
Restructuring and impairment charges	4,068	—	4,068	—

Total operating expenses	14,613	10,168	24,711	20,155

Income (loss) from operations	(2,149)	1,051	792	2,029
Other income, net	168	159	319	285

Income (loss) before provision for income taxes	(1,981)	1,210	1,111	2,314
Benefit from (provision for) income taxes	1,127	(463)	261	(671)

Net income (loss)	$(854)	$747	$1,372	$1,643

Net income (loss) per share:
Basic	$(0.03)	$0.03	$0.05	$0.06

Diluted	$(0.03)	$0.03	$0.05	$0.06

Shares used in per share calculation:
Basic	27,394	26,488	27,260	26,569

Diluted	27,394	28,212	29,184	28,244

Non-cash stock-based compensation included in the above expenses:

Cost of revenues	$2	$—	$2	$—
Research and development	55	3	55	6
Sales and marketing	181	77	330	182
General and administrative	171	97	317	247

	$409	$177	$704	$435

The accompanying notes are an integral part of these condensed consolidated financial statements.

EMBARCADERO TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2004	2003
Cash from Operating Activities:
Net income	$1,372	$1,643
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	940	1,065
Recovery of doubtful accounts	(24)	(57)
Impairment charges	680	—
Amortization of developed technology	977	735
Amortization of other intangible assets	404	404
Amortization of deferred stock-based compensation	646	435
Issuance of options in exchange for services	58	—
Changes in assets and liabilities:
Trade accounts receivable	162	191
Prepaid expenses and other assets	(538)	(199)
Restructuring accrual	3,789	—
Accounts payable and accrued liabilities	(2,305)	641
Deferred revenue	507	1,706

Net cash provided by operating activities	6,668	6,564

Cash from Investing Activities:
Purchase of investments	(11,393)	(11,396)
Maturities of investments	9,702	10,200
Sales of investments	—	15,617
Purchase of property and equipment	(870)	(592)
Technology acquired and developed	(15)	(275)

Net cash provided by (used in) investing activities	(2,576)	13,554

Cash from Financing Activities:
Payments for repurchase of common stock	(588)	(1,171)
Payments of principal under capital lease obligation	(15)	—
Proceeds from exercise of stock options	2,422	25

Net cash provided by (used in) financing activities	1,819	(1,146)

Effect of exchange rate changes on cash and cash equivalents	175	53
Net increase in cash and cash equivalents	6,086	19,025
Cash and cash equivalents at the beginning of the period	45,066	15,870

Cash and cash equivalents at the end of the period	$51,152	$34,895

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

The Company markets its software and related maintenance services directly through telesales and field sales organizations in North America, the United Kingdom and Australia, and indirectly through original equipment manufacturers (OEMs) and independent distributors worldwide.

The accompanying unaudited condensed consolidated financial statements reflect all adjustments, which, in the opinion of the Company, are necessary for a fair presentation of the results for the interim periods presented. All such adjustments are normal recurring adjustments. These financial statements have been prepared in accordance with generally accepted accounting principles related to interim financial statements and the applicable rules of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The balance sheet at December 31, 2003 was derived from the audited financial statements, but it does not include all disclosures required by generally accepted accounting principles.

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

Operating results for the three and six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2004, or for any future period. Further, the preparation of condensed consolidated financial statements requires management to make estimates and assumptions that affect the recorded amounts reported therein. A change in facts or circumstances surrounding the estimates could result in a change to the estimates and impact future operating results.

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of Embarcadero Technologies, Inc. and its wholly-owned subsidiaries, Embarcadero Europe Ltd., Embarcadero Canada Ltd. and Embarcadero Australia Ltd. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. In addition, the Company analyzes its current accounts receivable for a reserve for doubtful accounts based on the customers’ historical data and their credit-worthiness as well as the current business and economic environment. The allowance includes specific reserves for accounts where collection is no longer probable. The Company also regularly reviews its long-term assets for possible impairment loss, in accordance with GAAP requirements, and provides estimates for such losses if needed. Actual results could differ from such estimates.

Cash and Cash Equivalents

Cash and cash equivalents include all highly liquid investments with an original maturity of three months or less at the time of purchase. Embarcadero’s cash and cash equivalents at June 30, 2004 and December 31, 2003 consisted of deposits in banks, money market funds and short-term securities.

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and cash equivalents and trade accounts receivable. The Company maintains its cash and cash equivalents with high quality financial institutions and invests in highly rated short-term securities. Sales returns have not been material as of this date, and as such, the Company does not maintain any allowances for estimated future sales returns. Actual credit losses to date have been within management’s expectations. As of June 30, 2004 and December 31, 2003, there were no customers with balances due to Embarcadero in excess of 10% of aggregate accounts receivable.

Property and Equipment

Property and equipments are stated at cost less accumulated depreciation, computed using the straight-line method based on the estimated useful lives of the assets, generally ranging from three to five years. Depreciation commences upon placing the asset in service. Capital leases are recorded at the lesser of the fair value of the leased asset at the inception of the lease or the present value of the minimum lease payments as of the beginning of the lease term. Leased assets are amortized on a straight-line basis over the estimated useful life of the asset or the lease term. Leasehold improvements are amortized over the shorter of the useful life or the remaining lease term. The Company reviews its property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Impairment of Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable or that the useful lives of the assets are no longer appropriate. Factors considered important which could trigger an impairment review include, but are not limited to, significant underperformance relative to expected historical or projected future operating results and significant changes in the manner of use of the acquired assets or the strategy for the Company’s overall business. When the Company determines that the carrying value of long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, then it measures any impairment based on a projected discounted cash flow method using a discount rate commensurate with the risk inherent in the Company’s current business model.

Impairment of Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of net assets acquired in business combination. In July 2001, the FASB approved the issuance of SFAS No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 142 provides guidance on how to account for goodwill and certain intangible assets after an acquisition is completed. The most substantive change is that goodwill and other indefinite life intangible assets can no longer be amortized but instead should be periodically tested for impairment. Embarcadero adopted SFAS No. 142 on January 1, 2002 and has ceased amortization of goodwill and will evaluate it for impairment in accordance with its policies.

Revenue Recognition

The Company’s revenues are primarily derived from software license fees and related maintenance and support contracts. Revenues from software license fees are recognized upon shipment, when terms of the contracts are Freight on Board (F.O.B.) shipping point, provided that evidence of an arrangement exists, the fee is fixed or determinable and collection of the resulting receivable is probable. Maintenance and support contracts generally cover a one-year term and are paid for in advance. Revenues from maintenance and support contracts are recognized ratably over the term of the contract. License revenues include the nominal shipping and handling charges associated with most of the license orders. The actual shipping costs that we incur are included in the cost of revenue.

The Company uses purchase orders, signed contracts and pre-payments via check, wire or credit card as persuasive evidence for substantiation of an arrangement. For arrangements with multiple obligations (e.g., undelivered maintenance and support contracts and consulting and training services bundled with licenses), the Company allocates revenues to the delivered elements of the arrangement using the residual value method based on the vendor specific objective evidence (VSOE) for the undelivered items. The VSOE for post contract services (PCS) is determined based upon prices paid by the customers for the separate renewal or sale of such services. If the Company cannot determine the VSOE for PCS, then the entire arrangement fee is recognized ratably over the contractual PCS period (explicit rights to PCS) or the period during which PCS is expected to be provided (implicit rights to PCS).

The Company typically grants its customers net 30 payment terms, but some payments are collected in advance via check, wire or credit card upon receipt of an order.

Products may be sold through resellers and distributors in the United States and certain international markets. Revenues from software license fees sold through resellers or distributors are recognized on the sell-through basis. Maintenance obligations to distributors commence when agreement is signed. Distributors purchase products to fulfill specific customer orders and generally do not hold inventory of our products.

The Company also enters into arrangements with OEMs that provide for license fees based on inclusion of the Company’s products in their OEM products. These arrangements often provide for non-refundable and upfront minimum royalty payments which are recognized as revenue either immediately or on a sell-through basis when due, assuming all other revenue recognition criteria are met. The OEM arrangements usually include maintenance and support contracts. The Company allocates revenues to the delivered elements of the arrangements using the residual value method based on the VSOE for undelivered items.

The Company sells its software and related maintenance services directly through our telesales and field sales organizations in North America, the United Kingdom and Australia and indirectly through our distribution partners worldwide.

Foreign Currency Translation

The functional currencies of the Company’s foreign subsidiaries are their respective local currencies. The Company translates the assets and liabilities of international subsidiaries into U.S. Dollars at the current rates of exchange in effect during each period. Revenues and expenses are translated using rates that approximate the average of those in effect during the period. Gains and losses from translation adjustments are included in stockholders’ equity in the consolidated balance sheet caption “Accumulated other comprehensive income (loss)”.

Deferred Revenue

Deferred revenue represents amounts received from customers under certain maintenance and service contracts for which the revenue earnings process has not been completed. The revenue will be recognized ratably over the life of the contract or when the service is rendered.

Income Taxes

The Company uses the asset and liability method of accounting for income taxes based on Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income taxes.” Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts and the tax basis of existing assets and liabilities. The Company records a valuation allowance to reduce tax assets to an amount for which realization is more likely than not. There are certain charges that are not deductible for tax purposes. The Company recorded a restructuring charge of $4.1 million during the three months ended June 30, 2004, a significant portion of this amount will not be deductible for tax purposes in the current year. Thus, the statutory income tax rate used for determination of tax liability will likely differ from the effective income tax rate used for the calculation of income tax provision for financial reporting purposes.

Stock-Based Compensation

The Company has adopted stock-based compensation plans that provide for the grant of options and restricted stock to employees and directors of the Company. All options granted under these plans typically vest over terms of three to four years. The restricted stock is subject to transfer restrictions that lapse over time, typically one to two years.

The Company accounts for stock-based employee compensation using the intrinsic value method in accordance with Accounting Principles Board (APB)Opinion No. 25 and related interpretations, which generally requires that the amount of compensation cost that must be recognized, if any, is the quoted market price of the stock at the measurement date, which is generally the grant date, less the amount the grantee is required to pay to acquire the stock.

Alternatively, Statement of Financial Accounting Standards (SFAS) No. 123, ”Accounting for Stock-Based Compensation,” employs fair value-based measurement and generally results in the recognition of compensation expense for all stock-based awards to employees. SFAS No. 123 does not require an entity to adopt those provisions, but rather, permits continued application of APB Opinion No. 25. The Company has elected not to adopt the recognition and measurement provisions of SFAS No. 123 and continues to account for its stock-based employee compensation plans under APB Opinion No. 25 and related interpretations. In accordance with APB Opinion No. 25, deferred compensation is generally recorded for stock-based employee compensation grants based on the excess of the market value of the common stock on the measurement date over the exercise price. The deferred compensation is amortized to expense over the vesting period of each unit of stock-based employee compensation granted. If the exercise price of the stock-based compensation is equal to or exceeds the market price of the Company’s common stock on the date of grant, no compensation expense is recorded.

For the six months ended June 30, 2004, the Company issued restricted stock grants with an associated deferred compensation expense of $2.8 million. There were no restricted stock grants issued in the six months ended June 30, 2003. This deferred compensation expense will be amortized to expense over the period that the transfer restrictions are in effect. For the three months ended June 30, 2004, the Company recorded compensation expense of approximately $400,000 related to restricted stock grants. For the six months ended June 30, 2004, the Company recorded compensation expense of approximately $700,000 related to restricted stock grants. No comparable expense was recorded in the six months ended June 30, 2003.

The compensation expense recorded for restricted stock grants under the intrinsic value method is consistent with the expense that would be recorded under the fair value-based method. Had the compensation cost for the Company’s employee stock option grants been determined based on the grant date fair values of awards estimated using the Black-Scholes option pricing model, which is consistent with the method described in SFAS No. 123, the Company’s reported net income (loss) and income (loss) per share would have been reduced to the following pro forma amounts (in thousands, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
	(unaudited)		(unaudited)
Net income (loss), as reported	$(854)	$747	$1,372	$1,643
Employee stock-based compensation expense included in reported net income (loss), net of tax	242	147	383	364
Total employee stock-based compensation expense determined under fair value	(930)	(849)	(1,598)	(1,542)

Pro forma net income (loss)	$(1,542)	$45	157	$465

Basic net income (loss):
As reported	$(0.03)	$0.03	$0.05	$0.06
Pro forma	$(0.06)	$0.00	$0.01	$0.02

Diluted net income (loss):
As reported	$(0.03)	$0.03	$0.05	$0.06
Pro forma	$(0.06)	$0.00	$0.01	$0.02

The fair value of each option grant is estimated on the date of grant using the fair value method with the following weighted average assumptions:

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
	(unaudited)		(unaudited)
Risk free interest rate	3.02-3.78%	2.33-6.65%	2.40-3.78%	2.33-6.65%
Expected life	4	4	4	4
Expected dividends	$—	$—	$—	$—
Volatality	99%	113%	99%	113%

Recent Accounting Pronouncements

In May 2003, the FASB issued SFAS No. 150, ”Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. In November 2003, the FASB issued FASB Staff Position No. FASB 150-3 which deferred the measurement provisions of SFAS No. 150 indefinitely for certain mandatory and redeemable non-controlling interests that were issued before November 5, 2003. The FASB plans to reconsider implementation issues and, perhaps, classification or measurement guidance for those non-controlling interests during the deferral period. To date, the effective provisions of SFAS No. 150 did not have an impact on the Company’s results of operations, financial position or cash flows since we do not currently have any financial instruments affected by the standard. While the effective date of certain elements of SFAS No. 150 have been deferred, the adoption of SFAS No. 150 when finalized is not expected to have an impact on the Company’s financial position, results of operations or cash flows, since we do not currently have any financial instrument effected by the standard.

In March 2004, the EITF reached consensus on Issue 03-01 (“EITF 03-01”), “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”, EITF 03-01 includes new guidance for evaluating and recording impairment losses on debt and equity investments, as well as new disclosure requirements for investments that are deemed to be temporarily impaired. The accounting guidance of EITF 03-01 is effective for fiscal years beginning after June 15, 2004, while the disclosure requirements are effective for fiscal years ending after June 15, 2004. The Company does not believe that the adoption of EITF 03-01 will have a material effect on its financial position or results of operations.

NOTE 3— OTHER COMPREHENSIVE INCOME (LOSS)

Other comprehensive income consists of unrealized gain (loss) on available-for-sale investments and foreign currency translation adjustments during the period.

The components of comprehensive income (loss) are as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
	(unaudited)		(unaudited)
Net income (loss), as reported	$(854)	$747	$1,372	$1,643
Unrealized loss on available-for-sale investments	(11)	—	(7)	(112)
Foreign currency translation adjustments	(72)	48	(66)	30

Comprehensive income (loss)	$(937)	$795	$1,299	$1,561

NOTE 4— EARNINGS PER SHARE

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

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net income per share is as follows (in thousands, except per share data):

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
	(unaudited)		(unaudited)
Calculation of basic net income (loss) per share:
Net income (loss)	$(854)	$747	$1,372	$1,643

Weighted average common shares outstanding	27,394	26,488	$27,260	26,569
Net income (loss) per share, basic	$(.03)	$0.03	$.05	$0.06

Calculation of diluted net income (loss) per share:
Net income (loss)	$(854)	$747	$1,372	$1,643

Weighted average - common shares outstanding	27,394	26,488	27,260	26,569
Dilutive securities - common stock options and non vested stock	—	1,724	1,924	1,675

Weighted average - common and common equivalent shares outstanding	27,394	28,212	29,184	28,244

Net income (loss) per share, diluted	$(.03)	$0.03	$.05	$0.06

Anti-dilutive common stock options and non-vested common sock not included in net income (loss) per share calculation	4,408	1,605	695	1,581
Average stock price used in earnings per share calculation	$12.62	$6.90	$13.08	$6.63

NOTE 5—ACCOUNTING FOR GOODWILL AND OTHER INTANGIBLE ASSETS

Between January 1, 2004 and June 30, 2004, there were no changes to the Company’s goodwill balance of $10.3 million. There can be no assurance, however, that a material impairment charge will not be recorded in the future.

Other intangible assets subject to amortization consist of purchased technology that is being amortized over a period of four years as follows (in thousands):

	As of June 30, 2004			As of December 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
		(unaudited)			(unaudited)
Other intangible assets:
Purchased technology	$3,230	$2,942	$288	$3,230	$2,538	$692

The other intangible assets will be fully amortized in 2004.

NOTE 6- CAPITALIZED SOFTWARE

The Company accounts for certain software development costs, including purchased software, in accordance with SFAS No. 86, “Accounting for Costs of Computer Software to be Sold, Leased or Otherwise Marketed.” For the three and six months ended June 30, 2004, the Company capitalized $15,000. For the comparable periods in 2003, the Company capitalized $170,000 and $275,000, respectively. Capitalized software costs subject to amortization consist of technology that is being amortized over a period of 36 months. The remaining lives of the capitalized software at June 30, 2004 are between 1.25 and 2.25 years. The software development costs are as follows (in thousands):

	As of June 30, 2004			As of December 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
		(unaudited)			(unaudited)
Capitalized software	$6,238	$3,760	$2,478	$6,223	$2,783	$3,440

The net capitalized software costs are classified as “Other assets” on the Company’s balance sheet.

NOTE 7—RESTRUCTURING AND IMPAIRMENT LOSS

During the three months ended June 30, 2004, the Company recorded a restructuring and impairment charge of $4.1 million related to the restructuring and consolidation of our office leases in San Francisco. The restructuring charge is based on the net present value of the Company’s future contractual lease obligations net of contractual sublease income, as well as incidental costs related to the restructuring.

In, addition to the restructuring provision, the Company abandoned approximately $680,000 of leasehold improvements and excess furniture and fixtures.

A summary of the restructuring accrual is as follows (in thousands):

	Facility Leases, Net of Sublease Income	Write Down of Leasehold Improvements	Other Restructuring Expenses	Total
	(unaudited)
Balance as of December 31, 2003	$413	$—	$—	$413
Net cash payments in the six months ended June 30, 2004	(265)	—	(200)	(465)
Restructuring and impairment charges	2,822	680	566	4,068
Non-cash expenses incurred	—	(680)	—	(680)

Accrual balance as of June 30, 2004	$2,970	$—	$366	$3,336

As of June 30, 2004, approximately $1.2 million and $2.1 million, of the restructuring accrual are recorded as short-term and long-term, respectively.

NOTE 8 – TREASURY STOCK

In September 2001, the Company’s Board of Directors authorized an initial stock repurchase program of up to 1,000,000 shares of its common stock. In July 2002, the Board of Directors amended the stock repurchase program, authorizing the Company to repurchase up to 2,230,000 shares. Depending on market conditions and other factors, repurchases can be made from time to time in the open market and in negotiated transactions, including block transactions, and this program may be discontinued at any time. During the six months ended June 30, 2004, the Company repurchased approximately 52,000 shares at a cost of approximately $588,000. In calendar year ended December 31, 2003, the Company repurchased approximately 231,000 shares at a cost of approximately $1.2 million.

	Number of Shares (thousands)	Cost of Repurchase	Average Cost
		(unaudited)
Initial repurchase program authorized in September 2001	1,000
Increased in repurchase program authorized in July 2002	1,230

Total authorized for repurchase	2,230

Shares repurchased in 2001	218	$1,781	$8.17
Shares repurchased in 2002	713	3,335	4.68
Shares repurchased in 2003	231	1,171	5.07
Shares repurchased during the six months ended June 30, 2004	52	588	11.31

Total shares repurchased	1,214	$6,875	$5.66

Remaining shares available for repurchase at June 30, 2004	1,016

In July 2004, the Board of Directors amended the Company’s stock repurchase program to increase the number of shares authorized for repurchase by an additional 1,000,000 shares.

NOTE 9—SEGMENT AND GEOGRAPHIC REPORTING

Operating segments are components of a business enterprise that its chief operating decision maker applies his decisions to allocate the resources to its different segments and to make assessments on their performances. By this definition, the Company operates only in one reportable operating segment: the design, development, marketing, sales and support of software for database and application development and management.

The Company’s geographic sales data is based on customer location as defined by the following regions: North America, United Kingdom and Other. The Company’s wholly owned subsidiary, Embarcadero Europe Ltd., transacts all sales in Europe, the Middle East, Australia and Africa. Various distributors handle sales in regions outside Europe, the Middle East, Australia, Africa and North America.

Revenues by geographic regions are as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
	(unaudited)		(unaudited)
Revenues:
North America	$10,380	$9,953	$21,555	$19,653
United Kingdom	1,222	688	2,383	1,571
Other	2,251	1,804	4,340	3,429

Total	$13,853	$12,445	$28,278	$24,653

Long-lived assets by geographic regions are as follows:

	As of June 30, 2004	As of December 31, 2003
	(unaudited)
Long lived assets:
North America	$5,906	$7,443
United Kingdom	174	183
Other	29	17

	$6,109	$7,643

NOTE 10- COMMITMENTS AND CONTINGENCIES

Bank Credit Facility

In June 2004, the Company extended its $3.0 million revolving credit facility with a financial institution. The extended credit facility bears interest at the prime rate and expires on August 31, 2004. This facility requires that the Company maintains various quarterly financial covenants, including covenants related to tangible net worth, total liabilities and profitability. At June 30, 2004, the Company was in compliance with all covenants and had no amounts outstanding under this credit facility. As a part of this credit facility, the financial institution issued an irrevocable standby letter of credit for approximately $120,000 in relation to a real estate lease agreement executed in April 2004. The standby letter of credit expires on June 1, 2005.

Leases

The Company leases office space and equipment under non-cancelable operating lease agreements that expire at various dates through 2009. The Company recognizes rent expense on a straight-line basis over the lease period and has accrued for rent expense incurred but not paid. Some of the lease agreements have renewal options ranging from one to five years. In April 2004, the Company announced a restructuring plan. As a part of that plan, the Company entered in to a new five-year lease commitment and subleased the remainder of its long-term San Francisco office leases. The lease and subleases were executed in April 2004.

The Company entered into a $500,000 three-year capital lease agreement in June 2004 with a financial institution to finance the acquisition of certain furniture and fixtures and computer equipment. The capital lease agreement bears interest of 6.1% per annum and has a $1 buyout option at its expiration in June 2007.

Gross lease payment obligations under the non-cancelable operating and capital lease are as follows (in thousands):

Year Ending December 31,	Operating Leases	Capital Lease	Total
Remainder of 2004	$940	$91	$1,031
2005	2,376	182	2,558
2006	2,215	182	2,397
2007	2,111	76	2,187
Thereafter	1,521	—	1,521

Total minimum lease payments	$9,163	$531	$9,694
Less: interest	—	45	45

Total lease obligations	$9,163	$486	$9,649

The future lease obligations associated with the Company’s lease restructuring are included in the above table.

Contingencies

In October 2002, The Client Server Factory Inc. filed a claim in the Superior Court for the County of San Francisco alleging causes of action for breach of fiduciary duty for misappropriation and theft of corporate opportunity, fraud, negligent misrepresentation, conspiracy and other similar claims. The claims are primarily related to alleged activities of Wayne Williams, currently our Chief Technology Officer, and an entity in which Mr. Williams previously held an interest, EngineeringPerformance, Inc., prior to November 2000, when we acquired Engineering Performance and Mr. Williams joined the Company. The complaint names as defendants, in addition to Mr. Williams, Stonegate Insurance Company LTD, a holding company owned by Mr. Williams through which he held his interest in EngineeringPerformance; EngineeringPerformance Inc. and a related company, EngineeringPerformance, LLC; and the Company and Stephen Wong, the Company’s President and Chief Executive Officer. Among other things, the complaint alleges that the defendants conspired together to deprive the plaintiff of its proprietary rights to software that the Company acquired from EngineeringPerformance, Inc., which is being used in a product that the Company’s currently selling and marketing. The plaintiff is seeking damages of at least $10.0 million plus punitive damages, as well as restitution and disgorgement of certain earnings, profits, compensation and benefits.

In February 2004, Embarcadero, along with Mr. Wong, EngineeringPerformance Inc., and EngineeringPerformance, LLC, filed an amended cross-complaint against The Client Server Factory for fraud, negligent misrepresentation and violation of California’s unfair competition law. These claims relate to contracts between Embarcadero and EngineeringPerformance, LLC, and, respectively, Client Server Factory and its then U.S. sales office. The cross-complaint seeks restitution, an unspecified amount of compensatory damages, and punitive damages. In August 2004, Embarcadero, along with Mr. Wong, EngineeringPerformance Inc., and EngineeringPerformance, LLC removed the lawsuit to federal court. While Management believes that the Company’s defenses to the claims are meritorious and the Company intends to continue to defend itself vigorously, no estimate can be made of the possible loss or possible range of loss associated with the resolution of this contingency and accordingly, the Company has not recorded a liability. As the litigation is uncertain, the Company is unable to predict an outcome at this time. An unfavorable outcome may have a material adverse effect on our financial position, results of operations and cash flow.

There are no other known legal proceedings. However, from time to time, the Company may become a party to other legal proceedings arising in the normal course of business. The Company may also be indirectly affected by administrative or court proceedings or actions in which we are not involved but which have general applicability to the software industry. Although occasional adverse opinions or settlements may occur, Management believes that the final disposition of such matters will not have a material adverse effect on the Company’s financial position or results of operations

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

In 2001, 2002, and the first half of 2003, global economic conditions had a negative impact on IT spending and affected sales of our products. However, we saw an improvement in license sales in the second half of 2003 as customers seemed more willing to spend money to bolster their IT infrastructures. In the first quarter of 2004, we noticed some improvements to the fundamentals of our market. Towards the end of the second quarter, however, we encountered an abrupt, and perhaps temporary, slow down in IT spending, and we were not able to close some key transactions. With seemingly improving conditions in the U.S. economy, we are cautiously optimistic that IT spending will gradually improve, but not necessarily at a steady rate for the remainder of 2004. However, any renewed slowdown in the global economy could adversely impact our revenue growth and profitability.

Slightly stronger IT spending, growth in international revenue and new product offerings increased our total revenues to $13.9 million and $28.3 million for the three and six months ended June 30, 2004, as compared to $12.4 million and $24.7 million for the corresponding periods in 2003.

Most of our operating expenses are related to personnel and related overhead costs, facilities, outside research and development contractors, and legal and other professional service costs. The operating expenditures for the three and six months ended June 30, 2004, were at $10.5 million and $20.6 million, respectively, excluding a restructuring and impairment charges of $4.1 million, as compared, to $10.2 million and $20.2 million for the three and six months ended June 30, 2003, respectively.

The revenue for the three and six months ended June 30, 2004 increased by 11.3% and 14.7%, respectively, while the operating expenditures, excluding the restructuring and impairment charges of $4.1 million, increased by 3.7% and 2.4%, respectively, for the same periods.

Our license and maintenance revenues, results of operations, cash flows from operations, and financial condition could be adversely affected in the future by a renewed downturn in global economic conditions, increased competitive pressures and our own inability to execute our sales plans.

Sources of Revenue and Revenue Recognition Policy

Our revenues are primarily derived from software license fees and related maintenance and support contracts. Revenues from software license fees are recognized upon shipment, when terms of the contracts are F.O.B. shipping point, provided that evidence of an arrangement exists, the fee is fixed or determinable and collection of the resulting receivable is probable. Maintenance and support contracts generally cover a one-year term and are paid for in advance. Revenues from maintenance and support contracts are recognized ratably over the term of the contract. License revenues include the nominal shipping and handling charges associated with most of the license orders. The actual shipping costs that we incur are included in the cost of revenue.

We use purchase orders, signed contracts and pre-payments via check, wire or credit card as persuasive evidence for substantiation of an arrangement. For arrangements with multiple obligations (e.g., undelivered maintenance and support contracts and consulting and training services bundled with licenses), the Company allocates revenues to the delivered elements of the arrangement using the residual value method based on the vendor specific objective evidence (VSOE) for the undelivered items. The VSOE for post contract services (PCS) is determined based upon prices paid by the customers for the separate renewal or sale of such services. If the Company cannot determine the VSOE for PCS, then the entire arrangement fee is recognized ratably over the contractual PCS period (explicit rights to PCS) or the period during which PCS is expected to be provided (implicit rights to PCS).

We typically grant our customers net 30 payment terms, but some payments are collected in advance via check, wire or credit card upon receipt of an order.

We sell our products through resellers and distributors in the United States and certain international markets. Revenues from software license fees sold through resellers or distributors are recognized on the sell-through basis. Maintenance obligations to distributors commence when agreement is signed. Distributors purchase products to fulfill specific customer orders and generally do not hold inventory of our products.

We also enter into arrangements with OEMs that provide for license fees based on inclusion of the Company’s products in their OEM products. These arrangements often provide for non-refundable and upfront minimum royalty payments which are recognized as revenue either immediately or on a sell-through basis when due, assuming all other revenue recognition criteria are met. The OEM arrangements usually include maintenance and support contracts. We allocate revenues to the delivered elements of the arrangements using the residual value method based on the VSOE for undelivered items.

We sell our software and related maintenance services directly through our telesales and field sales organizations in the United States, the United Kingdom and Australia and indirectly through our distribution partners worldwide.

We intend to continue to expand our international sales activities in an effort to increase revenues from foreign sales.

Foreign Currency Translation

We have several international subsidiaries that accounted for 23.8% of our total net revenue for the three months ended June 30, 2004, as compared to 20% for the comparable period in 2003. For the six months period ended June 30, 2004, the international subsidiaries accounted for 23.7% of our total net revenue, as compared to 20.3% for the comparable period in 2003. The functional currency of our foreign subsidiaries is the local currency. The functional currency is determined based on management judgment and involves consideration of all relevant economic facts and circumstances affecting the subsidiary. Generally, the currency in which the subsidiary transacts a majority of its transactions, including billings, financing, payroll and other expenditures would be considered the functional currency but any dependency upon the parent and the nature of the subsidiary’s operations must also be considered. We translate the assets and liabilities of our international subsidiaries into U.S. dollars at the current rates of exchange in effect at the end of each period. Revenue and expenses are translated using average rates that are in effect during the period. Gains and losses from translation adjustments are included in stockholders’ equity in the consolidated balance sheet caption “Accumulated other comprehensive (loss) income.”

Critical Accounting Policies

There have been no material changes to our critical accounting policies and estimates as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2003, filed with the Securities and Exchange Commission on March 12, 2004.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentage relationship of certain items from the Company’s condensed consolidated statements of operations to total revenues:

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
	(unaudited)		(unaudited)
Revenues:
License	48.6%	51.6%	49.9%	51.8%
Maintenance	51.4	48.4	50.1	48.2

Total revenues	100.0	100.0	100.0	100.0

Cost of revenues:
License	1.5	0.8	1.5	0.8
Amortization of acquired technology	4.0	4.5	3.9	4.5
Maintenance	4.5	4.6	4.4	4.7

Total cost of revenues	10.0	9.9	9.8	10.0

Gross profit	90.0	90.1	90.2	90.0

Operating expenses:
Research and development	28.2	32.3	27.2	31.7
Sales and marketing	36.8	38.9	36.1	39.5
General and administrative	11.1	10.5	9.7	10.6
Restructuring charges	29.4	—	14.4	—

Total operating expenses	105.5	81.7	87.4	81.8

Income (loss) from operations	(15.5)	8.4	2.8	8.2
Other income, net	1.2	1.3	1.1	1.2

Income (loss) before provision for income taxes	(14.3)	9.7	3.9	9.4
Provision for income taxes	8.1	(3.7)	0.9	(2.7)

Net income (loss)	(6.2)%	6.0%	4.8%	6.7%

Total Revenues. Total revenues were $13.9 million for the three months ended June 30, 2004, an increase of 11.3% over the $12.4 million reported for the comparable period in 2003. For the six months ended June 30, 2004, total revenues were $28.3 million, an increase of 14.7% over the $24.7 million reported for the comparable period in 2003.

	Three months ended June 30,			Six months ended June 30,
	2004	2003	Change	2004	2003	Change
	(unaudited)			(unaudited)
Revenues:
License	$6,730	$6,421	4.8%	$14,109	$12,768	10.5%
Maintenance	7,123	6,024	18.2	14,169	11,885	19.2

Total revenues	$13,853	$12,445	11.3%	$28,278	$24,653	14.7%

License. License revenues were $6.7 million for the three months ended June 30, 2004, an increase of 4.8% over the $6.4 million reported for the comparable period in 2003. For the six months ended June 30, 2004, total license revenues were $14.1 million, an increase of 10.5% over the $12.8 million reported for the comparable period in 2003. The increases in license revenues were due to a combination: of slightly stronger IT spending, growth in international revenue, and customer adoption of new products and product bundles. In addition, we received the benefits of approximately $170,000 and $420,000, as a result of the U.S. Dollar devaluation relative to the British

Pound, for the three and six months ended June 30, 2004, respectively. Towards the end of the second quarter, we experienced a slowdown in sales closure rates, but we remain cautiously optimistic in a moderate improvement in market conditions during the remainder of 2004. Future license revenues cannot be predicted and will vary based upon IT spending patterns, demand for DBArtisan and our other existing products, acceptance of our new products, changes in product pricing, competitive conditions and other related factors.

Maintenance. Maintenance revenues were $7.1 million for the three months ended June 30, 2004, an increase of 18.2% increase over the $6.0 million reported for the comparable period in 2003. For the six months ended June 30, 2004, maintenance revenues were $14.2 million, an increase of 19.2% over the $11.9 million reported for the comparable period in 2003. The increase in maintenance revenues was due to new licenses sold and renewals of our existing maintenance and support contracts. In addition, we received the benefits of approximately $140,000 and $250,000, as a result of foreign exchange rate fluctuations, for the three and six months ended June 30, 2003, respectively. Future license revenues cannot be predicted and will vary based on the factors that affect our license revenues. Our maintenance and support renewal rates, however, have historically been consistent, and we expect them to remain at the current level in the near future. Therefore, we expect maintenance revenues to grow slightly as a function of new license sales as well as renewal of the maintenance and support contracts based on our historical patterns.

Cost of Revenues

License. Cost of license revenues consists primarily of amortization of internally developed and capitalized software development costs, royalties, credit card processing fees and product media and packaging. Cost of license revenues was $213,000 for the three months ended June 30, 2004, or 3.2% of license revenues, as compared to $105,000, or 1.6% of license revenues, for the comparable period in 2003. The increase in absolute dollars for the three months ended June 30, 2004 from the comparable period in 2003 was primarily due to an increase in amortization of internally developed and capitalized software of approximately $135,000 relating to a product that was released in the third quarter of 2003. This increase, however, was partially offset by a decrease in product media, packaging costs, shipping expenses, and credit card processing fees of approximately $21,000 due to more effective management of these costs during the three months ended June 30, 2004. Cost of license revenues was $422,000 for the six months ended June 30, 2004, or 3.0% of license revenues, as compared to $205,000, or 1.6% of license revenues, for the comparable period in 2003. The increase in absolute dollars for the six months ended June 30, 2004 from the comparable period in 2003 was primarily due to an increase in amortization of internally developed and capitalized software of approximately $261,000 relating to a product that was released in the third quarter of 2003. This increase, however, was partially offset by a decrease in product media, packaging costs, shipping expenses, and credit card processing fees of approximately $52,000 due to a more effective management of these costs during the six months ended June 30, 2004. Cost of license revenues as a percentage of license revenues may vary in the future depending upon the mix of internally developed versus purchased or licensed products and the volume and mix of the completed license transactions. At June 30, 2004, the net book value of our internally developed and capitalized software is approximately $2.5 million and has a remaining life of approximately between 1.25 and 2.25 years.

Amortization of acquired technology. This amortization relates to technologies licensed or acquired from third parties that were deemed to have reached technological feasibility at the date of acquisition and therefore capitalized. The amortization of acquired technology was $556,000 for each of the three months ended June 30, 2004 and 2003, and $1.1 million for each of the six months ended June 30, 2004 and 2003. The costs of the amortization of acquired technology may vary in the future depending on the mix of internally developed versus acquired products. At June 30, 2004, the net book values of our acquired technology are approximately $1.5 million and have remaining lives between three and fifteen months.

Maintenance. Cost of maintenance revenues consists primarily of customer support personnel and related expenses, including payroll, employee benefits and allocated overhead. Cost of maintenance revenues was $620,000 for the three months ended June 30, 2004, or 8.7% of maintenance revenues, as compared to $565,000, or 9.4% of maintenance revenues, for the comparable period in 2003. The increase in absolute dollars for the three months ended June 30, 2004, from the comparable period in 2003, was primarily due to one additional headcount and an increase in other operating expenditures in our U.K. subsidiary, as well as an unfavorable foreign currency exchange rate fluctuation for a total of $12,000. The cost of maintenance in the U.S. remained relatively unchanged for the same period. The cost of maintenance was $1.2 million for the six months ended June 30, 2004, or 8.8% of maintenance revenues, as compared to $1.2 million, or 9.7% of maintenance revenues, for the comparable period in 2003. The increase in absolute dollars for the six months ended June 30, 2004, from the comparable period in 2003, was primarily due to one additional headcount and an increase in other operating expenditures in our U.K. subsidiary, as well as an unfavorable foreign currency exchange rate fluctuation of approximately $28,000. We expect to hire additional personnel to support our expanding product line and customer base. When we hire such personnel, the cost of maintenance revenues will probably increase in absolute dollars and potentially increase as a percentage of maintenance revenues if we hire the additional personnel in advance of an increase in the maintenance revenue.

Operating Expenses

Research and Development. Research and development expenses consist primarily of personnel and related expenses, including payroll and employee benefits, expenses for facilities and payments made to outside software development contractors. Research and development expenses were $3.9 million, or 28.2% of revenues, for the three months ended June 30, 2004, and $4.0 million, or 32.3% of revenues, for the comparable period in 2003. The research and development expenditures remained relatively unchanged in absolute dollars for the three months ended June 30, 2004 from the comparable period in 2003. There was, however, a shift in wage related expenses from our U.S. operations to our Canadian subsidiary of approximately $140,000. Research and development expenses were $7.7 million for the six months ended June 30, 2003, or 27.2% of revenues, as compared to $7.8 million, or 31.7% of revenues, for the comparable period in 2003. Through 2003 and early 2004, we focused on strengthening our Canadian research and development team, and as a result, there was a shift in wage related expenses from our U.S. operations to our Canadian subsidiary of approximately $300,000. We anticipate that we will continue to invest significant resources into research and development activities in order to develop new products, advance the technology in our existing products and to develop new business opportunities. We intend to materialize on some cost efficiencies by expanding our research and development activities in our Canadian subsidiary.

Sales and Marketing. Sales and marketing expenses consist primarily of personnel and related expenses, commissions earned by sales personnel, non-cash stock-based compensation, trade shows, travel and other marketing communication costs, such as advertising and other marketing programs. Sales and marketing expenses were $5.1 million for the three months ended June 30, 2004, or 36.8% of revenues, and $4.8 million or 38.9% of revenues, for the comparable period in 2003. The increase in absolute dollars of sales and marketing expenditures for the three months ended June 30, 2004, from the comparable period in 2003, was mainly due to unfavorable foreign currency exchange rate fluctuations of approximately $137,000. The increase was also due to the expansion of our Australian subsidiary where we added three employees, which increased the operating costs of the Australian subsidiary by approximately $67,000. Further, an increase of $188,000 in the U.K. sales and marketing expenditures, mainly related to salary and wages, was partially offset by a decline of $140,000 in the U.S. sales expenses due to reduced headcount that resulted in slightly lower wages and related costs and allocable fixed overhead. Sales and marketing expenditures were $10.2 million for the six months ended June 30, 2004, or 36.1% of revenues, as compared to $9.7 million, or 39.5% of revenues, for the comparable period in 2003. The increase in absolute dollars of sales and marketing expenditures for the six months ended June 30, 2004, from the comparable period in 2003, was mainly due to unfavorable foreign currency exchange rate fluctuations of approximately $288,000. The increase was also due to the expansion of our Australian subsidiary, where we added three employees, which increased the operating costs of the Australian subsidiary by approximately $116,000. Further, an increase of $302,000 in the U.K. sales and marketing expenditures, mainly related to salary and wages, was partially offset by a decline of $238,000 in the U.S. Sales and marketing expenses. We expect to continue investing in the sales and marketing of our new products as we launch and sell our new products, develop market opportunities and promote our competitive position. We intend to expand our international business, and we expect that our international sales and marketing expenditures will increase accordingly.

General and Administrative. General and administrative expenses consist primarily of personnel and related expenses, general operating expenses and non-cash stock-based compensation. General and administrative expenses were $1.5 million, or 11.1% of revenues, for the three months ended June 30, 2004, and $1.3 million, or 10.5% of revenues, for the comparable period in 2003. The increase in absolute dollars was primarily due to an increase of $217,000 for professional services in the U.S. related to increased accounting, Sarbanes-Oxley compliance and litigation costs. We anticipate that these fees will continue to push our general and administrative expenses beyond normal levels through the remainder of the year, as we move to adhere to significant new regulatory requirements for public companies. This was partially offset domestically by a decline of $50,000 related to a reduction in the amount we reserved for bad debts. There was also an increase of $49,000 in U.K expenses due to increased personnel costs and professional services of $26,000, coupled with unfavorable foreign exchange rate fluctuations of approximately $23,000. General and administrative expenses were $2.8 million for the six months ended June 30, 2004, or 9.7% of revenues, as compared to $2.6 million, or 10.6% of revenues, for the comparable period in 2003. The general and administrative expenditures remained unchanged in the U.S. Legal and other professional services increased approximately $149,000 due to increased litigation and corporate governance costs; these costs were offset by decreases in personnel related costs, bad debt reserves and director and officer insurance. There was an increase in U.K costs of $102,000 mainly related to personnel related costs and exacerbated by an unfavorable foreign exchange rate fluctuation of approximately $48,000. We anticipate that general and administrative expenses to increase in the near future, as we continue to incur costs to comply with the additional rules and regulations promulgated by the SEC and the Nasdaq National Market. These increased costs include the hiring of additional personnel, as well as costs associated with outside legal, accounting and advisory services. Also, we are currently involved in ongoing litigation; depending on the activity in a given quarter, these litigation costs can vary materially on a quarter to quarter basis.

Restructuring and impairment charges. In April 2004, we entered into a non-cancelable five-year operating lease agreement for our headquarters in San Francisco, California. The objectives of entering this new lease agreement was to consolidate our two offices in San Francisco, eliminates excess office space within San Francisco and improve our operating efficiencies. In conjunction with the execution of the new lease, we subleased our other San Francisco long-term lease contract. As a result, we recorded restructuring and impairment charges of $4.1 million during the three months ended June 30, 2004. The charges were comprised of three elements, the net present value of approximately $3.8 million relating to the future contractual lease obligation net of contractual sublease income of approximately $950,000, an impairment loss of approximately $680,000 relating to abandoned leasehold improvements, and approximately $550,000 related to other contractual restructuring expenses including tenant improvement allowances and brokerage and legal fees. We do not expect a material change in depreciation or other overhead costs. If the Company’s subtenants were to stop paying the sublease income, the company could potentially be required to record another restructuring charge. The amount of that charge can not be estimated at this time.

A summary of the restructuring accrual is as follows (in thousands):

	Facility Leases, Net of Sublease Income	Write Down of Leasehold Improvements	Other Restructuring Expenses	Total
	(unaudited)
Balance as of December 31, 2003	$413	$—	$—	$413
Net cash payments in the six months ended June 30, 2004	(265)	—	(200)	(465)
Restructuring and impairment charges	2,822	680	566	4,068
Non-cash expenses incurred	—	(680)	—	(680)

Accrual balance as of June 30, 2004	$2,970	$—	$366	$3,336

Other income, net. Other income, net consists primarily of interest income net of interest expenses. Other income, net was $168,000, or 1.2% of revenues, for the three months ended June 30, 2004, and $159,000, or 1.3% of revenues, for the comparable period in 2003. Other income, net was $261,000, or 0.9% of revenues, for the six months ended June 30, 2004, and 285,000, or 1.2% of revenues, for the comparable period in 2003. The amounts of interest expense netted against other income remained immaterial during these periods.

Provision for income taxes. Under SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”), deferred assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse. SFAS No. 109 provides for the recognition of deferred tax assets if realization of such assets is more likely than not. The benefit and provision for income taxes was $1.1 million and $463,000 for the three months ended June 30, 2004 and 2003, respectively. The estimated effective tax benefit and provision rates for the three months ended June 30, 2004 and 2003 were approximately 57% and 38%, respectively. The benefit and provision for income taxes were $261,000 and $671,000 for the six months ended June 30, 2004 and 2003, respectively. The estimated effective tax benefit and provisions rates for the six months ended June 30, 2004 and 2003 were 23% and 29%, respectively. The tax benefit for the three and six months ended June 30, 2004 is primarily due to restructuring and impairment charges of $4.1 million recorded during the three months ended June 30, 2004. We expect the effective tax rate to be approximately 28% for the remaining quarters of 2004. Our effective tax rate for the full year is expected to be approximately 11%.

The exercise of stock options typically creates disqualifying dispositions which benefits the overall corporate tax rate. It is impossible to forecast the exercise of our outstanding common stock options or the disqualifying dispositions associated with them. The benefits received from the disqualifying dispositions can only be considered in calculating a Company’s tax rate in the period in which they are realized. In the past, our effective tax rate has been reduced due to the occurrence of such disqualifying dispositions.

We will continue to evaluate our ability to realize deferred tax assets on a quarterly basis. Significant management judgment is required in determining our provision for income taxes and our deferred tax assets and liabilities. In the event that actual results differ from our estimates, we will adjust such estimates in the future periods, and we may also need to adjust the effective rate for the current year.

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. SFAS No. 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. In November 2003, the FASB issued FASB Staff Position No. FASB 150-3 which deferred the measurement provisions of SFAS No. 150 indefinitely for certain mandatory and redeemable non-controlling interests that were issued before November 5, 2003. The FASB plans to reconsider implementation issues and, perhaps, classification or measurement guidance for those non-controlling interests during the deferral period. To date, the effective provisions of SFAS No. 150 did not have an impact on our results of operations, financial position or cash flows since we do not currently have any financial instruments affected by the standard. While the effective date of certain elements of SFAS No. 150 have been deferred, the adoption of SFAS No. 150 when finalized is not expected to have an impact on the Company’s financial position, results of operations or cash flows, since we do not currently have any financial instrument effected by the standard.

In March 2004, the EITF reached consensus on Issue 03-01 (“EITF 03-01”), The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, EITF 03-01 includes new guidance for evaluating and recording impairment losses on debt and equity investments, as well as new disclosure requirements for investments that are deemed to be temporarily impaired. The accounting guidance of EITF 03-01 is effective for fiscal years beginning after June 15, 2004, while the disclosure requirements are effective for fiscal years ending after June 15, 2004. We do not believe that the adoption of EITF 03-01 will have a material effect on its financial position or results of operations.

LIQUIDITY AND CAPITAL RESOURCES

We have funded our business to date from cash generated by our operations and financings. In April 2000, we completed our initial public offering of common stock, generating net proceeds to us of approximately $43.0 million. As of June 30, 2004, we had cash, cash equivalents and short-term investments of $65.7 million.

Net cash provided by operating activities was $6.7 million and $6.6 million for the six months ended June 30, 2004 and 2003, respectively. The $100,000 increase was primarily due to an increase of $3.8 million accrual for restructuring charges and an increase of $700,000 in impairment charges which were partially offset by a decline of approximately $300,000 in net income and of approximately $1.2 million in deferred revenue, as well as a decline of $2.9 million in accounts payable and other accrued liabilities. The non-cash items also include depreciation and amortization of property and equipment and intangible assets as well as amortization of deferred stock-based compensation and options issued in exchange for services. These non-cash items may increase or decrease and, as a result, positively or negatively impact our future operating results, but they will not have a corresponding impact on our cash flows.

Our primary source of operating cash flows is the collection of accounts receivable from our customers. We measure the effectiveness of our collections efforts by an analysis of average accounts receivable daily sales outstanding (DSO). Collection of accounts receivable and related DSO will fluctuate in future periods due to the timing and amount of our future revenues and the effectiveness of our collection efforts. In the future, collections could fluctuate depending on the payment terms we extend to our customers, which historically is net thirty days.

In addition, our operating cash flows may be impacted in the future by the timing of payments to our vendors for accounts payable. We typically pay our vendors and service providers in accordance with their invoice terms and conditions. The timing of cash payments in future periods will be impacted by the nature of accounts payable arrangements and management’s assessment of our cash inflows.

Net cash (used in) and provided by investing activities were ($2.6) million and $13.6 million for the six months ended June 30, 2004 and 2003, respectively. For the six months ended June 30, 2004, cash was used in investing activities was due primarily to the acquisition of $11.4 million of available for sale short-term investments and purchase of property equipment for approximately $900,000. The cash used in investing activities was partially offset by the maturities of investments of $9.7 million. For the six months ended June 30, 2003, cash provided by investing activities was $13.6 million due primarily to proceeds from the net maturities and sales of short-term investments of $25.8 million which was partially offset by acquisition of $11.4 million of available for sale short-term investments. We invest in available for sale short-term investments to maximize our investment yields. We expect to continue to acquire these investments in the future and receive proceeds from them as they mature or are sold. We entered into a $500,000 three-year capital lease agreement in June 2004 with a financial institution to finance acquisition of certain furniture and fixture and computer equipment. The capital lease agreement bears interest of 6.1% per annum and has a $1 buyout option at its expiration in June 2007. It is likely we will enter into additional capital lease arrangements as long as the rates remain attractive.

Net cash provided by (used in) by financing activities was $1.8 million and ($1.1) million for the six months ended June 30, 2004 and 2003, respectively. For the six months ended June 30, 2004 the proceeds from exercise of stock options were $2.4 million which was partially offset by the repurchase of common stock for approximately $600,000. For the six months ended June 30, 2003, net cash used in financing activities of $1.2 million was for the repurchase of our common stock. The repurchase of common stock was pursuant to a plan approved by our Board of Directors in September 2001 and amended in July 2002 and July 2004.

Our future liquidity and capital resources could be impacted by the exercise of outstanding common stock options and the cash proceeds we receive upon exercise of these securities. Further, we have approximately 2.3 million shares available to issue under our current plans. The timing of the issuance, the duration of their vesting provision and the grant price will all impact the timing of any proceeds. However, we cannot estimate the amount of such proceeds at this time. The Board of Directors recently increased the number of shares authorized for repurchase. Currently, the Company has approximately two million shares available for repurchase. The timing of future repurchases and the price paid for the shares could have a material impact on our liquidity.

In June 2004, we extended our $3.0 million revolving credit facility with a financial institution. The extended credit facility bears interest at the prime rate and expires on August 31, 2004. This facility requires that the Company maintain various quarterly financial covenants including covenants related to tangible net worth, total liabilities and profitability. At June 30, 2004, we were in compliance with all covenants and had no amounts outstanding under this credit facility. As part of this credit facility, the financial institution issued an irrevocable standby letter of credit for approximately $120,000 in relation to a lease agreement executed in April 2004. The standby letter of credit expires on June 1, 2005. At June 30, 2004, we were in compliance with all covenants and had no amounts outstanding under this credit facility. We currently have no plans to borrow any amounts under this credit facility.

We had net deferred tax assets totaling $4.2 million at June 30, 2004. We believe that these assets will be realizable in the future. At December 31, 2003, we had federal and state net operating loss carry forwards (“NOLs”) of approximately $5.7 million and $7.1 million, respectively, the benefit of which is included in the deferred tax assets at those dates. These NOLs can be carried forward to offset future taxable income, if any. Our federal and state net operating loss carry forwards expire in 2006 through 2021, if not utilized. At December 31, 2003, we had federal and state research and development credits of approximately $2.3 million and $800,000, respectively. The federal credits expire in 2020 through 2023. We believe our NOLs and credits will be realizable in the future.

Our contractual obligations consisted of facility lease commitments, operating leases for office equipment, and capital leases for property and equipment. In April 2004, we announced a restructuring plan, and, as a part of that plan, we entered in to a new five-year lease commitment and subleased the remainder of our long-term San Francisco office leases. Gross lease payment obligations under the non-cancelable operating and capital lease are as follows (in thousands):

Year Ending December 31,	Operating Leases	Capital Lease	Total
Remainder of 2004	$940	$91	$1,031
2005	2,376	182	2,558
2006	2,215	182	2,397
2007	2,111	76	2,187
Thereafter	1,521	—	1,521

Total minimum lease payments	$9,163	$531	$9,694
Less: interest	—	45	45

Total lease obligations	$9,163	$486	$9,649

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

Our operating results have fluctuated from quarter to quarter. We believe that quarter-to-quarter comparisons of our historical results of operations are not indicative of our future performance. Our revenues and operating results may continue to vary significantly from quarter to quarter due to a number of factors, including the factors discussed below under the captions:

•	“If sales of DBArtisan fall, our revenues and income may decline;”

•	“Our operating results would be harmed if the recovery in information technology spending does not continue;”

•	“If we are not able to enhance our existing products to adapt to rapid technological change, or we introduce new products that do not achieve market acceptance, our revenues and earnings may suffer and we may experience loss of market share;”

•	“Large sales of our products and maintenance involve a lengthy sales cycle and are unpredictable, which could cause delays in recognizing revenue or the failure to obtain revenue;”

•	“Our high fixed operating expenses might adversely affect our profitability if future revenue expectations are not met;”

•	“We may have future non-recurring charges in the event of goodwill impairment;”

•	“We may be required to change our revenue recognition policies based on changing implementation guidelines and interpretations, which could cause our revenues and operating results to fluctuate unexpectedly;”

•	“If our products do not perform as expected, we may lose customers, our costs will increase and revenues may be delayed or lost;”

•	“Litigation could continue to increase our general and administrative expenses and harm our business;” and

•	“Acquisitions of companies or technologies may result in disruptions to our business.”

Seasonal variations in orders for our products also contribute to fluctuations in our quarterly operating results. These fluctuations are likely to cause corresponding volatility in our stock price, particularly if our operating results vary from analysts’ expectations.

If sales of DBArtisan fall, our revenues and income may decline.

A significant portion of our revenues is derived from sales of our DBArtisan product. For the six months ended June 30, 2004 and the years ended December 31, 2003 and 2002, DBArtisan accounted for approximately 32.7%, 38.3% and 42% respectively of our domestic license revenues. We expect that sales of DBArtisan will continue to represent a substantial portion of our license revenues for the foreseeable future. In addition, many of our customers initiate a relationship with us by purchasing DBArtisan. If demand for DBArtisan declines due to competition, technological change or other factors, our revenues and income may decline significantly.

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

The markets into which we sell our products are cyclical and are subject to general economic conditions. Although the information technology market appeared to have recovered in the second half of 2003 and first quarter of 2004, there was an abrupt downturn in the second quarter of 2004. Economic conditions remain uncertain and the recovery may not be sustained. Any renewed slowdowns in the database market or in general economic conditions would likely result in a reduction in demand for our products and our results of operations would be harmed.

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

These developments could make it more difficult for us and retain qualified members of our board of directors, or qualified executive officers. We are presently evaluating and monitoring regulatory developments and cannot estimate the timing and magnitude of additional costs we may incur as a result. To the extent these costs are significant; our general and administrative expenses are likely to increase.

Litigation could continue to increase our general and administrative expenditures and harm our business.

We have been subject to lawsuits as part of our normal course of business, including the suit brought against us by The Client Server Factory relating to our acquisition of Engineering Performance, Inc. in November 2000. This litigation is still pending and has contributed to an increase in our general and administrative expenses in 2004. The continued defense of this and any other such lawsuits could also result in the diversion of our management’s time and attention away from business operations, which could harm our business. In addition, litigation is expensive and unpredictable and could harm our financial condition.

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

Our success depends on the continued service of our executive officers and other key administrative, sales and marketing, research and development, and support personnel. None of our executive officers or key employees is bound by an employment agreement for any specific term, and we do not maintain any key person life insurance policies. Our vice president of sales resigned in January 2004, and we were not able to replace him until May 2004. It may take some time for our new vice president to rebuild our new sales management team, and we may miss sales targets if there is a prolonged interruption in our sales cycle. Further, if we lose the services of any of our other executive officers or key employees, or if one or more of them decide to join a competitor or otherwise compete directly or indirectly with us, our ability to manage our business effectively could be harmed.

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

We adopted SFAS No. 142 on January 1, 2002, and, as a result, we have ceased to amortize goodwill. Going forward, we will be required to test our goodwill for impairment on an annual basis or in the event of a significant change in our business. We performed an impairment test in September 2003 and determined that, at that time, there had been no impairment to goodwill. At June 30, 2004, our goodwill balance totaled $10.3 million. In the future, if we determine that this goodwill has been impaired, we will be required to take a non-recurring charge to write down this asset, which would adversely affect our earnings and book value.

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

Continued international political instability, evidenced by the threat or occurrence of terrorist attacks, enhanced national security measures, sustained military action in Afghanistan and Iraq, strained international relations with foreign governments and other international conflicts, may halt or hinder our ability to do business, may increase our costs, and may adversely affect our stock price. This continued instability may, for example, negatively impact the reliability and cost of transportation, negatively affect the desire of our employees and customers to travel, adversely affect our ability to obtain adequate insurance at reasonable rates, or require us to take extra security precautions for our domestic and international operations. In addition, this international political instability has had and may continue to have negative effects on financial markets, including significant price and volume fluctuations in securities markets. If this international political instability continues or escalates, our business and results of operations could be harmed and the market price of our common stock could decline.

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

We license our software products primarily under shrink-wrap licenses delivered electronically with our software products. Shrink-wrap licenses are not negotiated with or signed by individual licensees and purport to take effect upon installation of the product or downloading of the product from the Internet. These measures afford only limited protection. Policing unauthorized use of our products is difficult and we are unable to determine the extent to which piracy of our software exists. In addition, the laws of some foreign countries do not protect our proprietary rights as well as United States laws. We may have to enter into litigation to enforce our intellectual property rights or to determine the validity and scope of the proprietary rights of others with respect to our rights. Litigation is generally very expensive and can divert the attention of management from daily operations. Accordingly, any intellectual property litigation could disrupt our operations and harm our operating results. Further, the cost we may need to incur in connection with the defense of such lawsuits, if significant, could harm our financial condition.

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

Our executive officers and directors, in the aggregate, beneficially held 21.5% of our outstanding common stock as of June 30, 2004. In addition, despite their sales of our common stock over the past year, some of our founders who are no longer associated with us continue to hold a significant amount of our common stock. These groups of stockholders can significantly influence all matters requiring approval by our stockholders, including the approval of equity compensation plans, the election of directors and the approval of mergers or other business combination transactions.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our exposure to market risk for changes in interest rates primarily relates to our investment portfolio, which at June 30, 2004 included fixed-income securities with a fair value of approximately $55.5 million. The values of these securities are likely to decline if interest rates increase. However, due to the short maturities of our investments, an immediate 10 percent change in interest rates is not expected to have a material effect on our near-term financial condition or results of operations.

Foreign Exchange Risk

Our operations are conducted primarily in the United States and are denominated in United States Dollars. A small and potentially growing portion of our sales originate through our European subsidiary and are denominated in Pounds Sterling. From time to time, we enter into forward exchange contracts to hedge against fluctuations in the Pound Sterling relative to the U.S. Dollar. Gains and losses on these contracts are generally recognized in the consolidated statement of operations at the time that the related transactions being hedged are recognized. Because the effect of movements in currency exchange rates on forward exchange contracts generally offset the related effect on the underlying items being hedged, use of these instruments is not expected to subject us to risks that would otherwise result from changes in currency exchange rates. We do not use derivative financial instruments for trading or speculative purposes. We did not use derivative financial instruments in the three and six months ended June 30, 2004 and 2003.

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

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Information with respect to this item is incorporated by reference to Note 10 of the Notes to the Condensed Consolidated Financial Statements included herein on page 14 of this Quarterly Report on Form 10-Q.

ITEM 2. CHANGES IN USE OF SECURITIES AND USE OF PROCEEDS

The table set forth below describes the shares of common stock repurchased by the Company during the period covered by this report. All shares were repurchased pursuant to the Company’s publicly announced stock repurchase program approved by the Board of Directors in September 2001 and amended as of July 2002 and July 2004, which permits the Company to repurchase up to an aggregate of 3,230,00 shares of common stock. Under this stock repurchase program, depending on market conditions and other factors, the Company may make repurchases from time to time in the open market and in negotiated transactions, including block transactions. This stock repurchase program may be terminated at any time (in thousands, except average price paid per share):

	Number of Shares Purchased in period	Average Price Paid Per Share	Cumulative Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased under Plans or Programs
April 1 – April 30, 2004	—	$—	1,162	1,068

May 1 – May 31, 2004	10	$11.48	1,172	1,058

June 1 – June 30, 2004	42	$11.23	1,214	1,016

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Embarcadero’s Annual Meeting of Stockholders was held on June 15, 2004. At that time, there were present in person or by proxy 25,850,785 shares representing 94% of the total votes. Stockholders (1) elected two Class I directors to hold offices for a term of three years and until their successors are elected and qualified; (2) ratified the adoption of the Company’s 2004 Equity Incentive Plan; and (3) ratified the appointment of PricewaterhouseCoopers LLP as Embarcadero’s independent registered public accounting firm for the year ending December 31, 2004.

Results of stockholder voting were as follows:

(a)	To elect two three-year term Class I members serving on the Board of Directors.

Election of Director	Votes For	Votes Withheld
Timothy C.K. Chou	25,190,764	660,021
Frank M. Polestra	25,337,861	512,924

(b)	To approve the adoption of the Company’s 2004 Equity Incentive Plan.

Votes For	Votes Against	Votes Abstain	Broker Non-Vote
14,657,229	7,463,245	1,524	3,728,787

(c)	To ratify the appointment of PricewaterhouseCoopers LLP as the Company’s registered independent public accounting firm for the year ending December 31, 2004.

Votes For	Votes Against	Votes Abstain	Broker Non-Vote
25,352,949	497,026	810	0

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

The following documents are furnished as Exhibits to this Report:

10.1(1)	2004 Equity Incentive Plan.

31.1	Certification of Stephen Wong pursuant to Rule 13a-14(a) of the Securities and Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Raj Sabhlok pursuant to Rule 13a-14(a) of the Securities and Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Stephen Wong pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Raj Sabhlok pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to Exhibit 99.1 to Embarcadero’s Form S-8 (File No. 333-117958), as filed on August 5, 2004.

(b) Reports on Form 8-K:

On April 20, 2004, we furnished the SEC with a Current Report on Form 8-K under Item 12 to report the issuance of a press release announcing financial results for the first quarter of 2004.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EMBARCADERO TECHNOLOGIES, INC.

By:	/s/ RAJ SABHLOK
Raj Sabhlok
Chief Financial Officer and Senior Vice President of Corporate Development

Date: August 9, 2004