Form 10-Q/A
period 2004-03-31
EMBARCADERO TECHNOLOGIES INC
filed 2005-01-18
CIK 1107112

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

Amendment No. 1 to Form 10-Q

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

The number of shares outstanding of the Registrant’s Common Stock as of December 31, 2004 was 26,326,813.

INTRODUCTORY NOTE

The Audit Committee of our Board of Directors recently completed an investigation focused on our revenue recognition practices related to transactions with certain distributors and resellers, principally those of our United Kingdom subsidiary, Embarcadero Europe Ltd. (“Embarcadero Europe”). Upon completion of this investigation, we concluded that it was necessary to restate certain financial data to properly reflect sales to certain international distributors and resellers on a sell-through basis, which is consistent with our revenue recognition policy, for the quarters ended March 31 and June 30, 2004.

We are today filing amended Forms 10-Q to restate our financial results with respect to the quarterly periods ended March 31 and June 30, 2004. We are also filing our Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, which was delayed during the investigation into the issues surrounding this financial restatement.

Generally, no attempt has been made in this Form 10-Q/A to modify or update other disclosures presented in the original report on Form 10-Q except as required to reflect the effects of the restatement. This Form 10-Q/A generally does not reflect events occurring after the filing of the original Form 10-Q or modify or update those disclosures affected by subsequent events. Information not affected by the restatement is unchanged and reflects the disclosures made at the time of the original filing of the Form 10-Q. Accordingly, this Form 10-Q/A should be read in conjunction with our filings made with the Securities and Exchange Commission subsequent to the filing of the original Form 10-Q, including any amendments to those filings. The following items have been amended as a result of the restatement:

•	Part I, Item 1, Financial Information, has been revised to reflect the restatement;

•	Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, has been revised to reflect the restatement;

•	Part I, Item 4, Controls and Procedures; and

•	Part II, Item 6, Exhibits and Reports on Form 8-K.

Our Chief Executive Officer and Chief Financial Officer have also reissued their certifications required by Sections 302 and 906 of the Sarbanes-Oxley Act.

We are restating our financial results for the three and six months ended March 31 and June 30, 2004, to conform to our internal revenue recognition policies to recognize revenue from sales by distributors and resellers on a sell-through basis, and to correct an error in calculating the amortization of our deferred revenue related to maintenance contracts generated by Embarcadero Europe in the quarter ended June 30, 2004. The restatement excludes revenue previously recognized from certain distributors and resellers, and defers it until all criteria for the recognition of revenue have been satisfied. Further, the restatement corrects an error in calculating the amortization of our deferred revenue related to maintenance contracts generated by Embarcadero Europe. As a result of the restatement, total revenues have decreased by $181,000 for the quarter ended March 31, 2004, $366,000 for the quarter ended June 30, 2004, and $547,000 for the six months ended June 30, 2004; net income has decreased by $130,000 for the quarter ended March 31, 2004, net loss increased by $326,000 for the quarter ended June 30, 2004, and net income has decreased by $456,000 for the six months ended June 30, 2004; and diluted earnings per share has decreased $0.01 for the quarter ended March 31, 2004, basic and diluted loss per share increased by $0.01 for the quarter ended June 30, 2004, and basic and diluted earnings per share decreased by $0.02 for the six months ended June 30, 2004.

None of the adjustments resulting from the restatement has any impact on cash balances for any period. However, our condensed consolidated statements of cash flows have been restated to reflect the restated income, and revisions to certain balance sheet accounts. There were no other changes to the cash flows statements.

Additional detail regarding the restatement is discussed below in Note 1 of our Notes to Condensed Consolidated Financial Statements.

EMBARCADERO TECHNOLOGIES, INC.

PART I- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EMBARCADERO TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

(unaudited)

	March 31, 2004	December 31, 2003
	(restated)
ASSETS

Current Assets:
Cash and cash equivalents	$38,915	$45,066
Short-term marketable securities	23,197	12,901
Trade accounts receivable, net	8,814	8,237
Prepaid expenses and other current assets	1,942	1,670
Deferred income taxes	465	465

Total current assets	73,333	68,339

Property and equipment, net	3,070	3,259
Goodwill	10,337	10,337
Other intangible assets, net	490	692
Deferred income taxes	3,711	3,711
Other assets, net	3,176	3,692

Total assets	$94,117	$90,030

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$262	$1,011
Accrued liabilities	5,148	5,098
Deferred revenue	13,819	13,219

Total current liabilities	19,229	19,328
Long-term deferred revenue	182	251
Long-term restructuring accrual	107	203

Total liabilities	19,518	19,782

Stockholders’ Equity:
Common stock at $0.001 par value	28	28
Treasury stock	(6,287)	(6,287)
Additional paid-in capital	82,069	80,145
Accumulated other comprehensive income	384	374
Deferred stock-based compensation	(1,198)	(1,519)
Accumulated deficit	(397)	(2,493)

Total stockholders’ equity	74,599	70,248

Total liabilities and stockholders’ equity	$94,117	$90,030

The accompanying notes are an integral part of these condensed consolidated financial statements.

EMBARCADERO TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three months ended March 31,
	2004	2003
	(restated)
Revenues:
License	$7,207	$6,347
Maintenance	7,037	5,861

Total revenues	14,244	12,208

Cost of revenues:
License	209	100
Amortization of acquired technology	555	555
Maintenance	622	588

Total cost of revenues	1,386	1,243

Gross profit	12,858	10,965

Operating expenses:
Research and development	3,774	3,790
Sales and marketing	5,111	4,895
General and administrative	1,213	1,302

Total operating expenses	10,098	9,987

Income from operations	2,760	978
Other income, net	151	126

Income before provision for income taxes	2,911	1,104
Provision for income taxes	(815)	(208)

Net income	$2,096	$896

Net income per share:
Basic	$0.08	$0.03

Diluted	$0.07	$0.03

Shares used in per share calculation:
Basic	27,122	26,652

Diluted	29,103	28,255

Non-cash stock-based compensation included in the above expenses:
Research and development	$—	3
Sales and marketing	149	105
General and administrative	146	150

	$295	$258

The accompanying notes are an integral part of these condensed consolidated financial statements.

EMBARCADERO TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2004	2003
	(restated)
Cash from Operating Activities:
Net income	$2,096	$896
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	487	535
Recovery of doubtful accounts	(24)	(47)
Amortization of developed technology	488	370
Amortization of other intangible assets	202	202
Amortization of deferred stock-based compensation	237	258
Issuance of options in exchange for services	58	—
Changes in assets and liabilities:
Trade accounts receivable	(435)	1,218
Prepaid expenses and other assets	(344)	59
Accounts payable and other accrued liabilities	(831)	(191)
Deferred revenue	480	426

Net cash provided by operating activities	2,414	3,726

Cash from Investing Activities:
Purchase of marketable securities	(10,296)	(7,236)
Maturities of marketable securities	—	1,700
Sales of marketable securities	—	13,267
Purchase of property and equipment	(296)	(434)
Technology acquired and developed	(15)	(105)

Net cash provided by (used in) investing activities	(10,607)	7,192

Cash from Financing Activities:
Payments for repurchase of common stock	—	(1,171)
Proceeds from exercise of stock options	1,952	1

Net cash provided by (used in) financing activities	1,952	(1,170)

Effect of exchange rate changes on cash and cash equivalents	90	(27)

Net increase in cash and cash equivalents	(6,151)	9,721
Cash and cash equivalents at the beginning of the period	45,066	15,870

Cash and cash equivalents at the end of the period	$38,915	$25,591

The accompanying notes are an integral part of these condensed consolidated financial statements.

EMBARCADERO TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1—THE COMPANY AND BASIS OF PRESENTATION

Restatement

The Audit Committee of our Board of Directors recently completed an investigation focused on our revenue recognition practices related to transactions with certain distributors and resellers, principally those of our United Kingdom subsidiary, Embarcadero Europe Ltd. (“Embarcadero Europe”). Upon completion of this investigation, we concluded that it was necessary to restate certain financial data to properly reflect sales to certain international distributors and resellers on a sell-through basis, which is consistent with our revenue recognition policy, for the quarters ended March 31 and June 30, 2004.

The Audit Committee’s independent investigation concluded on January 5, 2005, and identified certain revenue recognition practices that were determined not to be in compliance with our stated revenue recognition policy. Pursuant to our stated policy, we recognize revenue from sales by distributors and resellers on a sell-through basis, meaning that revenue is recognized only when persuasive evidence of an arrangement with an end user exists and all other revenue recognition criteria are met. The investigation resulted in the conclusion that revenue from certain transactions entered into during 2004 between Embarcadero Europe and certain of its distributors and resellers had not been recorded on a sell-through basis, thereby resulting in fees that were not fixed and determinable as required by Statement of Position (SOP) 97-2, Software Revenue Recognition.

As a result of the investigation, the Audit Committee determined that certain distributors and resellers had an implied right to (i) pay us only when they were paid by end users, (ii) return product in the event that a sale to an end user was ultimately not consummated or (iii) pay us on extended terms beyond their initial contractual obligations. Had we accounted for the subject transactions giving consideration to these implied rights, we would not have recorded revenues in the period in which they were originally recorded, as the fees associated with the contracts would not have been fixed and determinable.

As a result of the foregoing factors, the Company’s unaudited condensed consolidated financial statements for the three months ended March 31, 2004 and June 30, 2004 have been restated from amounts previously reported. The restatement reflects sales to our international distributors and resellers on a sell-through basis assuming all other criteria for the recognition of revenue have been satisfied.

The accompanying condensed consolidated financial data presents the Company’s condensed consolidated statements of operations for the three months ended March 31, 2004 and restated consolidated balance sheet items as of March 31, 2004 on a comparative basis showing the amounts as originally reported and as restated.

A summary of the significant effects of the restatement follows:

Summary of the Significant Effects of the Restatement on the Statement of Operations

	For the three months ended March 31, 2004
	As Previously Reported	Adjustments	As Restated
Revenues:
License	$7,379	$(172)	$7,207
Maintenance	7,046	(9)	7,037

Total revenues	14,425	(181)	14,244

Cost of revenues	1,386	—	1,386

Gross profit	13,039	(181)	12,858

Operating expenses	10,098	—	10,098

Income from operations	2,941	(181)	2,760

Other income, net	151	—	151
Provision for income taxes	(866)	51	(815)

Net income	$2,226	$(130)	$2,096

Net income per share:
Basic	$0.08		$0.08
Diluted	$0.08		$0.07

Summary of the Significant Effects of the Restatement on the Balance Sheet

	As of March 31, 2004
	As Previously Reported	Adjustments	As Restated
Trade accounts receivable, net	$9,039	$(225)	$8,814
Accrued liabilities	$5,200	$(52)	$5,148
Deferred revenue	$13,862	$(43)	$13,819
Accumulated deficit	$(267)	$(130)	$(397)

None of the adjustments described above has any impact on cash balances for any period. However, our condensed consolidated statements of cash flows and certain items in the cash provided by operating activities have been restated to reflect the restated net income, and revisions to certain balance sheet accounts. There were no other changes to the consolidated statements of cash flows.

The Company and Basis of Presentation

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

The Company markets its software and related maintenance services directly through telesales and field sales organizations in the United States, the United Kingdom and Australia, and indirectly through independent distributors and resellers worldwide.

The accompanying unaudited condensed consolidated financial statements reflect all adjustments, which, in the opinion of the Company, are necessary for a fair statement of the results for the interim periods presented. All such adjustments are normal recurring adjustments. These financial statements have been prepared in accordance with generally accepted accounting principles related to interim financial statements and the applicable rules of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The balance sheet at December 31, 2003, was derived from the audited financial statements, but it does not include all disclosures required by generally accepted accounting principles.

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

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES

Stock-Based Compensation

Pursuant to SFAS No. 123, Accounting for Stock-Based Compensation, the Company accounts for employee stock options under Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and follows the disclosure-only provisions of SFAS No. 123. Under APB No. 25, compensation expense is based on the difference, if any, on the date of the grant, between the estimated fair value of the Company’s common stock and the exercise price of options to purchase that stock. For purposes of estimating the compensation cost of the Company’s option grants in accordance with SFAS No. 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. If the Company had determined its compensation cost for the Company’s stock-based compensation plan based on the fair value at the grant dates for the awards under a method prescribed by SFAS No. 123, the Company’s net income would have been changed to the pro forma net income indicated below (in thousands, except per share amounts):

	Three months ended March 31,
	2004	2003
	(restated)
	(unaudited)
Net income, as reported	$2,096	$896
Employee stock-based compensation expense included in reported net income, net of tax	141	217
Total employee stock-based compensation expense determined under fair value, net of tax	(669)	(774)

Pro forma net income	$1,568	$339

Basic net income per share:
As reported	$0.08	$0.03
Pro forma	$0.06	$0.01

Diluted net income per share:
As reported	$0.07	$0.03
Pro forma	$0.05	$0.01

The fair value of each option grant is estimated on the date of grant using the fair value method with the following weighted average assumptions:

	Three Months Ended March 31,
	2004	2003
Risk-free interest rate	2.40-2.65%	2.20-2.40%
Expected life	4	4
Expected dividends	$—	$—
Volatility	99%	113%

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities. In general, a variable interest entity (“VIE”) is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires a VIE to be consolidated by a company if that company is subject to a majority of the risk of loss from the VIE’s activities or is entitled to receive a majority of the VIE’s residual returns or both. The consolidation requirements of FIN 46 are effective immediately for VIEs created after January 31, 2003. The consolidation requirements for older VIEs are effective for financial statements of interim or annual periods beginning after June 15, 2003. However, in October 2003, the FASB deferred the effective date of FIN 46 for older VIEs to the end of the first interim or annual period ending after December 15, 2003. Certain of the disclosure requirements are effective for all financial statements issued after January 31, 2003, regardless of when the VIE was established. Because we do not currently have any unconsolidated variable interest entities where we are the primary beneficiary, the adoption of FIN 46 did not have an impact on our financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. In November 2003, the FASB issued FASB Staff Position No. FASB 150-3 which deferred the measurement provisions of SFAS No. 150 indefinitely for certain mandatory redeemable non-controlling interests that were issued before November 5, 2003. The FASB plans to reconsider implementation issues and, perhaps, classification or measurement guidance for those non-controlling interests during the deferral period. To date, the effective provisions of SFAS No. 150 did not have an impact on the Company’s results of operations, financial position or cash flows since we do not currently have any financial instruments affected by the standard. While the effective date of certain elements of SFAS No. 150 have been deferred, the adoption of SFAS No. 150 when finalized is not expected to have an impact on the Company’s financial position, results of operations or cash flows, since we do not currently have any financial instrument effected by the standard.

NOTE 3— OTHER COMPREHENSIVE INCOME

Other comprehensive income consists of unrealized gain (loss) on available-for-sale investments and foreign currency translation adjustments during the period.

The components of comprehensive income are as follows (in thousands):

	Three months ended March 31,
	2004	2003
	(restated)
	(unaudited)
Net income, as reported	$2,096	$896
Unrealized gain (loss) on available-for-sale investments	4	(112)
Foreign currency translation adjustments	6	(18)

Comprehensive income	$2,106	$766

NOTE 4—EARNINGS PER SHARE

Basic net income per share excludes the effect of the potentially dilutive securities and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted net income per share reflects the potential dilution of securities by adding dilutive common stock options and shares subject to repurchase to the weighted average number of common shares outstanding for the period.

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net income per share is as follows (in thousands, except per share data):

	Three months ended March 31,
	2004	2003
	(restated)
	(unaudited)
Calculation of basic net income per share:
Net income	$2,096	$896

Weighted average common shares outstanding	27,122	26,652
Net income per share, basic	$0.08	$0.03

Calculation of diluted net income per share:
Net income	$2,096	$896

Weighted average - common shares outstanding	27,122	26,652
Dilutive securities - common stock options and shares subject to repurchase	1,981	1,603

Weighted average - common shares outstanding and potentially dilutive common shares	29,103	28,255

Net income per share, diluted	$0.07	$0.03

Anti-dilutive common stock options and shares subject to repurchase, not included in net income per share calculation	671	1,668

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

A summary of the restructuring accrual is as follows (in thousands):

	Facility Leases, Net of Sublease Income	Write Down of Leasehold Improvements	Other Restructuring Expenses	Total
	(unaudited)
Total related impairment loss recognized	$1,043	$343	$104	$1,490
Non-cash reduction in accrual	—	(343)	—	(343)
Increase in lease related accrual	160	—	—	160
Net cash payments	(790)	—	(104)	(894)

Accrual as of December 31, 2003	$413	$—	$—	$413
Net cash payments in 2004	(96)	—	—	(96)

Accrual balance as of March 31, 2004	$317	$—	$—	$317

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

The Company’s geographic sales data is based on customer location as defined by the following regions: North America, United Kingdom and Other. The Company’s wholly owned subsidiary, Embarcadero Europe Ltd., transacts all sales in Europe, the Middle East, Australia and Africa. Various distributors and resellers handle sales in regions outside Europe, the Middle East, Australia, Africa and North America.

Revenues and long-lived assets by geographic regions are as follows (in thousands):

	Three months ended March 31,
	2004	2003
	(restated)
	(unaudited)
Revenues:
North America	$11,175	$9,700
United Kingdom	1,155	883
Other	1,914	1,625

Total	$14,244	$12,208

Long-lived assets by geographic regions are as follows:

	As of March 30, 2004	As of December 31, 2003
	(unaudited)
Long lived assets:
North America	$2,877	$3,059
United Kingdom	178	183
Other	15	17

	$3,070	$3,259

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

While we believe that the Company’s defenses to the claims of The Client Server Factory Inc. are meritorious and the Company intends to defend itself vigorously, no estimate can be made of the possible loss or possible range of loss associated with the resolution of this contingency and accordingly, the Company has not recorded a liability. As the litigation is at an early stage and is uncertain, the Company is unable to predict an outcome at this time and an unfavorable outcome may have a material adverse effect on its financial position, results of operations or cash flows.

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

In April 2004, the Company entered into a non-cancelable five-year operating lease agreement for its headquarters in San Francisco, California. The objective of this lease agreement was to consolidate excess office facilities in San Francisco, California and improve our operating efficiencies. In conjunction with the execution of the new lease, the Company subleased its other San Francisco long-term lease contract. As a result, in April 2004, the Company announced its intention to record a restructuring and impairment charge between $4.4 million and $4.6 million primarily related to the consolidation of its excess office space in San Francisco.

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

Restatement of Financial Statements

As discussed above, the Audit Committee of our Board of Directors recently completed an investigation focused on our revenue recognition practices related to transactions with certain distributors and resellers, principally those of our United Kingdom subsidiary, Embarcadero Europe Ltd. (“Embarcadero Europe”). Upon completion of this investigation, we concluded that it was necessary to restate certain financial data to properly reflect sales to certain international distributors and resellers on a sell-through basis, which is consistent with our revenue recognition policy, for the quarters ended March 31 and June 30, 2004.

The Audit Committee’s independent investigation concluded on January 5, 2005, and identified certain revenue recognition practices that were determined not to be in compliance with our stated revenue recognition policy. Pursuant to our stated policy, we recognize revenue from sales by distributors and resellers on a sell-through basis, meaning that revenue is recognized only when persuasive evidence of an arrangement with an end user exists and all other revenue recognition criteria are met. The investigation resulted in the conclusion that revenue from certain transactions entered into during 2004 between Embarcadero Europe and certain of its distributors and resellers had not been recorded on a sell-through basis, thereby resulting in fees that were not fixed and determinable as required by Statement of Position (SOP) 97-2, Software Revenue Recognition.

As a result of the investigation, the Audit Committee determined that certain distributors and resellers had an implied right to (i) pay us only when they were paid by end users, (ii) return product in the event that a sale to an end user was ultimately not consummated or (iii) pay us on extended terms beyond their initial contractual obligations. Had we accounted for the subject transactions giving consideration to these implied rights, we would not have recorded revenues in the period in which they were originally recorded, as the fees associated with the contracts would not have been fixed and determinable.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations gives effect to the restatement of our consolidated financial statements for the quarter ended March 31, 2004, as stated in greater detail in Note 1 of our Notes to Condensed Consolidated Financial Statements.

As a result of the foregoing, for the quarter ended March 31, 2004, total revenues decreased from $14.4 million to $14.2 million, net income decreased from $2.2 million to $2.1 million, and diluted earnings per share decreased from $0.08 to $0.07 per share.

The restatement adjustments did not materially affect our reported deferred revenue balances for the quarter ended March 31, 2004. None of the adjustments described above has any impact on cash balances or net cash provided by operating activities for any period. However, our condensed consolidated statements of cash flows and certain items in the cash provided by operating activities have been restated to reflect the restated net income and revisions to certain balance sheet accounts. There were no other changes to the consolidated statements of cash flows.

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

In 2001, 2002, and the first half of 2003, global economic conditions had a negative impact on IT spending and affected sales of our products. However, we saw an improvement in license sales in the second half of 2003 as customers seemed more willing to spend money to bolster their IT infrastructures. In the first quarter of 2004, we noticed some improvements on the fundamentals of our market. Based on these trends, we are cautiously optimistic for IT spending to accelerate during the remainder of 2004. Stronger IT spending in the first quarter of 2004 and a broader product offering, increased our total revenues to $14.2 million for the three months ended March 31, 2004, as compared to $12.2 million for the corresponding period in 2003.

Most of our operating expenses are related to personnel and related overhead costs, facilities, outside research and development contractors, and legal and other professional service costs. Over the past 12 months, we reduced headcount by over 10%, and concentrated on controlling operating costs, as we believed that we could gain efficiencies in our operations. Total operating expenses were relatively unchanged at $10.1 million for the three months ended March 31, 2004, as compared to $10.0 million for the corresponding period in 2003, while total revenues increased 17% for the same period.

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

Products may be sold through distributors and resellers in the United States and certain international markets. Revenues from software license fees and maintenance contracts sold through distributors and resellers are recognized on the sell-through basis. Distributors and resellers purchase products to fulfill specific customer orders and generally do not hold inventory of our products.

The Company also enters into arrangements with Original Equipment Manufacturers (“OEM”) that provide for license fees based on inclusion of the Company’s products in their OEM products. These arrangements often provide for non-refundable and upfront minimum royalty payments that are recognized either immediately or on a sell-through basis when due, assuming all other revenue recognition criteria are met. The OEM arrangements usually include maintenance and support contracts. The Company allocates revenues to the delivered elements of the arrangements using the residual value method based on the VSOE for undelivered items.

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentage relationship of certain items from the Company’s condensed consolidated statements of operations to total revenues:

	Three months ended March 31,
	2004	2003
	(restated)
	(unaudited)
Revenues:
License	50.6%	52.0%
Maintenance	49.4	48.0

Total revenues	100.0	100.0

Cost of revenues:
License	1.5	0.8
Amortization of acquired technology	3.9	4.6
Maintenance	4.3	4.8

Total cost of revenues	9.7	10.2

Gross profit	90.3	89.8

Operating expenses:
Research and development	26.5	31.0
Sales and marketing	35.9	40.1
General and administrative	8.5	10.7

Total operating expenses	70.9	81.8

Income from operations	19.4	8.0
Other income, net	1.0	1.0

Income before provision for income taxes	20.4	9.0
Provision for income taxes	(5.7)	(1.7)

Net income	14.7%	7.3%

Total Revenues. Total revenues were $14.2 million for the three months ended March 31, 2004, an increase of 16.7% over the $12.2 million reported for the comparable period in 2003.

	Three months ended March 31,
	2004	2003	Percentage Change
	(restated)
	(unaudited)
Revenues:
License	$7,207	$6,347	13.5
Maintenance	7,037	5,861	20.1

Total revenues	$14,244	$12,208	16.7

License. License revenues were $7.2 million for the three months ended March 31, 2004, representing a 13.5% increase over the $6.3 million reported for the comparable period in 2003. The increase in license revenues was due to improvement in the sales pipeline and better sales closure rates, as well as customer adoption of new products and product bundles. In addition, we received a benefit of approximately $200,000 as a result of the devaluation of the U.S. Dollar relative to the British Pound. Future license revenues cannot be predicted and will vary based on IT spending patterns, demand for DBArtisan and our other existing products, acceptance of our new products, changes in product pricing, competitive conditions and other related factors.

Maintenance. Maintenance revenues were $7.0 million for the three months ended March 31, 2004, representing a 20.1% increase over the $5.9 million reported for the comparable period in 2003. The increase in maintenance revenues was due two central factors: new licenses sold and renewals of existing maintenance and support contracts. In addition, we received a benefit of approximately $140,000, as a result of the devaluation of the U.S. Dollar relative to the British Pound. Future license revenues cannot be predicted and will vary based on the factors that we discussed above. Our maintenance and support renewal rates, however, have historically been consistent, and we expect them to remain at the current level in the near future. Therefore, we expect maintenance revenues to grow slightly as a function of new license sales as well as renewal of the maintenance and support contracts based on historical patterns.

Cost of Revenues

License. Cost of license revenues consists primarily of amortization of internally developed and capitalized software development costs, royalties, credit card processing fees and product media and packaging. Cost of license revenues was $209,000 for the three months ended March 31, 2004, or 2.9% of license revenues, as compared to $100,000, or 1.6% of license revenues, for the comparable period in 2003. The increase in absolute dollars for the three months ended March 31, 2004, from the comparable period in 2003, was primarily due to an increase in amortization of internally developed and capitalized software of approximately $120,000 relating to a product that was released in the third quarter of 2003. This increase, however, was somewhat offset by a decrease in product media, packaging costs and credit card processing fees of approximately $30,000 due to a slightly lower volume of transactions in the current quarter. Cost of license revenues as a percentage of license revenues may vary in the future depending upon the mix of internally developed versus purchased or licensed products and the volume and mix of the completed license transactions. At March 31, 2004, the net book value of our internally developed and capitalized software is approximately $1.4 million and has a remaining life of approximately 2.5 years.

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

Maintenance. Cost of maintenance revenues consists primarily of customer support personnel and related expenses, including payroll, employee benefits and allocated overhead. Cost of maintenance revenues was $622,000 for the three months ended March 31, 2004, or 8.8% of maintenance revenues, as compared to $588,000, or 10.0% of maintenance revenues, for the comparable period in 2003. The increase in absolute dollars for the three months ended March 31, 2004, from the comparable period in 2003, was primarily due to one additional headcount and an increase in other operating expenditures in our U.K. subsidiary, as well as an unfavorable foreign currency exchange rate fluctuations for a total of $48,000. This increase, however, was partially offset by lower costs of $13,000 in the U.S. We expect to hire additional personnel to support our expanding product line and customer base. When we hire such personnel, we expect the cost of maintenance revenues to increase in absolute dollars and potentially to increase as a percentage of maintenance revenues if we hire the additional personnel in advance of an increase in the related revenue.

Operating Expenses

Research and Development. Research and development expenses consist primarily of personnel and related expenses, including payroll and employee benefits, expenses for facilities and payments made to outside software development contractors. Research and development expenses were $3.8 million, or 26.5% of revenues, for the three months ended March 31, 2004, and $3.8 million, or 31.0% of revenues, for the comparable period in 2003. The research and development expenditures remained unchanged in absolute dollars for the three months ended March 31, 2004, from the comparable period in 2003. There was, however, a shift in wage related expenses from our U.S. operations to our Canadian subsidiary. Throughout 2003, we focused on strengthening our Canadian research and development group. We also reduced the number of outside consultants. We anticipate that we will continue to invest significant resources into research and development activities in order to develop new products, advance the technology in our existing products and to develop new business opportunities.

Sales and Marketing. Sales and marketing expenses consist primarily of personnel and related expenses, commissions earned by sales personnel, non-cash stock-based compensation, trade shows, travel and other marketing communication costs, such as advertising and other marketing programs. Sales and marketing expenses were $5.1 million for the three months ended March 31, 2004, or 35.9% of revenues, and $4.9 million or 40.1% of revenues, for the comparable period in 2003. The increase in absolute dollars of sales and marketing expenditures for the three months ended March 31, 2004, from the comparable period in 2003, was mainly due to unfavorable foreign currency exchange rate fluctuations of approximately $140,000. The increase was also due to the cost of expansion of our Australian subsidiary, where we added three employees, which increased the operating costs of the Australian subsidiary by approximately $50,000. We expect to continue investing in the sales and marketing of our new products as we launch and sell our new products, develop market opportunities and promote our competitive position. Accordingly, we expect sales and marketing expenses to continue to constitute a significant portion of our overall spending in the near future.

General and Administrative. General and administrative expenses consist primarily of personnel and related expenses, general operating expenses and non-cash stock-based compensation. General and administrative expenses were $1.2 million, or 8.5% of revenues, for the three months ended March 31, 2004 and were $1.3 million, or 10.7% of revenues, for the comparable period in 2003. The decreases in absolute dollars and as a percentage of revenues were primarily due to a $90,000 decline in wage related costs related to a reduction in headcount of three, as well as an $80,000 reduction in professional services. This decline, however, was partially offset by an increase of $80,000 in the U.K., mainly due to unfavorable foreign currency exchange rate fluctuations. We anticipate that general and administrative expenses to increase in the near future as we continue to incur costs to comply with the additional rules and regulations promulgated by the SEC and the Nasdaq National Market. These increased costs include the hiring of additional personnel, as well as costs related to outside legal, accounting and advisory services.

Provision for Income Taxes. Under SFAS No. 109, Accounting for Income Taxes (“SFAS No. 109”), deferred assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse. SFAS No. 109 provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Provisions for income taxes were $815,000 and $208,000 for the three months ended March 31, 2004 and 2003, respectively. The estimated effective tax rates for the three months ended March 31, 2004 and 2003, were approximately 28% and 19%, respectively. The increase in the effective tax rate is primarily due to a projected reduction in available research and development tax credits.

We expect the effective tax rate to decline in the second quarter of 2004 upon recognition of the anticipated $4.4 million to $4.6 million restructuring and impairment charge that we announced in April 2004. Current accounting pronouncements require that the tax impact of a “distinct event” be recognized in the same quarter as the event. We expect, however, for the effective tax rate to normalize in the quarters subsequent to the second quarter.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities. In general, a variable interest entity (“VIE”) is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires a VIE to be consolidated by a company if that company is subject to a majority of the risk of loss from the VIE’s activities or is entitled to receive a majority of the VIE’s residual returns or both. The consolidation requirements of FIN 46 are effective immediately for VIEs created after January 31, 2003. The consolidation requirements for older VIEs are effective for financial statements of interim or annual periods beginning after June 15, 2003. However, in October 2003, the FASB deferred the effective date of FIN 46 for older VIEs to the end of the first interim or annual period ending after December 15, 2003. Certain of the disclosure requirements are effective for all financial statements issued after January 31, 2003, regardless of when the VIE was established. Because we do not currently have any unconsolidated variable interest entities, the adoption of FIN 46 did not have an impact on our financial position or results of operations.

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

Net cash provided by operating activities was $2.4 million and $3.7 million for the three months ended March 31, 2004 and 2003, respectively. The $1.3 million decline was primarily due to an increase of $1.7 million in accounts receivable and $403,000 in prepaid assets, as well as a decline of $640,000 in accounts payable and accrued liabilities. These changes were partially offset by an increase of $1.2 million in net income and deferred revenue of $54,000, as well as an increase in non-cash items of $130,000 for the three months ended March 31, 2004, from the comparable period in 2003. The non-cash items include depreciation and amortization of property and equipment and intangible assets as well as amortization of deferred stock-based compensation and options issued in exchange for services. These non-cash items may increase or decrease and, as a result, positively or negatively impact our future operating results, but they will not have a corresponding impact on our cash flows.

Our primary source of operating cash flows is the collection of accounts receivable from our customers. We measure the effectiveness of our collections efforts by an analysis of accounts receivable daily sales outstanding (DSO). Collection of accounts receivable and related DSO will fluctuate in future periods due to the timing and amount of our future revenues and the effectiveness of our collection efforts. In the future, collections could fluctuate depending on the payment terms we extend to our customers, which historically is generally net thirty days.

In addition, our operating cash flows may be impacted in the future by the timing of payments to our vendors for accounts payable. We typically pay our vendors and service providers in accordance with their invoice terms and conditions. The timing of cash payments in future periods will be impacted by the nature of accounts payable arrangements and management’s assessment of our cash inflows.

For the three months ended March 31, 2004, cash used in investing activities was ($10.6) million due primarily to the acquisition of ($10.3) million of available for sale short-term investments. For the three months ended March 31, 2003, cash provided by investing activities was $7.2 million due primarily to proceeds from the net maturities and sales of short-term investments of $7.7 million. To a lesser extent for the three months ended March 31, 2004 and 2003, respectively, we used cash of ($296,000) and ($434,000) to acquire property and equipment. We invest in available for sale short-term investments to maximize our investment yields. We expect to continue to acquire these investments in the future and receive proceeds from them as they mature or are sold.

In the second quarter of 2004, we anticipate an increase in capital expenditures of approximately $1 million for the build out of our tenant improvements related to the lease we signed in April 2004. We plan to finance these costs with cash from operations, or if advantageous, with capital lease financing. Our capital expenditures should normalize for the third and fourth quarters of 2004.

Net cash provided by used in by financing activities were $2.0 million and $1.2 million for the three months ended March 31, 2004 and 2003, respectively. For the three months ended March 31, 2004 and 2003, the proceeds from exercise of stock options were $2.0 million and $1,000, respectively. For the three months ended March 31, 2003, net cash used in financing activities of $1.2 million was for the repurchase of common stock pursuant to a plan approved by our Board of Directors in September 2001 and amended in July 2002. We did not repurchase any of our common stock under this program during the three months ended March 31, 2004.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our exposure to market risk for changes in interest rates primarily relates to our investment portfolio, which at March 31, 2004 included fixed-income securities with a fair value of approximately $48.4 million. The values of these securities are likely to decline if interest rates increase. However, due to the short maturities of our investments, an immediate 10 percent change in interest rates is not expected to have a material effect on our near-term financial condition or results of operations.

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

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer carried out an evaluation of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934) as of the date of this amended report. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2004 due to the material weakness in our internal controls discussed below.

(b) Changes in Internal Controls over Financial Reporting

In connection with restating our financial statements as provided in this amended report, we determined that a material weakness existed in our internal controls over financial reporting, with respect to the reporting of transactions principally conducted by our United Kingdom subsidiary, Embarcadero Europe. This material weakness resulted in revenue being recorded from transactions on a basis other than sell-through, as is required by our stated revenue recognition policy.

In response to the matters identified, we have taken steps to strengthen our internal controls over financial reporting to prevent the recurrence of the circumstances that resulted in our determination to restate our financial statements. To correct the identified weakness in our internal controls, we have taken, or intend to take, the following steps, among others:

•	We have re-emphasized to our worldwide employee base the importance of our code of conduct, code of ethics and sales policies through a re-certification process. We have implemented a financial code of ethics, which is designed to promote ethical conduct and full, fair and accurate disclosure in our periodic financial reports. We also plan to establish a procedure for conducting internal training sessions for affected employees on applicable policies and procedures and provide opportunities for accounting personnel to attend external training and continuing education programs.

•	We have enhanced corporate finance oversight and controls for key financial activities for foreign subsidiaries, such as cash management, manual journal entries and daily sales postings.

•	We have enhanced our controls to ensure that products sold through distributors and resellers are shipped to end users.

•	We have revised our policy to require corporate finance approval of the formal credit check process before granting credit to distributors and resellers. We have also revised our policies to require approval by corporate finance of all credit memorandums, including those for end users.

•	We plan to recruit new personnel to our finance organization who have expertise in worldwide financial controls and reporting (including software revenue recognition issues and SOP 97-2) and to improve the overall quality and level of experience of the finance organization globally.

•	We intend to supplement our internal revenue recognition policy to include a clearly understandable summary of key elements of the policy to better ensure broader understanding of the policy among our personnel.

•	We intend to implement an enhanced quarterly and annual financial review process to include a formal review of foreign subsidiaries by a broader cross-section of financial management to ensure fair and accurate financial consolidation.

We cannot be certain that our remediation efforts will sufficiently cure our identified material weakness prior to December 31, 2004. Furthermore, we have not yet tested the operating effectiveness of the remediated controls. As a result, we may be unable to conclude that our internal controls over financial reporting were effective as of December 31, 2004.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Information with respect to this item is incorporated by reference to Note 10 of the Notes to the Condensed Consolidated Financial Statements included herein on page 12 of this Quarterly Report on Form 10-Q.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

The following documents are furnished as Exhibits to this Report:

10.1	Lease agreement for 100 California Street between WB 100 California, LLC and Embarcadero Technologies, Inc. (1)

31.1	Certification of Stephen Wong pursuant to Rule 13a-14(a) of the Securities and Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Raj Sabhlok pursuant to Rule 13a-14(a) of the Securities and Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Stephen Wong pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Raj Sabhlok pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to our Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 10, 2004.

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

Date: January 18, 2005