Form 10-Q/A
period 2004-06-30
EMBARCADERO TECHNOLOGIES INC
filed 2005-01-18
CIK 1107112

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

None of the adjustments resulting from the restatement has any impact on cash balances for any period. However, our condensed consolidated statements of cash flows have been restated to reflect the restated income and revisions to certain balance sheet accounts. There were no other changes to the cash flows statements.

Additional detail regarding the restatement is discussed below in Note 1 of our Notes to Condensed Consolidated Financial Statements.

EMBARCADERO TECHNOLOGIES, INC.

PART I- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EMBARCADERO TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

(unaudited)

	June 30, 2004	December 31, 2003
	(restated)
ASSETS
Current Assets:
Cash and cash equivalents	$51,152	$45,066
Short-term marketable securities	14,592	12,901
Trade accounts receivable, net	7,340	8,237
Prepaid expenses and other current assets	2,026	1,670
Deferred income taxes	465	465

Total current assets	75,575	68,339

Property and equipment, net	3,132	3,259
Goodwill	10,337	10,337
Other intangible assets, net	288	692
Deferred income taxes	3,711	3,711
Other assets, net	2,689	3,692

Total assets	$95,732	$90,030

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$180	$1,011
Accrued liabilities	5,361	5,098
Capital lease obligations	176	—
Deferred revenue	13,756	13,219

Total current liabilities	19,473	19,328
Long-term deferred revenue	252	251
Long-term capital lease obligations	309	—
Long-term restructuring accrual	2,067	203

Total liabilities	22,101	19,782

Stockholders’ Equity:
Common stock at $0.001 par value	28	28
Treasury stock	(6,875)	(6,287)
Additional paid-in capital	84,631	80,145
Accumulated other comprehensive income	304	374
Deferred stock-based compensation	(2,880)	(1,519)
Accumulated deficit	(1,577)	(2,493)

Total stockholders’ equity	73,631	70,248

Total liabilities and stockholders’ equity	$95,732	$90,030

The accompanying notes are an integral part of these condensed consolidated financial statements.

EMBARCADERO TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
	(restated)		(restated)
Revenues:
License	$6,260	$6,421	$13,467	$12,768
Maintenance	7,227	6,024	14,264	11,885

Total revenues	13,487	12,445	27,731	24,653

Cost of revenues:
License	213	105	422	205
Amortization of acquired technology	556	556	1,111	1,111
Maintenance	620	565	1,242	1,153

Total cost of revenues	1,389	1,226	2,775	2,469

Gross profit	12,098	11,219	24,956	22,184

Operating expenses:
Research and development	3,906	4,016	7,680	7,806
Sales and marketing	5,096	4,844	10,207	9,739
General and administrative	1,543	1,308	2,756	2,610
Restructuring and impairment charges	4,068	—	4,068	—

Total operating expenses	14,613	10,168	24,711	20,155

Income (loss) from operations	(2,515)	1,051	245	2,029
Other income, net	168	159	319	285

Income (loss) before provision for income taxes	(2,347)	1,210	564	2,314
Benefit from (provision for) income taxes	1,167	(463)	352	(671)

Net income (loss)	$(1,180)	$747	$916	$1,643

Net income (loss) per share:
Basic	$(0.04)	$0.03	$0.03	$0.06

Diluted	$(0.04)	$0.03	$0.03	$0.06

Shares used in per share calculation:
Basic	27,394	26,488	27,260	26,569

Diluted	27,394	28,212	29,124	28,244

Non-cash stock-based compensation included in the above expenses:

Cost of revenues	$2	$—	$2	$—
Research and development	55	3	55	6
Sales and marketing	181	77	330	182
General and administrative	171	97	317	247

	$409	$177	$704	$435

The accompanying notes are an integral part of these condensed consolidated financial statements.

EMBARCADERO TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2004	2003
	(restated)
Cash from Operating Activities:
Net income	$916	$1,643
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	940	1,065
Recovery of doubtful accounts	(24)	(57)
Impairment charges	680	—
Amortization of developed technology	977	735
Amortization of other intangible assets	404	404
Amortization of deferred stock-based compensation	646	435
Issuance of options in exchange for services	58	—
Changes in assets and liabilities:
Trade accounts receivable	957	191
Prepaid expenses and other assets	(538)	(199)
Accounts payable and other accrued liabilities	1,394	641
Deferred revenue	258	1,706

Net cash provided by operating activities	6,668	6,564

	—
Cash from Investing Activities:	—
Purchase of marketable securities	(11,393)	(11,396)
Maturities of marketable securities	9,702	10,200
Sales of marketable securities	—	15,617
Purchase of property and equipment	(870)	(592)
Technology acquired and developed	(15)	(275)

Net cash provided by (used in) investing activities	(2,576)	13,554

Cash from Financing Activities:
Payments for repurchase of common stock	(588)	(1,171)
Payments of principal under capital lease obligation	(15)	—
Proceeds from exercise of stock options	2,422	25

Net cash provided by (used in) financing activities	1,819	(1,146)

Effect of exchange rate changes on cash and cash equivalents	175	53

Net increase in cash and cash equivalents	6,086	19,025
Cash and cash equivalents at the beginning of the period	45,066	15,870

Cash and cash equivalents at the end of the period	$51,152	$34,895

The accompanying notes are an integral part of these condensed consolidated financial statements.

EMBARCADERO TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1-THE COMPANY AND BASIS OF PRESENTATION

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

As a result of the foregoing factors, the Company’s unaudited condensed consolidated financial statements for the three and six months ended June 30, 2004 have been restated from amounts previously reported. The restatement reflects sales to our international distributors and resellers on a sell-through basis assuming all other criteria for the recognition of revenue have been satisfied and corrects an error in calculating the amortization of our deferred revenue related to maintenance contracts generated by Embarcadero Europe.

The accompanying condensed consolidated financial data presents the Company’s condensed consolidated statements of operations for the three and six months ended June 30, 2004 and restated balance sheet items as of June 30, 2004 on a comparative basis showing the amounts as originally reported and as restated.

A summary of the significant effects of the restatement follows:

Summary of the Significant Effects of the Restatement on the Statement of Operations

	For the three months ended June 30, 2004			For the six months ended June 30, 2004
	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
Revenues:
License	$6,730	$(470)	$6,260	$14,109	(642)	$13,467
Maintenance	7,123	104	7,227	14,169	95	14,264

Total revenues	13,853	(366)	13,487	28,278	(547)	27,731

Cost of revenues	1,389	—	1,389	2,775	—	2,775

Gross profit	12,464	(366)	12,098	25,503	(547)	24,956

Operating expenses	14,613	—	14,613	24,711	—	24,711

Income (loss) from operations	(2,149)	(366)	(2,515)	792	(547)	245

Other income, net	168	—	168	319	—	319
Provision for income taxes	1,127	40	1,167	261	91	352

Net income (loss)	$(854)	$(326)	$(1,180)	$1,372	$(456)	$916

Net income (loss) per share:
Basic	$(0.03)		$(0.04)	$0.05		$0.03
Diluted	$(0.03)		$(0.04)	$0.05		$0.03

Summary of the Significant Effects of the Restatement on the Balance Sheet

	As of June 30, 2004
	As Previously Reported	Adjustments	As Restated
Trade accounts receivable, net	$8,135	$(795)	$7,340
Accrued liabilities	$5,451	$(90)	$5,361
Deferred revenue	$14,005	$(249)	$13,756
Accumulated deficit	$(1,121)	$(456)	$(1,577)

None of the adjustments described above has any impact on cash balances for any period. However, our condensed consolidated statements of cash flows and certain items in the cash provided by operating activities have been restated to reflect the restated net income (loss) and revisions to certain balance sheet accounts. There were no other changes to the consolidated statements of cash flows.

The Company and Basis of Presentation

Embarcadero Technologies, Inc. (with its subsidiaries, collectively referred to as the Company ) was incorporated in California on July 23, 1993, and reincorporated in Delaware on February 15, 2000. The Company provides software products that enable organizations to effectively manage their database infrastructure and manage the underlying data housed within that infrastructure. The Company is headquartered in San Francisco, California and has international operations in Toronto, Canada, Maidenhead, United Kingdom and Melbourne, Australia.

The Company markets its software and related maintenance services directly through telesales and field sales organizations in North America, the United Kingdom and Australia, and indirectly through original equipment manufacturers (OEMs) and independent distributors and resellers worldwide.

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

The financial statements and related disclosures have been prepared with the presumption that users of the interim financial information have read or have access to the audited financial statements for the preceding fiscal year. Accordingly, these financial statements should be read in conjunction with the audited financial statements and the related notes thereto contained in the Company s Annual Report on Form 10-K for the year ended December 31, 2003, filed on March 12, 2004.

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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of Embarcadero Technologies, Inc. and its wholly-owned subsidiaries, Embarcadero Europe Ltd., Embarcadero Canada Ltd. and Embarcadero Australia Ltd. All intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. In addition, the Company analyzes its current accounts receivable for a reserve for doubtful accounts based on the customer’s historical data and their credit-worthiness as well as the current business and economic environment. The allowance includes specific reserves for accounts where collection is no longer probable. The Company also regularly reviews its long-term assets for possible impairment loss, in accordance with GAAP requirements, and provides estimates for such losses if needed. Actual results could differ from such estimates.

Cash and Cash Equivalents

Cash and cash equivalents include all highly liquid investments with an original maturity of three months or less at the time of purchase. Embarcadero s cash and cash equivalents at June 30, 2004 and December 31, 2003 consisted of deposits in banks, money market funds and short-term securities.

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and cash equivalents and trade accounts receivable. The Company maintains its cash and cash equivalents with high quality financial institutions and invests in highly rated short-term securities. Sales returns have not been material as of this date, and as such, the Company does not maintain any allowances for estimated future sales returns. Actual credit losses to date have been within management s expectations. As of June 30, 2004 and December 31, 2003, there were no customers with balances due to Embarcadero in excess of 10% of aggregate accounts receivable.

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

Impairment of Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable or that the useful lives of the assets are no longer appropriate. Factors considered important which could trigger an impairment review include, but are not limited to, significant underperformance relative to expected historical or projected future operating results and significant changes in the manner of use of the acquired assets or the strategy for the Company s overall business. When the Company determines that the carrying value of long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, then it measures any impairment based on a projected discounted cash flow method using a discount rate commensurate with the risk inherent in the Company s current business model.

Impairment of Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of net assets acquired in business combination. In July 2001, the FASB approved the issuance of SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 provides guidance on how to account for goodwill and certain intangible assets after an acquisition is completed. The most substantive change is that goodwill and other indefinite life intangible assets can no longer be amortized but instead should be periodically tested for impairment. Embarcadero adopted SFAS No. 142 on January 1, 2002 and has ceased amortization of goodwill and will evaluate it for impairment in accordance with its policies.

Revenue Recognition

The Company s revenues are primarily derived from software license fees and related maintenance and support contracts. Revenues from software license fees are recognized upon shipment, when terms of the contracts are Freight on Board (F.O.B.) shipping point, provided that evidence of an arrangement exists, the fee is fixed or determinable and collection of the resulting receivable is probable. Maintenance and support contracts generally cover a one-year term and are paid for in advance. Revenues from maintenance and support contracts are recognized ratably over the term of the contract. License revenues include the nominal shipping and handling charges associated with most of the license orders. The actual shipping costs that we incur are included in the cost of revenue.

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

Products may be sold through distributors or resellers in the United States and certain international markets. Revenues from software license fees sold through distributors or resellers are recognized on the sell-through basis. Maintenance obligations to distributors and resellers commence when agreement is signed. Distributors and resellers purchase products to fulfill specific customer orders and generally do not hold inventory of our products.

The Company also enters into arrangements with OEMs that provide for license fees based on inclusion of the Company s products in their OEM products. These arrangements often provide for non-refundable and upfront minimum royalty payments which are recognized as revenue either immediately or on a sell-through basis when due, assuming all other revenue recognition criteria are met. The OEM arrangements usually include maintenance and support contracts. The Company allocates revenues to the delivered elements of the arrangements using the residual value method based on the VSOE for undelivered items.

The Company sells its software and related maintenance services directly through our telesales and field sales organizations in North America, the United Kingdom and Australia and indirectly through our distribution partners worldwide.

Foreign Currency Translation

The functional currencies of the Company s foreign subsidiaries are their respective local currencies. The Company translates the assets and liabilities of international subsidiaries into U.S. Dollars at the current rates of exchange in effect during each period.

Revenues and expenses are translated using rates that approximate the average of those in effect during the period. Gains and losses from translation adjustments are included in stockholders equity in the consolidated balance sheet caption Accumulated other comprehensive income (loss).

Deferred Revenue

Deferred revenue represents amounts received from customers under certain maintenance and service contracts for which the revenue earnings process has not been completed. The revenue will be recognized ratably over the life of the contract or when the service is rendered.

Income Taxes

The Company uses the asset and liability method of accounting for income taxes based on Statement of Financial Accounting Standards ( SFAS ) No. 109, Accounting for Income Taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts and the tax basis of existing assets and liabilities. The Company records a valuation allowance to reduce tax assets to an amount for which realization is more likely than not. There are certain charges that are not deductible for tax purposes. The Company recorded a restructuring charge of $4.1 million during the three months ended June 30, 2004, a significant portion of this amount may not be deductible for tax purposes in the current year. Thus, the statutory income tax rate used for determination of tax liability will likely differ from the effective income tax rate used for the calculation of income tax provision for financial reporting purposes.

Stock-Based Compensation

The Company has adopted stock-based compensation plans that provide for the grant of options and restricted stock to employees and directors of the Company. All options granted under these plans typically vest over terms of three to four years. The restricted stock is subject to transfer restrictions that lapse over time, typically one to two years.

The Company accounts for stock-based employee compensation using the intrinsic value method in accordance with Accounting Principles Board (APB) Opinion No. 25 and related interpretations, which generally requires that the amount of compensation cost that must be recognized, if any, is the quoted market price of the stock at the measurement date, which is generally the grant date, less the amount the grantee is required to pay to acquire the stock.

Alternatively, Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, employs fair value-based measurement and generally results in the recognition of compensation expense for all stock-based awards to employees. SFAS No. 123 does not require an entity to adopt those provisions, but rather, permits continued application of APB Opinion No. 25. The Company has elected not to adopt the recognition and measurement provisions of SFAS No. 123 and continues to account for its stock-based employee compensation plans under APB Opinion No. 25 and related interpretations. In accordance with APB Opinion No. 25, deferred compensation is generally recorded for stock-based employee compensation grants based on the excess of the market value of the common stock on the measurement date over the exercise price. The deferred compensation is amortized to expense over the vesting period of each unit of stock-based employee compensation granted. If the exercise price of the stock-based compensation is equal to or exceeds the market price of the Company s common stock on the date of grant, no compensation expense is recorded.

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

The compensation expense recorded for restricted stock grants under the intrinsic value method is consistent with the expense that would be recorded under the fair value-based method. Had the compensation cost for the Company s employee stock option grants been determined based on the grant date fair values of awards estimated using the Black-Scholes option pricing model, which is consistent with the method described in SFAS No. 123, the Company s reported net income (loss) and net income (loss) per share would have been reduced to the following pro forma amounts (in thousands, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
	(restated)		(restated)
	(unaudited)		(unaudited)
Net income (loss), as reported	$(1,180)	$747	$916	$1,643
Employee stock-based compensation expense included in reported net income (loss), net of tax	242	147	383	364
Total employee stock-based compensation expense determined under fair value, net of tax	(930)	(849)	(1,598)	(1,542)

Pro forma net income (loss)	$(1,868)	$45	(299)	$465

Basic net income (loss) per share:
As reported	$(0.04)	$0.03	$0.03	$0.06
Pro forma	$(0.07)	$0.00	$(0.01)	$0.02
Diluted net income (loss) per share:
As reported	$(0.04)	$0.03	$0.03	$0.06
Pro forma	$(0.07)	$0.00	$(0.01)	$0.02

The fair value of each option grant is estimated on the date of grant using the fair value method with the following weighted average assumptions:

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
	(unaudited)		(unaudited)
Risk free interest rate	3.02—3.78%	2.33—6.65%	2.40—3.78%	2.33—6.65%
Expected life	4	4	4	4
Expected dividends	$—	$—	$—	$—
Volatility	99%	113%	99%	113%

Recent Accounting Pronouncements

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. In November 2003, the FASB issued FASB Staff Position No. FASB 150-3 which deferred the measurement provisions of SFAS No. 150 indefinitely for certain mandatory and redeemable non-controlling interests that were issued before November 5, 2003. The FASB plans to reconsider implementation issues and, perhaps, classification or measurement guidance for those non-controlling interests during the deferral period. To date, the effective provisions of SFAS No. 150 did not have an impact on the Company s results of operations, financial position or cash flows since we do not currently have any financial instruments affected by the standard. While the effective date of certain elements of SFAS No. 150 have been deferred, the adoption of SFAS No. 150 when finalized is not expected to have an impact on the Company s financial position, results of operations or cash flows, since we do not currently have any financial instrument effected by the standard.

In March 2004, the FASB issued EITF Issue No. 03-1 (“EITF 03-1”), “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” which provides new guidance for assessing impairment losses on investments. Additionally, EITF 03-1 includes new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB delayed the accounting provisions of EITF 03-1; however the disclosure requirements remain effective for annual periods ending after June 15, 2004. We will evaluate the impact of EITF 03-1 once the final guidance is issued.

NOTE 3- OTHER COMPREHENSIVE INCOME (LOSS)

Other comprehensive income consists of unrealized gain (loss) on available-for-sale investments and foreign currency translation adjustments during the period.

The components of comprehensive income (loss) are as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
	(restated)		(restated)
	(unaudited)		(unaudited)
Net income (loss), as reported	$(1,180)	$747	$916	$1,643
Unrealized loss on available-for-sale investments	(11)	—	(7)	(112)
Foreign currency translation adjustments	(72)	48	(66)	30

Comprehensive income (loss)	$(1,263)	$795	$843	$1,561

NOTE 4- EARNINGS PER SHARE

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

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net income per share is as follows (in thousands, except per share data):

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
	(restated)		(restated)
	(unaudited)		(unaudited)
Calculation of basic net income (loss) per share:
Net income (loss)	$(1,180)	$747	$916	$1,643

Weighted average common shares outstanding	27,394	26,488	$27,260	26,569
Net income (loss) per share, basic	$(0.04)	$0.03	$0.03	$0.06

Calculation of diluted net income (loss) per share:
Net income (loss)	$(1,180)	$747	$916	$1,643

Weighted average - common shares outstanding	27,394	26,488	27,260	26,569
Dilutive securities - common stock options and shares subject to repurchase	—	1,724	1,864	1,675

Weighted average - common shares outstanding and potentially dilutive common shares	27,394	28,212	29,124	28,244

Net income (loss) per share, diluted	$(0.04)	$0.03	$0.03	$0.06

Anti-dilutive common stock options and shares subject to repurchase, not included in net income (loss) per share calculation	4,408	1,605	695	1,581

NOTE 5-ACCOUNTING FOR GOODWILL AND OTHER INTANGIBLE ASSETS

Between January 1, 2004 and June 30, 2004, there were no changes to the Company s goodwill balance of $10.3 million. There can be no assurance, however, that a material impairment charge will not be recorded in the future.

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

NOTE 6- CAPITALIZED SOFTWARE

The Company accounts for certain software development costs, including purchased software, in accordance with SFAS No. 86, Accounting for Costs of Computer Software to be Sold, Leased or Otherwise Marketed. For the three and six months ended June 30, 2004, the Company capitalized $15,000. For the comparable periods in 2003, the Company capitalized $170,000 and $275,000, respectively. Capitalized software costs subject to amortization consist of technology that is being amortized over a period of 36 months. The remaining lives of the capitalized software at June 30, 2004 are between 1.25 and 2.25 years. The software development costs are as follows (in thousands):

	As of June 30, 2004			As of December 31, 2003
	Gross Amortization Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amount	Net Carrying Amount
		(unaudited)			(unaudited)
Capitalized software	$6,238	$3,760	$2,478	$6,223	$2,783	$3,440

The net capitalized software costs are classified as Other assets on the Company s balance sheet.

NOTE 7-RESTRUCTURING AND IMPAIRMENT LOSS

During the three months ended June 30, 2004, the Company recorded a restructuring and impairment charge of $4.1 million related to the restructuring and consolidation of our office leases in San Francisco. The restructuring charge is based on the net present value of the Company s future contractual lease obligations net of contractual sublease income, as well as incidental costs related to the restructuring.

In, addition to the restructuring provision, the Company abandoned approximately $680,000 of leasehold improvements and excess furniture and fixtures.

A summary of the restructuring accrual is as follows (in thousands):

	Facility Leases, Net of Sublease Income	Write Down of Leasehold Improvements	Other Restructuring Expenses	Total
	(unaudited)
Balance as of December 31, 2003	$413	$—	$—	$413
Net cash payments in the six months ended June 30, 2004	(265)	—	(200)	(465)
Restructuring and impairment charges	2,822	680	566	4,068
Non-cash reduction of accrual	—	(680)	—	(680)

Accrual balance as of June 30, 2004	$2,970	$—	$366	$3,336

As of June 30, 2004, approximately $1.2 million and $2.1 million, of the restructuring accrual are recorded as short-term and long-term, respectively.

NOTE 8 TREASURY STOCK

In September 2001, the Company s Board of Directors authorized an initial stock repurchase program of up to 1,000,000 shares of its common stock. In July 2002, the Board of Directors amended the stock repurchase program, authorizing the Company to repurchase up to 2,230,000 shares. Depending on market conditions and other factors, repurchases can be made from time to time in the open market and in negotiated transactions, including block transactions, and this program may be discontinued at any time. During the six months ended June 30, 2004, the Company repurchased approximately 52,000 shares at a cost of approximately $588,000. In calendar year ended December 31, 2003, the Company repurchased approximately 231,000 shares at a cost of approximately $1.2 million.

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

In July 2004, the Board of Directors amended the Company s stock repurchase program to increase the number of shares authorized for repurchase by an additional 1,000,000 shares.

NOTE 9-SEGMENT AND GEOGRAPHIC REPORTING

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

The Company s geographic sales data is based on customer location as defined by the following regions: North America, United Kingdom and Other. The Company s wholly owned subsidiary, Embarcadero Europe Ltd., transacts all sales in Europe, the Middle East, Australia and Africa. Various distributors and resellers handle sales in regions outside Europe, the Middle East, Australia, Africa and North America.

Revenues by geographic regions are as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
	(restated)		(restated)
	(unaudited)		(unaudited)
Revenues:
North America	$10,390	$9,953	$21,565	$19,653
United Kingdom	1,095	688	2,255	1,571
Other	2,014	1,804	3,928	3,429

Total	$13,499	$12,445	$27,748	$24,653

Long-lived assets by geographic regions are as follows:

	As of June 30, 2004	As of December 31, 2003
	(unaudited)
Long lived assets:
North America	$2,929	$3,059
United Kingdom	174	183
Other	29	17

	$3,132	$3,259

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

Contingencies

In October 2002, The Client Server Factory Inc. filed a claim in the Superior Court for the County of San Francisco alleging causes of action for breach of fiduciary duty for misappropriation and theft of corporate opportunity, fraud, negligent misrepresentation, conspiracy and other similar claims. The claims are primarily related to alleged activities of Wayne Williams, currently our Chief Technology Officer, and an entity in which Mr. Williams previously held an interest, EngineeringPerformance, Inc., prior to November 2000, when we acquired Engineering Performance and Mr. Williams joined the Company. The complaint names as defendants, in addition to Mr. Williams, Stonegate Insurance Company LTD, a holding company owned by Mr. Williams through which he held his interest in EngineeringPerformance; EngineeringPerformance Inc. and a related company, EngineeringPerformance, LLC; and the Company and Stephen Wong, the Company s President and Chief Executive Officer. Among other things, the complaint alleges that the defendants conspired together to deprive the plaintiff of its proprietary rights to software that the Company acquired from EngineeringPerformance, Inc., which is being used in a product that the Company s currently selling and marketing. The plaintiff is seeking damages of at least $10.0 million plus punitive damages, as well as restitution and disgorgement of certain earnings, profits, compensation and benefits.

In February 2004, Embarcadero, along with Mr. Wong, EngineeringPerformance Inc., and EngineeringPerformance, LLC, filed an amended cross-complaint against The Client Server Factory for fraud, negligent misrepresentation and violation of California s unfair competition law. These claims relate to contracts between Embarcadero and EngineeringPerformance, LLC, and, respectively, Client Server Factory and its then U.S. sales office. The cross-complaint seeks restitution, an unspecified amount of compensatory damages, and punitive damages. In August 2004, Embarcadero, along with Mr. Wong, EngineeringPerformance Inc., and EngineeringPerformance, LLC removed the lawsuit to federal court. While Management believes that the Company s defenses to the claims are meritorious and the Company intends to continue to defend itself vigorously, no estimate can be made of the possible loss or possible range of loss associated with the resolution of this contingency and accordingly, the Company has not recorded a liability. As the litigation is uncertain, the Company is unable to predict an outcome at this time. An unfavorable outcome may have a material adverse effect on our financial position, results of operations or cash flows.

There are no other known legal proceedings. However, from time to time, the Company may become a party to other legal proceedings arising in the normal course of business. The Company may also be indirectly affected by administrative or court proceedings or actions in which we are not involved but which have general applicability to the software industry. Although occasional adverse opinions or settlements may occur, Management believes that the final disposition of such matters will not have a material adverse effect on the Company s financial position or results of operations

ITEM 2. MANAGEMENT S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes included in this Form 10-Q, and with our management s discussion and analysis included in the Company s Annual Report on Form 10-K for the year ended December 31, 2003, filed on March 12, 2004.

This report contains forward-looking statements within the meaning of the federal securities laws that relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as may, will, should, expect, plan, anticipate, believe, estimate, predict, intend, potential or continue or the negative of these terms or other comparable terminology. Such statements are only predictions. Risks and uncertainties and the occurrence of other events could cause actual results to differ materially from these predictions. The factors discussed below under Factors That May Affect Future Results should be considered carefully in evaluating Embarcadero and its business. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, we assume no responsibility for the accuracy and completeness of these statements. We are under no duty to update any of the forward-looking statements after the date of this report or to conform these statements to actual results.

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

This Management’s Discussion and Analysis of Financial Condition and Results of Operations gives effect to the restatement of our consolidated financial statements for the three and six months ended June 30, 2004, as stated in greater detail in Note 1 of our Notes to Condensed Consolidated Financial Statements.

As a result of the foregoing and an error in calculating the amortization of our deferred revenue related to maintenance generated by Embarcadero Europe, for the quarter ended June 30, 2004, total revenues decreased from $13.9 million to $13.5 million, net loss increased from $854,000 to $1.2 million, and basic and diluted net loss per share increased from $0.03 to $0.04. For the six months ended June 30, 2004, total revenues decreased from $28.3 million to $27.7 million, net income decreased from $1.4 million to $916,000, and basic and diluted net income per share decreased from $0.05 to $0.03 per share.

The restatement adjustments did not materially affect our reported deferred revenue balances for the quarter ended June 30, 2004. None of the adjustments described above has any impact on cash balances or net cash provided by operating activities for any period. However, our condensed consolidated statements of cash flows and certain items in the cash provided by operating activities have been restated to reflect the restated net income (loss), and revisions to certain balance sheet accounts. There were no other changes to the consolidated statements of cash flows.

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

Slightly stronger IT spending, and new product offerings increased our total revenues to $13.5 million and $27.8 million for the three and six months ended June 30, 2004, as compared to $12.4 million and $24.7 million for the corresponding periods in 2003.

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

The revenue for the three and six months ended June 30, 2004 increased by 8.4% and 12.5%, respectively, while the operating expenditures, excluding the restructuring and impairment charges of $4.1 million, increased by 3.7% and 2.4%, respectively, for the same periods.

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

We sell our products through distributors and resellers in the United States and certain international markets. Revenues from software license fees sold through distributors or resellers are recognized on the sell-through basis. Maintenance obligations to distributors and resellers commence when agreement is signed. Distributors and resellers purchase products to fulfill specific customer orders and generally do not hold inventory of our products.

We also enter into arrangements with OEMs that provide for license fees based on inclusion of the Company s products in their OEM products. These arrangements often provide for non-refundable and upfront minimum royalty payments which are recognized as revenue either immediately or on a sell-through basis when due, assuming all other revenue recognition criteria are met. The OEM arrangements usually include maintenance and support contracts. We allocate revenues to the delivered elements of the arrangements using the residual value method based on the VSOE for undelivered items.

We sell our software and related maintenance services directly through our telesales and field sales organizations in the United States, the United Kingdom and Australia and indirectly through our distribution partners worldwide.

We intend to continue to expand our international sales activities in an effort to increase revenues from foreign sales.

Foreign Currency Translation

Our international sales accounted for approximately 23.0% of our total net revenue for the three months ended June 30, 2004, as compared to 20% for the comparable period in 2003. For the six months period ended June 30, 2004, our international sales accounted for approximately 22% of our total net revenue, as compared to 20% for the comparable period in 2003. The functional currency of our foreign subsidiaries is the local currency. The functional currency is determined based on management judgment and involves consideration of all relevant economic facts and circumstances affecting the subsidiary. Generally, the currency in which the subsidiary transacts a majority of its transactions, including billings, financing, payroll and other expenditures would be considered the functional currency but any dependency upon the parent and the nature of the subsidiary s operations must also be considered. We translate the assets and liabilities of our international subsidiaries into U.S. dollars at the current rates of exchange in effect at the end of each period. Revenue and expenses are translated using average rates that are in effect during the period. Gains and losses from translation adjustments are included in stockholders equity in the consolidated balance sheet caption accumulated other comprehensive (loss) income.

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies and estimates as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2003, filed with the Securities and Exchange Commission on March 12, 2004.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentage relationship of certain items from the Company s condensed consolidated statements of operations to total revenues:

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
	(restated)		(restated)
	(unaudited)		(unaudited)
Revenues:
License	46.4%	51.6%	48.6%	51.8%
Maintenance	53.6	48.4	51.4	48.2

Total revenues	100.0	100.0	100.0	100.0
Cost of revenues:
License	1.6	0.8	1.5	0.8
Amortization of acquired technology	4.1	4.5	4.0	4.5
Maintenance	4.6	4.6	4.5	4.7

Total cost of revenues	10.3	9.9	10.0	10.0
Gross profit	89.7	90.1	90.0	90.0
Operating expenses:
Research and development	29.0	32.3	27.7	31.7
Sales and marketing	37.8	38.9	36.8	39.5
General and administrative	11.4	10.5	9.9	10.6
Restructuring charges	30.1	—	14.7	—

Total operating expenses	108.3	81.7	89.1	81.8
Income (loss) from operations	(18.6)	8.4	0.9	8.2
Other income, net	1.2	1.3	1.2	1.2
Income (loss) before provision for income taxes	(17.4)	9.7	2.1	9.4
Provision for income taxes	8.7	(3.7)	1.3	(2.7)

Net income (loss)	(8.7)%	6.0%	3.4%	6.7%

Total Revenues. Total revenues were $13.5 million for the three months ended June 30, 2004, an increase of 8.4% over the $12.4 million reported for the comparable period in 2003. For the six months ended June 30, 2004, total revenues were $27.7 million, an increase of 12.5% over the $24.7 million reported for the comparable period in 2003.

	Three months ended June 30,			Six months ended June 30,
	2004	2003	Percentage Change	2004	2003	Percentage Change
	(restated)			(restated)
	(unaudited)			(unaudited)
Revenues:
License	$6,260	$6,421	(2.5)%	$13,467	$12,768	5.5%
Maintenance	7,227	6,024	20.0	14,264	11,885	20.0

Total revenues	$13,487	$12,445	8.4%	$27,731	$24,653	12.5%

License. License revenues were $6.3 million for the three months ended June 30, 2004, a decrease of 2.5% from $6.4 million reported for the comparable period in 2003. For the six months ended June 30, 2004, total license revenues were $13.5 million, an increase of 5.5% over the $12.8 million reported for the comparable period in 2003. The decline in license revenues was mainly due to softer IT spending in the domestic market. Towards the end of the second quarter, we experienced a slowdown in sales closure rates, but we remain cautiously optimistic in a moderate improvement in market conditions during the remainder of 2004. Future license revenues cannot be predicted and will vary based upon IT spending patterns, demand for DBArtisan and our other existing products, acceptance of our new products, changes in product pricing, competitive conditions and other related factors.

Maintenance. Maintenance revenues were $7.2 million for the three months ended June 30, 2004, an increase of 20% over the $6.0 million reported for the comparable period in 2003. For the six months ended June 30, 2004, maintenance revenues were $14.3 million, an increase of 20% over the $11.9 million reported for the comparable period in 2003. The increase in maintenance revenues was due to new licenses sold and renewals of our existing maintenance and support contracts. In addition, we received a benefit of approximately $120,000 and $260,000, as a result of foreign exchange rate fluctuations, for the three and six months ended June 30, 2004, respectively. Future maintenance revenues cannot be predicted and will vary based on the factors that affect our license revenues. Our maintenance and support renewal rates, however, have historically been consistent, and we expect them to remain at the current level in the near future. Therefore, we expect maintenance revenues to grow slightly as a function of new license sales as well as renewal of the maintenance and support contracts based on our historical patterns.

Cost of Revenues

License. Cost of license revenues consists primarily of amortization of internally developed and capitalized software development costs, royalties, credit card processing fees and product media and packaging. Cost of license revenues was $213,000 for the three months ended June 30, 2004, or 3.4% of license revenues, as compared to $105,000, or 1.6% of license revenues, for the comparable period in 2003. The increase in absolute dollars for the three months ended June 30, 2004 from the comparable period in 2003 was primarily due to an increase in amortization of internally developed and capitalized software of approximately $135,000 relating to a product that was released in the third quarter of 2003. This increase, however, was partially offset by a decrease in product media, packaging costs, shipping expenses, and credit card processing fees of approximately $21,000 due to more effective management of these costs during the three months ended June 30, 2004. Cost of license revenues was $422,000 for the six months ended June 30, 2004, or 3.1% of license revenues, as compared to $205,000, or 1.6% of license revenues, for the comparable period in 2003. The increase in absolute dollars for the six months ended June 30, 2004 from the comparable period in 2003 was primarily due to an increase in amortization of internally developed and capitalized software of approximately $261,000 relating to a product that was released in the third quarter of 2003. This increase, however, was partially offset by a decrease in product media, packaging costs, shipping expenses, and credit card processing fees of approximately $52,000 due to a more effective management of these costs during the six months ended June 30, 2004. Cost of license revenues as a percentage of license revenues may vary in the future depending upon the mix of internally developed versus purchased or licensed products and the volume and mix of the completed license transactions. At June 30, 2004, the net book value of our internally developed and capitalized software is approximately $2.5 million and has a remaining life of approximately between 1.25 and 2.25 years.

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

Maintenance. Cost of maintenance revenues consists primarily of customer support personnel and related expenses, including payroll, employee benefits and allocated overhead. Cost of maintenance revenues was $620,000 for the three months ended June 30, 2004, or 8.6% of maintenance revenues, as compared to $565,000, or 9.4% of maintenance revenues, for the comparable period in 2003. The increase in absolute dollars for the three months ended June 30, 2004, from the comparable period in 2003, was primarily due to one additional headcount and an increase in other operating expenditures in our U.K. subsidiary, as well as an unfavorable foreign currency exchange rate fluctuation for a total of $12,000. The cost of maintenance in the U.S. remained relatively unchanged for the same period. The cost of maintenance was $1.2 million for the six months ended June 30, 2004, or 8.7% of maintenance revenues, as compared to $1.2 million, or 9.7% of maintenance revenues, for the comparable period in 2003. The increase in absolute dollars for the six months ended June 30, 2004, from the comparable period in 2003, was primarily due to one additional headcount and an increase in other operating expenditures in our U.K. subsidiary, as well as an unfavorable foreign currency exchange rate fluctuation of approximately $28,000. We expect to hire additional personnel to support our expanding product line and customer base. When we hire such personnel, the cost of maintenance revenues will probably increase in absolute dollars and potentially increase as a percentage of maintenance revenues if we hire the additional personnel in advance of an increase in the maintenance revenue.

Operating Expenses

Research and Development. Research and development expenses consist primarily of personnel and related expenses, including payroll and employee benefits, expenses for facilities and payments made to outside software development contractors. Research and development expenses were $3.9 million, or 29% of revenues, for the three months ended June 30, 2004, and $4.0 million, or 32.3% of revenues, for the comparable period in 2003. The research and development expenditures remained relatively unchanged in absolute dollars for the three months ended June 30, 2004 from the comparable period in 2003. There was, however, a shift in wage related expenses from our U.S. operations to our Canadian subsidiary of approximately $140,000. Research and development expenses were $7.7 million for the six months ended June 30, 2004, or 27.7% of revenues, as compared to $7.8 million, or 31.7% of revenues, for the comparable period in 2003. Through 2003 and early 2004, we focused on strengthening our Canadian research and development team, and as a result, there was a shift in wage related expenses from our U.S. operations to our Canadian subsidiary of approximately $300,000. We anticipate that we will continue to invest significant resources into research and development activities in order to develop new products, advance the technology in our existing products and to develop new business opportunities. We intend to materialize on some cost efficiencies by expanding our research and development activities in our Canadian subsidiary.

Sales and Marketing. Sales and marketing expenses consist primarily of personnel and related expenses, commissions earned by sales personnel, non-cash stock-based compensation, trade shows, travel and other marketing communication costs, such as advertising and other marketing programs. Sales and marketing expenses were $5.1 million for the three months ended June 30, 2004, or 37.8% of revenues, and $4.8 million or 38.9% of revenues, for the comparable period in 2003. The increase in absolute dollars of sales and marketing expenditures for the three months ended June 30, 2004, from the comparable period in 2003, was mainly due to unfavorable foreign currency exchange rate fluctuations of approximately $137,000. The increase was also due to the expansion of our Australian subsidiary where we added three employees, which increased the operating costs of the Australian subsidiary by approximately $67,000. Further, an increase of $188,000 in the U.K. sales and marketing expenditures, mainly related to salary and wages, was partially offset by a decline of $140,000 in the U.S. sales expenses due to reduced headcount that resulted in slightly lower wages and related costs and allocable fixed overhead. Sales and marketing expenditures were $10.2 million for the six months ended June 30, 2004, or 36.8% of revenues, as compared to $9.7 million, or 39.5% of revenues, for the comparable period in 2003. The increase in absolute dollars of sales and marketing expenditures for the six months ended June 30, 2004, from the comparable period in 2003, was mainly due to unfavorable foreign currency exchange rate fluctuations of approximately $288,000. The increase was also due to the expansion of our Australian subsidiary, where we added three employees, which increased the operating costs of the Australian subsidiary by approximately $116,000. Further, an increase of $302,000 in the U.K. sales and marketing expenditures, mainly related to salary and wages, was partially offset by a decline of $238,000 in the U.S. Sales and marketing expenses. We expect to continue investing in the sales and marketing of our new products as we launch and sell our new products, develop market opportunities and promote our competitive position. We intend to expand our international business, and we expect that our international sales and marketing expenditures will increase accordingly.

General and Administrative. General and administrative expenses consist primarily of personnel and related expenses, general operating expenses and non-cash stock-based compensation. General and administrative expenses were $1.5 million, or 11.4% of revenues, for the three months ended June 30, 2004, and $1.3 million, or 10.6% of revenues, for the comparable period in 2003. The increase in absolute dollars was primarily due to an increase of $217,000 for professional services in the U.S. related to increased accounting, Sarbanes—Oxley compliance and litigation costs. We anticipate that these fees will continue to push our general and administrative expenses beyond normal levels through the remainder of the year, as we move to adhere to significant new regulatory requirements for public companies. This was partially offset domestically by a decline of $50,000 related to a reduction in the amount we reserved for bad debts. There was also an increase of $49,000 in U.K expenses due to increased personnel costs and professional services of $26,000, coupled with unfavorable foreign exchange rate fluctuations of approximately $23,000. General and administrative expenses were $2.8 million for the six months ended June 30, 2004, or 9.9% of revenues, as compared to $2.6 million, or 10.6% of revenues, for the comparable period in 2003. The general and administrative expenditures remained unchanged in the U.S. Legal and other professional services increased approximately $149,000 due to increased litigation and corporate governance costs; these costs were offset by decreases in personnel related costs, bad debt reserves and director and officer insurance. There was an increase in U.K costs of $102,000 mainly related to personnel related costs and exacerbated by an unfavorable foreign exchange rate fluctuation of approximately $48,000. We anticipate that general and administrative expenses to increase in the near future, as we continue to incur costs to comply with the additional rules and regulations promulgated by the SEC and the Nasdaq National Market. These increased costs include the hiring of additional personnel, as well as costs associated with outside legal, accounting and advisory services. Also, we are currently involved in ongoing litigation; depending on the activity in a given quarter, these litigation costs can vary materially on a quarter to quarter basis.

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

A summary of the restructuring accrual is as follows (in thousands):

	Facility Leases, Net of Sublease Income	Write Down of Leasehold Improvements	Other Restructuring Expenses	Total
	(unaudited)
Balance as of December 31, 2003	$413	$—	$—	$413
Net cash payments in the six months ended June 30, 2004	(265)	—	(200)	(465)
Restructuring and impairment charges	2,822	680	566	4,068
Non-cash reduction of accrual	—	(680)	—	(680)
Accrual balance as of June 30, 2004	$2,970	$—	$366	$3,336

Other income, net. Other income, net consists primarily of interest income net of interest expenses. Other income, net was $168,000, or 1.2% of revenues, for the three months ended June 30, 2004, and $159,000, or 1.3% of revenues, for the comparable period in 2003. Other income, net were $319,000 and 285,000, or 1.2% of revenues, for the six months ended June 30, 2004 and 2003, respectively.. The amounts of interest expense netted against other income remained immaterial during these periods.

Provision for income taxes. Under SFAS No. 109, Accounting for Income Taxes ( SFAS No. 109 ), deferred assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse. SFAS No. 109 provides for the recognition of deferred tax assets if realization of such assets is more likely than not. The benefit and provision for income taxes was $1.2 million and $463,000 for the three months ended June 30, 2004 and 2003, respectively. The estimated effective tax benefit and provision rates for the three months ended June 30, 2004 and 2003 were approximately 50% and 38%, respectively. The benefit and provision for income taxes were $352,000 and $671,000 for the six months ended June 30, 2004 and 2003, respectively. The estimated effective tax benefit and provisions rates for the six months ended June 30, 2004 and 2003 were 60% and 29%, respectively. The tax benefit for the three and six months ended June 30, 2004 is primarily due to restructuring and impairment charges of $4.1 million recorded during the three months ended June 30, 2004. We expect the effective tax rate to be approximately 28% for the remaining quarters of 2004. Our effective tax rate for the full year is expected to be approximately 11%.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. In November 2003, the FASB issued FASB Staff Position No. FASB 150—3 which deferred the measurement provisions of SFAS No. 150 indefinitely for certain mandatory and redeemable non—controlling interests that were issued before November 5, 2003. The FASB plans to reconsider implementation issues and, perhaps, classification or measurement guidance for those non—controlling interests during the deferral period. To date, the effective provisions of SFAS No. 150 did not have an impact on our results of operations, financial position or cash flows since we do not currently have any financial instruments affected by the standard. While the effective date of certain elements of SFAS No. 150 have been deferred, the adoption of SFAS No. 150 when finalized is not expected to have an impact on the Company’s financial position, results of operations or cash flows, since we do not currently have any financial instrument effected by the standard.

In March 2004, the FASB issued EITF Issue No. 03-1 (“EITF 03-1”), The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments which provides new guidance for assessing impairment losses on investments. Additionally, EITF 03-1 includes new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB delayed the accounting provisions of EITF 03-1; however the disclosure requirements remain effective for annual periods ending after June 15, 2004. We will evaluate the impact of EITF 03-1 once the final guidance is issued.

LIQUIDITY AND CAPITAL RESOURCES

We have funded our business to date from cash generated by our operations and financings. In April 2000, we completed our initial public offering of common stock, generating net proceeds to us of approximately $43.0 million. As of June 30, 2004, we had cash, cash equivalents and short-term investments of $65.7 million.

Net cash provided by operating activities was $6.7 million and $6.6 million for the six months ended June 30, 2004 and 2003, respectively. The $100,000 increase was primarily due to an increase of $3.8 million accrual for restructuring charges and an increase of $700,000 in impairment charges which were partially offset by a decline of $715,000 in net income and of approximately $1.4 million in deferred revenue, as well as a decline of $3 million in accounts payable and other accrued liabilities. The non-cash items also include depreciation and amortization of property and equipment and intangible assets as well as amortization of deferred stock-based compensation and options issued in exchange for services. These non-cash items may increase or decrease and, as a result, positively or negatively impact our future operating results, but they will not have a corresponding impact on our cash flows.

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

Net cash (used in) and provided by investing activities were ($2.6) million and $13.6 million for the six months ended June 30, 2004 and 2003, respectively. For the six months ended June 30, 2004, cash was used in investing activities was due primarily to the acquisition of $11.4 million of available for sale short—term investments and purchase of property equipment for approximately $900,000. The cash used in investing activities was partially offset by the maturities of investments of $9.7 million. For the six months ended June 30, 2003, cash provided by investing activities was $13.6 million due primarily to proceeds from the net maturities and sales of short—term investments of $25.8 million which was partially offset by acquisition of $11.4 million of available for sale short—term investments. We invest in available for sale short—term investments to maximize our investment yields. We expect to continue to acquire these investments in the future and receive proceeds from them as they mature or are sold. We entered into a $500,000 three—year capital lease agreement in June 2004 with a financial institution to finance acquisition of certain furniture and fixture and computer equipment. The capital lease agreement bears interest of 6.1% per annum and has a $1 buyout option at its expiration in June 2007. It is likely we will enter into additional capital lease arrangements as long as the rates remain attractive.

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

We had net deferred tax assets totaling $4.2 million at June 30, 2004. We believe that these assets will be realizable in the future. At December 31, 2003, we had federal and state net operating loss carry forwards ( NOLs ) of approximately $5.7 million and $7.1 million, respectively, the benefit of which is included in the deferred tax assets at those dates. These NOLs can be carried forward to offset future taxable income, if any. Our federal and state net operating loss carry forwards expire in 2006 through 2021, if not utilized. At December 31, 2003, we had federal and state research and development credits of approximately $2.3 million and $800,000, respectively. The federal credits expire in 2020 through 2023. We believe our NOLs and credits will be realizable in the future.

Our contractual obligations consisted of facility lease commitments, operating leases for office equipment, and capital leases for property and equipment. In April 2004, we announced a restructuring plan, and, as a part of that plan, we entered in to a new five—year lease commitment and subleased the remainder of our long—term San Francisco office leases. Gross lease payment obligations under the non—cancelable operating and capital lease are as follows (in thousands):

Year Ending December 31,	Operating Leases	Capital Lease	Total
Remainder of 2004	$940	$91	$1,031
2005	2,376	182	2,558
2006	2,215	182	2,397
2007	2,111	76	2,187
Thereafter	1,521	—	1,521

Total minimum lease payments	$9,163	$531	$9,694
Less: interest	—	45	45

Total lease obligations	$9,163	$486	$9,649

We believe that our existing cash, cash equivalents, short—term investments and cash generated from operations will be sufficient to finance our operations through at least the next 18 months. If we fail to generate cash flow from operations in the future due to an unexpected decline in revenues or due to a sustained increase in cash expenditures in excess of revenues generated, our cash balances may not be sufficient to fund continuing operations without obtaining additional financing. If additional financing is needed, there can be no assurance that such financing will be available to us on reasonable business terms, or at all.

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

Our operating results have fluctuated from quarter to quarter. We believe that quarter—to—quarter comparisons of our historical results of operations are not indicative of our future performance. Our revenues and operating results may continue to vary significantly from quarter to quarter due to a number of factors, including the factors discussed below under the captions:

•	If sales of DBArtisan fall, our revenues and income may decline;

•	Our operating results would be harmed if the recovery in information technology spending does not continue;

•	If we are not able to enhance our existing products to adapt to rapid technological change, or we introduce new products that do not achieve market acceptance, our revenues and earnings may suffer and we may experience loss of market share;

•	Large sales of our products and maintenance involve a lengthy sales cycle and are unpredictable, which could cause delays in recognizing revenue or the failure to obtain revenue;

•	Our high fixed operating expenses might adversely affect our profitability if future revenue expectations are not met;

•	We may have future non—recurring charges in the event of goodwill impairment;

•	We may be required to change our revenue recognition policies based on changing implementation guidelines and interpretations, which could cause our revenues and operating results to fluctuate unexpectedly;

•	If our products do not perform as expected, we may lose customers, our costs will increase and revenues may be delayed or lost;

•	Litigation could continue to increase our general and administrative expenses and harm our business; and

•	Acquisitions of companies or technologies may result in disruptions to our business.

Seasonal variations in orders for our products also contribute to fluctuations in our quarterly operating results. These fluctuations are likely to cause corresponding volatility in our stock price, particularly if our operating results vary from analyst’s expectations.

If sales of DBArtisan fall, our revenues and income may decline.

A significant portion of our revenues is derived from sales of our DBArtisan product family. In each of the last three years, and in the year-to-date ended June 30, 2004, sales from our DBArtisan product family accounted for over one-third to one-half of our domestic license revenues. We expect that sales of DBArtisan will continue to represent a substantial portion of our license revenues for the foreseeable future. In addition, many of our customers initiate a relationship with us by purchasing DBArtisan. If demand for DBArtisan declines due to competition, technological change or other factors, our revenues and income may decline significantly.

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

The introduction of new technologies and the emergence of new industry standards may render our existing products obsolete and unmarketable. Delays in the general availability of new releases or problems in the installation or implementation of new releases could harm our business and operating results. We may not be successful in developing and marketing, on a timely and cost—effective basis, new products or new product enhancements that respond to technological change, evolving industry standards, or customer requirements. Our failure to do so would render our products obsolete and could harm our ability to compete. In addition, our products and product enhancements may not achieve market acceptance.

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

In recent years, software revenue recognition rules have been under heavy review and interpretation by various accounting authoritative and regulatory bodies, including the American Institute for Certified Public Accountants and the Financial Accounting Standards Board. These reviews and interpretations have resulted in significant changes in the practices and standards for recognizing revenues in software companies. There could be further changes in these standards. We may have to change our methods of revenue recognition to comply with new standards, and any such change could cause deferment of revenues recognized in current periods to subsequent periods or accelerated recognition of deferred revenue to current periods, such changes might cause shortfalls in meeting securities analysts and investors expectations in any period. Any such shortfalls could have an adverse impact on our stock price.

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

Computer software such as ours often contains undetected errors and may contain design flaws. Errors may be found in current versions, new versions, or enhancements of our products after we make commercial shipments. If our software contains undetected errors, performs unreliably, or if we otherwise fail to meet our customer’s expectations, we may suffer:

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

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer carried out an evaluation of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934) as of the date of this amended report. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2004 due to the material weakness in our internal controls discussed below.

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

ITEM 2. CHANGES IN USE OF SECURITIES AND USE OF PROCEEDS

The table set forth below describes the shares of common stock repurchased by the Company during the period covered by this report. All shares were repurchased pursuant to the Company s publicly announced stock repurchase program approved by the Board of Directors in September 2001 and amended as of July 2002 and July 2004, which permits the Company to repurchase up to an aggregate of 3,230,00 shares of common stock. Under this stock repurchase program, depending on market conditions and other factors, the Company may make repurchases from time to time in the open market and in negotiated transactions, including block transactions. This stock repurchase program may be terminated at any time (in thousands, except average price paid per share):

		Number of Shares Purchased in period	Average Price Paid Per Share	Cumulative Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased under Plans or Programs
April 1	April 30, 2004	—	$—	1,162	1,068
May 1	May 31, 2004	10	$11.48	1,172	1,058
June 1	June 30, 2004	42	$11.23	1,214	1,016

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Embarcadero s Annual Meeting of Stockholders was held on June 15, 2004. At that time, there were present in person or by proxy 25,850,785 shares representing 94% of the total votes. Stockholders (1) elected two Class I directors to hold offices for a term of three years and until their successors are elected and qualified; (2) ratified the adoption of the Company s 2004 Equity Incentive Plan; and (3) ratified the appointment of PricewaterhouseCoopers LLP as Embarcadero s independent registered public accounting firm for the year ending December 31, 2004.

Results of stockholder voting were as follows:

(a)	To elect two three-year term Class I members serving on the Board of Directors.

Election of Director	Votes For	Votes Withheld
Timothy C.K. Chou	25,190,764	660,021
Frank M. Polestra	25,337,861	512,924

(b)	To approve the adoption of the Company’s 2004 Equity Incentive Plan.

Votes For	Votes Against	Votes Abstain	Broker Non-Vote
14,657,229	7,463,245	1,524	3,728,787

(c)	To ratify the appointment of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for the year ending December 31, 2004.

Votes For	Votes Against	Votes Abstain	Broker Non-Vote
25,352,949	497,026	810	0

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

The following documents are furnished as Exhibits to this Report:

10.1(1)•	2004 Equity Incentive Plan.

31.1•	Certification of Stephen Wong pursuant to Rule 13a-14(a) of the Securities and Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2•	Certification of Raj Sabhlok pursuant to Rule 13a-14(a) of the Securities and Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1•	Certification of Stephen Wong pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2•	Certification of Raj Sabhlok pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)•	Incorporated by reference to Exhibit 99.1 to Embarcadero s Form S-8 (File No. 333-117958), as filed on August 5, 2004.

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