Form 10-Q
period 2004-09-30
EMBARCADERO TECHNOLOGIES INC
filed 2005-01-18
CIK 1107112

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004.

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

EMBARCADERO TECHNOLOGIES, INC.

PART I- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EMBARCADERO TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

(unaudited)

	September 30, 2004	December 31, 2003
ASSETS

Current Assets:
Cash and cash equivalents	$50,520	$45,066
Short-term investments	7,480	12,901
Trade accounts receivable, net	6,617	8,237
Prepaid expenses and other current assets	2,065	1,670
Deferred income taxes	415	465

Total current assets	67,097	68,339

Property and equipment, net	3,023	3,259
Goodwill	10,337	10,337
Other intangible assets, net	86	692
Deferred income taxes	3,777	3,711
Other assets, net	2,255	3,692

Total assets	$86,575	$90,030

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$490	$1,011
Accrued liabilities	5,492	5,098
Capital lease obligations	173	—
Deferred revenue	13,320	13,219

Total current liabilities	19,475	19,328
Long-term deferred revenue	169	251
Long-term capital lease obligations	274	—
Long-term restructuring accrual	1,906	203

Total liabilities	21,824	19,782

Stockholders’ Equity:
Common stock at $0.001 par value	26	28
Treasury stock at cost	(17,469)	(6,287)
Additional paid-in capital	85,586	80,145
Accumulated other comprehensive income	439	374
Deferred stock-based compensation	(3,007)	(1,519)
Accumulated deficit	(824)	(2,493)

Total stockholders’ equity	64,751	70,248

Total liabilities and stockholders’ equity	$86,575	$90,030

The accompanying notes are an integral part of these condensed consolidated financial statements.

EMBARCADERO TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Revenues:
License	$7,097	$6,864	$20,564	$19,632
Maintenance	6,928	6,290	21,192	18,175

Total revenues	14,025	13,154	41,756	37,807

Cost of revenues:
License	283	168	705	373
Amortization of acquired technology	556	556	1,667	1,667
Maintenance	572	565	1,814	1,718

Total cost of revenues	1,411	1,289	4,186	3,758

Gross profit	12,614	11,865	37,570	34,049

Operating expenses:
Research and development	3,915	3,987	11,595	11,793
Sales and marketing	5,204	4,602	15,411	14,341
General and administrative	2,260	1,263	5,016	3,873
Restructuring and impairment charges	—	—	4,068	—

Total operating expenses	11,379	9,852	36,090	30,007

Income from operations	1,235	2,013	1,480	4,042
Other income, net	210	79	529	364

Income before provision for income taxes	1,445	2,092	2,009	4,406
Provision for income taxes	(692)	(607)	(340)	(1,278)

Net income	$753	$1,485	$1,669	$3,128

Net income per share:
Basic	$0.03	$0.06	$0.06	$0.12

Diluted	$0.03	$0.05	$0.06	$0.11

Shares used in per share calculation:
Basic	26,604	26,525	27,044	26,553

Diluted	28,078	28,458	28,778	28,289

Non-cash stock-based compensation included in the above expenses:

Cost of revenues	$7	$—	$9	$—
Research and development	227	55	282	61
Sales and marketing	222	60	552	242
General and administrative	276	55	593	302

	$732	$170	$1,436	$605

The accompanying notes are an integral part of these condensed consolidated financial statements.

EMBARCADERO TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine months ended September 30,
	2004	2003
Cash from Operating Activities:
Net income	$1,669	$3,128
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,360	1,582
Recovery of doubtful accounts	(53)	(66)
Deferred income taxes	(16)	—
Impairment charges	680	—
Amortization of developed technology	1,465	1,167
Amortization of other intangible assets	606	606
Amortization of deferred stock-based compensation	1,378	542
Issuance of options in exchange for services	58	63
Changes in assets and liabilities:
Trade accounts receivable	1,816	(68)
Prepaid expenses and other assets	(434)	(229)
Accounts payable and accrued liabilities	1,801	1,180
Deferred revenue	(252)	1,405

Net cash provided by operating activities	10,078	9,310

Cash from Investing Activities:
Purchase of investments	(11,393)	(13,496)
Maturities of investments	16,799	11,700
Sales of investments	—	17,717
Purchase of property and equipment	(1,300)	(817)
Technology acquired and developed	(45)	(275)

Net cash provided by investing activities	4,061	14,829

Cash from Financing Activities:
Payments for repurchase of common stock	(11,182)	(1,171)
Payments of principal under capital lease obligation	(52)	—
Proceeds from exercise of stock options	2,519	150

Net cash used in financing activities	(8,715)	(1,021)

Effect of exchange rate changes on cash and cash equivalents	30	92

Net increase in cash and cash equivalents	5,454	23,210
Cash and cash equivalents at the beginning of the period	45,066	15,870

Cash and cash equivalents at the end of the period	$50,520	$39,080

The accompanying notes are an integral part of these condensed consolidated financial statements.

EMBARCADERO TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

INTRODUCTION

The Audit Committee of our Board of Directors recently completed an investigation focused on our revenue recognition practices related to transactions with certain distributors and resellers, principally those of our United Kingdom subsidiary, Embarcadero Europe Ltd. (“Embarcadero Europe”). Upon completion of this investigation, we concluded that it was necessary to restate certain financial data to properly reflect sales to certain international distributors and resellers on a sell-through basis, which is consistent with our revenue recognition policy, for the quarters ended March 31 and June 30, 2004. The financial statements presented in this report give effect to such restatement.

NOTE 1 - THE COMPANY AND BASIS OF PRESENTATION

Embarcadero Technologies, Inc. (with its subsidiaries, collectively referred to as “Embarcadero” or “the Company”) was incorporated in California on July 23, 1993, and reincorporated in Delaware on February 15, 2000. The Company provides software products that enable organizations to effectively manage their database infrastructure and manage the underlying data housed within that infrastructure. The Company is headquartered in San Francisco, California and has international operations in Maidenhead, United Kingdom; Toronto, Canada; and Melbourne, Australia.

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

Operating results for the three and nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2004, or for any future period. Further, the preparation of condensed consolidated financial statements requires management to make estimates and assumptions that affect the recorded amounts reported therein. A change in facts or circumstances surrounding the estimates could result in a change to the estimates and impact future operating results.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of Embarcadero Technologies, Inc. and its wholly-owned subsidiaries: Embarcadero Europe Ltd., Embarcadero Canada Ltd. and Embarcadero Australia Ltd. The Company has eliminated all inter-company accounts and transactions.

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

Cash and Cash Equivalents

Cash and cash equivalents include all highly liquid investments with an original maturity of three months or less at the time of purchase. The Company’s cash and other cash equivalents at September 30, 2004 and December 31, 2003 consisted of deposits in banks, money market funds and short-term securities.

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and cash equivalents and trade accounts receivable. The Company maintains its cash and cash equivalents with high quality financial institutions and invests in highly rated short-term securities.

The Company maintains an allowance for doubtful accounts resulting from the inability of our customers to make required payments. The allowance was $81,000 at September 30, 2004. The amount of our allowance is based on historical experience and an analysis of the current accounts receivable. Credit losses to date have been within management’s expectations. However, actual results could differ from such estimates. As of September 30, 2004 and December 31, 2003 there were no customer balances in excess of 10% of aggregate accounts receivable.

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

Accounting for Goodwill

Goodwill represents the excess of the purchase price over the fair value of net assets acquired in business combination. In July 2001, the Financial Accounting Standards Board (FASB) approved the issuance of SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 provides guidance on how to account for goodwill and certain intangible assets after an acquisition is completed. The most substantive change is that goodwill and other indefinite life intangible assets can no longer be amortized but instead should be periodically tested for impairment. Embarcadero adopted SFAS No. 142 on January 1, 2002 and has ceased amortization of goodwill and will evaluate it for impairment in accordance with its policies.

Revenue Recognition

The Company’s revenues are primarily derived from software license fees and related maintenance and support contracts. Revenues from software license fees are recognized upon shipment, when terms of the contracts are Freight on Board (F.O.B.) shipping point, provided that evidence of an arrangement exists, the fee is fixed or determinable and collection of the resulting receivable is probable. Maintenance and support contracts generally cover a one-year term and are paid for in advance. Revenues from maintenance and support contracts are recognized ratably over the term of the contract. License revenues include the nominal shipping and handling charges associated with most of the license orders. The actual shipping costs that we incur are included in the cost of revenues.

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

Products may be sold through distributors or resellers in the United States and certain international markets. Revenues from software license fees sold through distributors or resellers are recognized on the sell-through basis. Maintenance revenue sold through distributors and resellers is recognized ratably over the contractual PCS period. Distributors and resellers purchase products to fulfill specific customer orders and generally do not hold inventory of our products. The Company also enters into arrangements with OEMs that provide for license fees based on inclusion of the Company’s products in their products. These arrangements often provide for non-refundable and upfront minimum royalty payments which are recognized as revenue either immediately or on a sell-through basis when due, assuming all other revenue recognition criteria are met. The OEM arrangements usually include maintenance and support contracts. The Company allocates revenues to the delivered elements of the arrangements using the residual value method based on the VSOE for undelivered items.

The Company sells its software and related maintenance services directly through our telesales and field sales organizations in North America, the United Kingdom and Australia and indirectly through our distribution partners worldwide.

The Company does not have a return or refund policy and its practice is to enforce the terms of the contracts and not allow its customers to return their software products, and as such past sales returns have not been material. However, the Company has allowed a small number of its customers to return their software products, and therefore has recorded a reserve of $25,000 as of September 30, 2004.

Foreign Currency Translation

The functional currencies of the Company’s foreign subsidiaries are their respective local currencies. The Company translates the assets and liabilities of international subsidiaries into the U.S. Dollar at the current rates of exchange in effect during each period. Revenues and expenses are translated using rates that approximate the average of those in effect during the period. Gains and losses from translation adjustments are included in stockholders’ equity in the consolidated balance sheet caption “Accumulated other comprehensive income”.

Deferred Revenue

Deferred revenue represents amounts received from customers under certain maintenance and service contracts for which the revenue earnings process has not been completed. The revenue will be recognized ratably over the life of the contract or when the service is rendered.

Income Taxes

The Company uses the asset and liability method of accounting for income taxes based on Statement of Financial Accounting Standards ( SFAS ) No. 109, Accounting for Income Taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts and the tax basis of existing assets and liabilities. The Company records a valuation allowance to reduce tax assets to an amount for which realization is more likely than not. There are certain charges that are not deductible for tax purposes. The Company recorded a restructuring charge of $4.1 million during the three months ended June 30, 2004, and a significant portion of this amount may not be deductible for tax purposes in the current year. Thus, the statutory income tax rate used for determination of tax liability will likely differ from the effective income tax rate used for the calculation of income tax provision for financial reporting purposes.

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

For the three and nine months ended September 30, 2004, the Company issued restricted stock grants with an associated deferred compensation expense of $918,000 and $3.7 million, respectively. The deferred compensation expense will be amortized to expense over the period that the transfer restrictions are in effect. For the three and nine months ended September 30, 2004, the Company recorded compensation expense related to restricted stock grants of $732,000 and $1.4 million, respectively. For the three and nine months ended September 30, 2003, the Company did not record any compensation expense related to restricted stock grants.

The compensation expense recorded for restricted stock grants under the intrinsic value method is consistent with the expense that would be recorded under the fair value-based method. Had the compensation cost for the Company’s employee stock option grants been determined based on the grant date fair values of awards estimated using the Black-Scholes option pricing model, which is consistent with the method described in SFAS No. 123, the

Company’s reported net income and net income per share would have been reduced to the following pro forma amounts (in thousands, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
	(unaudited)		(unaudited)
Net income, as reported	$753	$1,485	$1,669	$3,128
Employee stock-based compensation expense included in reported net income, net of tax	434	87	817	451
Total employee stock-based compensation expense determined under fair value, net of tax	(1,048)	(438)	(2,646)	(1,980)

Pro forma net income (loss)	$139	$1,134	$(160)	$1,599

Basic net income (loss) per share:
As reported	$0.03	$0.06	$0.06	$0.12
Pro forma	$0.01	$0.04	$(0.01)	$0.06

Diluted net income (loss) per share:
As reported	$0.03	$0.05	$0.06	$0.11
Pro forma	$0.00	$0.04	$(0.01)	$0.06

The fair value of each option grant is estimated on the date of grant using the fair value method with the following weighted average assumptions:

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
	(unaudited)		(unaudited)
Risk free interest rate	3.02-3.78%	2.33-6.65%	2.40-3.78%	2.33-6.65%
Expected life	4	4	4	4
Expected dividends	$—	$—	$—	$—
Volatality	99%	113%	99%	113%

In connection with the financial restatement discussed in Note 12 below, and as a result of the delayed filing of its Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, the Company suspended all exercises of stock options under each of its equity compensation plans from November 16, 2004 through the filing date of this report. This suspension was required because the Company’s periodic reports are incorporated by reference into the registration statements for the securities issuable under each such equity compensation plan. The Company has extended the exercisability of all options that would otherwise have terminated during that period for a period of time equal to that during which the options were not exercisable due to the suspension. Accordingly, the Company will record a stock-based compensation charge in the quarter ending December 31, 2004 to record the intrinsic benefit received by the optionees for the extension of time to exercise their options

New Accounting Pronouncements

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires an issuer to classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. In November 2003, the FASB issued FASB Staff Position No.150-3 which deferred the effective date for instruments that are mandatorily redeemable on fixed dates for amounts that either are fixed or are determined by reference to an interest rate index, currency index or another external index by one year, so that, for those instruments, the provisions of SFAS No. 150 are effective for fiscal periods beginning after December 15, 2004, and for all other financial instruments that are mandatorily redeemable, the classification, measurement and disclosure provisions of SFAS No. 150 are deferred indefinitely, pending further FASB action. The FASB, at this time, is reconsidering the implementation issues, as well as, perhaps, classification or measurement guidance for those non-controlling interests during the deferral period. To date, the effective provisions of SFAS No. 150 did not have an impact on the financial position or the results of operations of the Company. Although the effective date of certain elements of SFAS No. 150 has been deferred, the adoption of SFAS No. 150, once finalized, is not expected to have an impact on the Company’s financial position or the results of operations since the Company does not currently have any financial instrument that has been impacted by the standard.

In March 2004, the FASB issued EITF Issue No. 03-01 (EITF 03-01), The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, which provides new guidance for assessing impairment losses on investments. Additionally, EITF 03-01 includes new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB delayed the accounting provisions of EITF 03-01; however, the disclosure requirements remain effective for annual periods ending after June 15, 2004. The Company will evaluate the impact of EITF 03-01 once the final guidance is issued.

In October, 2004, the President signed the American Jobs Creation Act of 2004 (the “Act”). The Act creates a temporary incentive for U.S corporations to repatriate accumulated income earned abroad by providing an 85 percent dividends received deduction for certain dividends from controlled foreign corporations. The deduction is subject to a number of limitations and, as of today, uncertainty remains as to how to interpret numerous provisions in the Act.

In December 2004, FASB issued Statement of Financial Accounting Standards (SFAS) No. 123 (Revised 2004), Share-Based Payment. The new pronouncement replaces the existing requirements under SFAS No.123 and APB 25. According to SFAS No. 123 (R), all forms of share-based payments to employees, including employee stock options and employee stock purchase plans, would be treated the same as any other form of compensation by recognizing the related cost in the Statement of Operations. This pronouncement eliminates the ability to account for stock-based compensation transactions using APB No. 25 and generally would require instead that such transactions be accounted for using a fair-value based method, with a binomial or lattice model preferred to the Black-Scholes valuation model. The lattice model can explicitly capture expected changes in dividends and stock volatility over the expected life of the options, in contrast to the Black-Scholes option-pricing model, which uses weighted average assumptions about option pricing. FASB concluded that for public companies SFAS No. 123 (R) is effective for awards and stock options granted, modified or settled in cash in interim or annual periods beginning after June 15, 2005. SFAS No. 123 (R) provides transition alternatives for public companies to restate prior interim periods or prior years. The Company is in the process of evaluating the impact of this standard on its statement of operation.

NOTE 3 - OTHER COMPREHENSIVE INCOME

Other comprehensive income consists of unrealized loss on available-for-sale investments reported at fair value and foreign currency translation adjustments during the period.

The components of comprehensive income are as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
	(unaudited)		(unaudited)
Net income, as reported	$753	$1,485	$1,669	$3,128
Unrealized loss on available-for-sale investments	(3)	—	(10)	(112)
Foreign currency translation adjustments	92	9	26	39

Comprehensive income	$842	$1,494	$1,685	$3,055

NOTE 4 - EARNINGS PER SHARE

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

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net income per share is as follows (in thousands, except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
	(unaudited)		(unaudited)
Calculation of basic net income per share:
Net income	$753	$1,485	$1,669	$3,128
Weighted average common shares outstanding	26,604	26,525	27,044	26,553
Net income per share, basic	$0.03	$0.06	$0.06	$0.12

Calculation of diluted net income per share:
Net income	$753	$1,485	$1,669	$3,128
Weighted average - common shares outstanding	26,604	26,525	27,044	26,553
Dilutive securities - common stock options and shares subject to repurchase	1,474	1,933	1,734	1,736

Weighted average - common shares outstanding and potentially dilutive common shares	28,078	28,458	28,778	28,289
Net income per share, diluted	$0.03	$0.05	$0.06	$0.11

Anti-dilutive common stock options and non-vested common stock, not included in net income (loss) per share calculation	1,928	1,055	1,169	1,227

NOTE 5 - ACCOUNTING FOR GOODWILL AND OTHER INTANGIBLE ASSETS

Between January 1, 2004 and September 30, 2004, there were no changes to the Company’s goodwill balance of $10.3 million. The Company performed its last impairment test in September 2004 and determined that there had been no impairment to its goodwill. There can be no assurance, however, that a material impairment charge will not be recorded in the future.

Other intangible assets subject to amortization consist of acquired technology that is being amortized over a period of four years as follows (in thousands):

	As of September 30, 2004			As of December 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
		(unaudited)			(unaudited)
Other intangible assets:
Acquired technology	$3,230	$3,144	$86	$3,230	$2,538	$692

The other intangible assets will be fully amortized during the three months ending December 31, 2004.

NOTE 6 - CAPITALIZED SOFTWARE DEVELOPMENT COSTS

The Company accounts for certain software development costs, including purchased software, in accordance with SFAS No. 86, Accounting for Costs of Computer Software to be Sold, Leased or Otherwise Marketed. For the three and nine months ended September 30, 2004, the Company capitalized $30,000 and $45,000 of software development costs. For the comparable periods in 2003, the Company capitalized $0 and $275,000, respectively. Capitalized software costs subject to amortization consist of technology that is being amortized over a period of 36 months. The capitalized software at September 30, 2004 will be fully amortized within 1 and 2 years. The software development costs are as follows (in thousands):

	As of September 30, 2004			As of December 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
		(unaudited)
Capitalized software	$6,268	$4,247	$2,021	$6,223	$2,783	$3,440

The net capitalized software costs are classified as “Other assets” on the Company’s balance sheet.

NOTE 7 - RESTRUCTURING AND IMPAIRMENT LOSS

During the three months ended June 30, 2004, the Company recorded a restructuring and impairment charge of $4.1 million related to the consolidation of our office leases in San Francisco. The restructuring charge is based on net present value of the Company’s future contractual lease obligations net of any sublease income and any incidental expenses related to restructuring.

In addition to the restructuring provision, the Company abandoned approximately $680,000 of leasehold improvements and excess furniture and fixtures.

A summary of the restructuring accrual is as follows (in thousands):

	Facility Leases, Net of Sublease Income	Write Down of Leasehold Improvements	Other Restructuring Expenses	Total
	(unaudited)
Balance as of December 31, 2003	$413	$—	$—	$413
Restructuring and impairment charges during the three months ended June 30, 2004	2,822	680	566	4,068
Non-cash reduction of accrual	—	(680)	—	(680)
Net cash payments during the nine months ended September 30, 2004	(502)	—	(499)	(1,001)

Accrual balance as of September 30, 2004	$2,733	$—	$67	$2,800

As of September 30, 2004, approximately $1.9 million of the restructuring accrual is recorded as long-term liabilities.

NOTE 8 – TREASURY STOCK

In September 2001, the Company’s Board of Directors authorized an initial stock repurchase program of up to 1,000,000 shares of its common stock. In July 2002, the Board of Directors amended the Company’s stock repurchase program to increase the number of shares authorized for repurchase by an additional 1,230,000 shares. In July 2004, the Board of Directors further amended the Company’s stock repurchase program to increase the number of shares authorized for repurchase by an additional 1,000,000 shares. Depending on market conditions and other factors, repurchases can be made from time to time in the open market and in negotiated transactions, including block transactions, and this program may be discontinued at any time. During the nine months ended September 30, 2004, the Company repurchased approximately 1,519,000 shares at a cost of approximately $11.2 million. In calendar year ended December 31, 2003, the Company repurchased approximately 231,000 shares at a cost of approximately $1.2 million.

	Number of Shares (thousands)	Cost of Repurchase	Average Cost
	(unaudited)
Initial repurchase program authorized in September 2001	1,000
Increased in repurchase program authorized in July 2002	1,230
Increased in repurchase program authorized in July 2004	1,000

Total authorized for repurchase	3,230

Shares repurchased in 2001	218	$1,781	$8.17
Shares repurchased in 2002	713	3,335	4.68
Shares repurchased in 2003	231	1,171	5.07
Shares repurchased during the three months ended June 30, 2004	52	588	11.31
Shares repurchased during the three months ended September 30, 2004	1,467	10,594	7.22

Total shares repurchased	2,681	$17,469	$6.52

Remaining shares available for repurchase at September 30, 2004	549

In October 2004, the Board of Directors amended the Company’s stock repurchase program to increase the number of shares authorized to repurchase by an additional 1,000,000 shares.

NOTE 9 - GEOGRAPHIC AND SEGMENT REPORTING

Operating segments are components of a business enterprise that its chief operating decision maker considers when allocating resources to its different segments and making assessments on their performances. By this definition, the Company operates only in one reportable operating segment: the design, development, marketing, sales and support of software for database and application development and management.

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

Revenues by geographic regions are as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
	(unaudited)		(unaudited)
Revenues:
North America	$11,537	$10,612	$33,103	$30,265
United Kingdom	992	915	3,246	2,486
Other	1,496	1,627	5,407	5,056

Total	$14,025	$13,154	$41,756	$37,807

Long-lived assets by geographic regions are as follows:

	As of September 30, 2004	As of December 31, 2003
	(unaudited)
Long lived assets:
North America	$2,729	$3,059
United Kingdom	263	183
Other	31	17

Total	$3,023	$3,259

NOTE 10 - COMMITMENTS AND CONTINGENCIES

Bank Credit Facility

On August 31, 2004, the Company terminated its $3.0 million revolving credit facility.

A financial institution issued an irrevocable standby letter of credit for approximately $120,000 in relation to a real estate lease agreement executed in April 2004. The standby letter of credit will expire on June 1, 2005.

Leases

The Company leases office space and equipment under non-cancelable operating lease agreements that expire at various dates through 2009. The Company recognizes rent expense on a straight-line basis over the lease period and has accrued for rent expense incurred but not paid. Some of the lease agreements have renewal options ranging from one to five years. In April 2004, the Company announced a restructuring plan. As a part of that plan, the Company entered into a new five-year lease commitment and subleased the remainder of its long-term San Francisco office leases. The lease and subleases were executed in April 2004. The subleases will expire in July 2008. The Company’s net contractual sublease income over the duration of the subleases is $962,000 payable as follows: years 2005 through 2007, $269,000 per year and $155,000 in 2008.

The Company entered into a three-year capital lease agreement in June 2004, for approximately $500,000 to finance the acquisition of certain furniture and fixtures and computer equipment. The capital lease agreement bears an interest rate of 6.1% per annum and has a $1 buyout option at its expiration in June 2007.

Gross lease payment obligations under the non-cancelable operating and capital lease are as follows (in thousands):

Year Ending December 31,	Operating Leases	Capital Lease	Bank Letter of Credit	Total
Remainder of 2004	$287	$45	$—	$332
Fiscal year 2005	1,524	182	120	1,826
Fiscal year 2006	1,333	182	—	1,515
Fiscal year 2007	1,146	76	—	1,222
Thereafter	1,350	—	—	1,350

Total	$5,640	$485	$120	$6,245

Contingencies

In October 2002, The Client Server Factory Inc. filed a claim in the Superior Court for the County of San Francisco alleging causes of action for breach of fiduciary duty for misappropriation and theft of corporate opportunity, fraud, negligent misrepresentation, conspiracy and other similar claims. The claims relate to alleged activities of Wayne Williams, currently our Chief Technology Officer, and an entity in which Mr. Williams previously held an interest, EngineeringPerformance, Inc., prior to November 2000, when we acquired Engineering Performance and Mr. Williams joined the Company. The complaint names as defendants, in addition to Mr. Williams, Stonegate Insurance Company LTD, a holding company owned by Mr. Williams through which he held his interest in EngineeringPerformance; EngineeringPerformance Inc. and a related company, EngineeringPerformance, LLC; and the Company and Stephen Wong, the Company’s President and Chief Executive Officer. Among other things, the complaint alleges that the defendants conspired together to deprive the plaintiff of its proprietary rights to software that the Company acquired from EngineeringPerformance, Inc., which is being used in a product that the Company’s currently selling and marketing. The plaintiff is seeking damages of at least $10.0 million plus punitive damages, as well as restitution and disgorgement of certain earnings, profits, compensation and benefits.

In February 2004, Embarcadero, along with Mr. Wong, EngineeringPerformance Inc., and EngineeringPerformance, LLC, filed an amended cross-complaint against The Client Server Factory for fraud, negligent misrepresentation and violation of California’s unfair competition law. These claims relate to contracts between Embarcadero and EngineeringPerformance, LLC, and, respectively, Client Server Factory and its then U.S. sales office. The cross-complaint seeks restitution, an unspecified amount of compensatory damages, and punitive damages. In August 2004, Embarcadero, along with Mr. Wong, EngineeringPerformance Inc., and EngineeringPerformance, LLC removed the lawsuit to federal court. In October 2004, the case was remanded back to state court. A trial date has been set for July 5, 2005. While management believes that the defenses to the claims are meritorious and the Company intends to continue to defend itself vigorously, no estimate can be made of the possible loss or possible range of loss associated with the resolution of this contingency and accordingly, the Company has not recorded a liability. As the litigation is uncertain, the Company is unable to predict an outcome at this time. An unfavorable outcome may have a material adverse effect on our financial position, results of operations or cash flows.

NOTE 11 – RESTATEMENT OF FINANCIAL STATEMENTS

The Audit Committee of our Board of Directors recently completed an investigation focused on our revenue recognition practices related to transactions with certain distributors and resellers, principally those of our United Kingdom subsidiary, Embarcadero Europe. Upon completion of this investigation, we concluded that it was necessary to restate certain financial data to properly reflect sales to certain international distributors and resellers on a sell-through basis, which is consistent with our revenue recognition policy, for the quarters ended March 31 and June 30, 2004.

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

As a result of the foregoing factors, and to correct an error in calculating the amortization of our deferred revenue related to maintenance contracts generated by Embarcadero Europe in the quarter ended June 30, 2004, we have restated our financial results for the three and six months ended March 31 and June 30, 2004, to conform to our internal revenue recognition policies to recognize revenue from sales by distributors and resellers on a sell-through basis. The restatement excludes revenue previously recognized from certain distributors and resellers, and defers it until all criteria for the recognition of revenue have been satisfied. Further, the restatement corrects an error in calculating the amortization of our deferred revenue related to maintenance contracts generated by Embarcadero Europe in the quarter ended June 30, 2004. As a result of the restatement, total revenues have decreased by $181,000 for the quarter ended March 31, 2004, $366,000 for the quarter ended June 30, 2004, and $547,000 for the six months ended June 30, 2004; net income has decreased by $130,000 for the quarter ended March 31, 2004, net loss increased by $326,000 for the quarter ended June 30, 2004, and net income has decreased by $456,000 for the six months ended June 30, 2004; and diluted earnings per share has decreased $0.01 for the quarter ended March 31, 2004, basic and diluted loss per share increased by $0.01 for the quarter ended June 30, 2004, and basic and diluted earnings per share decreased by $0.02 for the six months ended June 30, 2004.

None of the adjustments described above had any impact on cash balances for any affected period. However, our condensed consolidated statements of cash flows and certain items in the cash provided by operating activities were restated to reflect the restated net income (loss) and revisions to certain balance sheet accounts. There were no other changes to the consolidated statements of cash flows.

NOTE 12 – SUBSEQUENT EVENTS

From November 5, 2004 to November 10, 2004, multiple class action lawsuits were filed against the Company and certain of its officers in the United States District Court for the Northern District of California. Each lawsuit purports to be filed on behalf of all purchasers of the Company’s securities from April 20, 2004 through October 27, 2004, inclusive (the “class period”), and each lawsuit alleges various violations of securities laws during the class period. The lawsuits seek unspecified damages.

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

This Management’s Discussion and Analysis of Financial Condition and Results of Operations gives effect to the restatement of our consolidated financial statements for the quarters ended March 31 and June 30, 2004. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes included in this Form 10-Q, and with our Management’s Discussion and Analysis included in our Annual Report on Form 10-K for the year ended December 31, 2003, filed on March 12, 2004, and with the Forms 10-Q/A for the quarters ended March 31, 2004 and June 30, 2004, each filed on January 18, 2005.

The Audit Committee of our Board of Directors recently completed an investigation focused on our revenue recognition practices related to transactions with certain distributors and resellers, principally those of our United Kingdom subsidiary, Embarcadero Europe. As a result of the investigation, the Audit Committee determined that certain distributors and resellers had an implied right to (i) pay us only when they were paid by end users, (ii) return product in the event that a sale to an end user was ultimately not consummated or (iii) pay us on extended terms beyond their initial contractual obligations. Had we accounted for the subject transactions giving consideration to these implied rights, we would not have recorded revenues in the period in which they were originally recorded, as the fees associated with the contracts would not have been fixed and determinable.

As a result of the foregoing, and an error in calculating the amortization of our deferred revenue related to maintenance contracts generated by Embarcadero Europe in the quarter ended June 30, 2004, total revenues have decreased by $181,000 for the quarter ended March 31, 2004, $366,000 for the quarter ended June 30, 2004, and $547,000 for the six months ended June 30, 2004; net income has decreased by $130,000 for the quarter ended March 31, 2004, net loss has increased by $326,000 for the quarter ended June 30, 2004, and net income has decreased by $456,000 for the six months ended June 30, 2004; and diluted earnings per share has decreased $0.01 for the quarter ended March 31, 2004, basic and diluted loss per share have increased by $0.01 for the quarter ended June 30, 2004, and basic and diluted earnings per share have decreased by $0.02 for the six months ended June 30, 2004.

The restatement adjustments did not materially affect our reported deferred revenue balances. None of the adjustments described above had any impact on cash balances or net cash provided by operating activities for any period. However, our condensed consolidated statements of cash flows and certain items in the cash provided by operating activities were restated to reflect the restated net income (loss), and revisions to certain balance sheet accounts. There were no other changes to the consolidated statements of cash flows.

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

Slightly stronger IT spending, better sales execution in the U.S. market and new product offerings increased our total revenues to $14.0 million and $41.8 million for the three and nine months ended September 30, 2004, as compared to $13.2 million and $37.8 million for the corresponding periods in 2003.

Most of our operating expenses are related to personnel and related overhead costs, facilities, outside research and development contractors, and legal and other professional service costs. The operating expenditures for the three and nine months ended September 30, 2004, were at $11.4 million and $36.1 million, respectively, as compared to $9.9 million and $30.0 million for the three and nine months ended September 30, 2003, respectively.

As discussed above, our Audit Committee recently completed an accounting investigation. The Committee engaged independent legal and accounting experts to conduct the investigation. We estimate that the cost of the investigation will be between $2.1 million and $2.3 million, which will be recorded in operating expenses in the three month period ending December 31, 2004.

Our revenues for the three and nine months ended September 30, 2004 increased by 6.6% and 10.5%, respectively, while the operating expenditures, including the restructuring and impairment charges of $4.1 million, increased by 15.5% and 20.3%, respectively, for the same periods.

Our cash flow from operations was approximately $10.1 million for the nine months ended September 30, 2004. Cash, cash equivalents, and short-term investments were $58 million at September 30, 2004, which remained unchanged compared to December 31, 2003, including cash payments of approximately $11.2 million related to acquisition of common stock under the Company’s stock repurchase program during the nine months ended September 30, 2004.

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentage relationship of certain items from the Company’s condensed consolidated statements of operations to total revenues:

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
	(unaudited)		(unaudited)
Revenues:
License	50.6%	52.2%	49.2%	51.9%
Maintenance	49.4	47.8	50.8	48.1

Total revenues	100.0	100.0	100.0	100.0

Cost of revenues:
License	2.0	1.3	1.7	1.0
Amortization of acquired technology	4.0	4.2	4.0	4.4
Maintenance	4.1	4.3	4.3	4.5

Total cost of revenues	10.1	9.8	10.0	9.9

Gross profit	89.9	90.2	90.0	90.1

Operating expenses:
Research and development	27.9	30.3	27.8	31.2
Sales and marketing	37.1	35.0	36.9	37.9
General and administrative	16.1	9.6	12.0	10.3
Restructuring and impairment charges	—	—	9.7	—

Total operating expenses	81.1	74.9	86.4	79.4

Income from operations	8.8	15.3	3.5	10.7
Other income, net	1.5	0.6	1.3	1.0

Income before provision for income taxes	10.3	15.9	4.8	11.7
Provision for income taxes	(4.9)	(4.6)	(0.8)	(3.4)

Net income	5.4%	11.3%	4.0%	8.3%

Revenues

Total revenues and year over year charges are as follows (in thousands except for percentages):

	Three months ended September 30,				Nine months ended September 30,
			Change				Change
	2004	2003	Amount	Percent	2004	2003	Amount	Percent
	(unaudited)				(unaudited)
Revenues:
License	$7,097	$6,864	$233	3.4%	$20,564	$19,632	$932	4.7%
Maintenance	6,928	6,290	638	10.1	21,192	18,175	3,017	16.6

Total revenues	$14,025	$13,154	$871	6.6	$41,756	$37,807	$3,949	10.4

Total Revenues. Total revenues were $14 million for the three months ended September 30, 2004, an increase of 6.6% over the $13.2 million reported for the comparable period in 2003. For the nine months ended September 30, 2004, total revenues were $42.0 million, an increase of 10.4% over the $37.8 million reported for the comparable period in 2003.

License. License revenues were $7.1 million for the three months ended September 30, 2004, an increase of 3.4% over the $6.9 million reported for the comparable period in 2003. For the nine months ended September 30, 2004, total license revenues were $20.6 million, an increase of 4.7% over the $19.6 million reported for the comparable period in 2003. The increase in license revenues during the three months ended September 30, 2004 was mainly due to better than expected sales closure ratios in our North American region, which offset our seasonally weak European revenues. The increase in license revenues during the nine months ended September 30, 2004 was due to a combination of stronger IT spending, growth in international revenue, and customer adoption of our new products and product bundles. In addition, we received non-recurring foreign exchange benefits due to devaluation of U.S. Dollar relative to British Pound of $118,000 and $470,000 for the three and nine months ended September 30, 2004, respectively. Future license revenues cannot be predicted and could vary based upon IT spending patterns, demand for DBArtisan and our other existing products, acceptance of our new products, changes in product pricing, competitive conditions and other related factors.

Maintenance. Maintenance revenues were $6.9 million for the three months ended September 30, 2004, an increase of 10.1% over the $6.3 million reported for the comparable period in 2003. For the nine months ended September 30, 2004, maintenance revenues were $21.2 million, an increase of 16.6% over the $18.2 million reported for the comparable period in 2003. The increase in maintenance revenues was due to the following two factors: new licenses sold and renewals of our existing maintenance and support contracts. In addition, we received non-recurring foreign exchange benefits due to devaluation of U.S. Dollar relative to British Pound of $121,000 and $382,000 for the three and nine months ended September 30, 2004, respectively. We cannot predict our maintenance revenues related to new software licenses or renewal of our existing maintenance and support programs since they could vary based upon factors that impact our license revenues as well as the renewal and retention rates of our existing programs.

Cost of Revenues

Total Cost of Revenues. Total cost of revenues was $1.4 million for the three months ended September 30, 2004, an increase of 9.5% over the $1.3 million reported for the comparable period in 2003. For the nine months ended September 30, 2004, total cost of revenues was $4.2 million, an increase of 11.4% over the $3.8 million reported for the comparable period in 2003.

	Three months ended September 30,				Nine months ended September 30,
			Change				Change
	2004	2003	Amount	Percent	2004	2003	Amount	Percent
	(unaudited)				(unaudited)
Cost of revenues:
License	$283	$168	$115	68.5%	$705	$373	$332	89.0%
Amortization of acquired technology	556	556	—	—	1,667	1,667	—	—
Maintenance	572	565	7	1.2	1,814	1,718	96	5.6

Total cost of revenues	$1,411	$1,289	$122	9.5	$4,186	$3,758	$428	11.4

License. Cost of license revenues consists primarily of amortization of internally developed and capitalized software development costs, royalties, credit card processing fees and product media and packaging. Cost of license revenues was $283,000 for the three months ended September 30, 2004, or 4% of license revenues, as compared to $168,000, or 2.5% of license revenues, for the comparable period in 2003. The increase in absolute dollars for the three months ended September 30, 2004 from the comparable period in 2003 was primarily due to an increase in amortization of internally developed and capitalized software of $56,000 relating to a product that was released in the third quarter of 2003. In addition, we wrote off $50,000 relating to the unused portion of a prepaid license agreement which expired during the three months period September 30, 2004. Cost of license revenues was $705,000 for the nine months ended September 30, 2004, or 3.4% of license revenues, as compared to $373,000, or 1.9% of license revenues, for the comparable period in 2003. The increase in absolute dollars for the nine months ended September 30, 2004 from the comparable period in 2003 was primarily due to an increase in amortization of internally developed and capitalized software of $300,000 related to a product that was released during the third quarter of 2003 and a write-off of $50,000 relating to the unused portion of a prepaid license agreement. This increase, however, was partially offset by a decrease in product media, packaging costs, shipping expenses, and credit card processing fees of $18,000 due to a more effective management of these costs during the nine months ended September 30, 2004. Cost of license revenues as a percentage of license revenues may vary in the future depending upon the mix of internally developed versus purchased or licensed products, the volume and mix of the completed license transactions and the possibility of a write down due to obsolete technology.

Amortization of acquired technology. This amortization of acquired technology is related to technologies licensed or acquired from third parties that were deemed to have reached technological feasibility at the date of acquisition and therefore are capitalized. The amortization of acquired technology was $556,000 for each of the three months ended September 30, 2004 and 2003, and $1.7 million for each of the nine months ended September 30, 2004 and 2003. The costs of the amortization of acquired technology may vary in the future depending on the mix of internally developed versus acquired products. At September 30, 2004, the net book value of our capitalized software is approximately $2.0 million and has a remaining life of approximately one to two years.

Maintenance. Cost of maintenance revenues consists primarily of customer support personnel and related expenses, including payroll, employee benefits and allocated overhead. Cost of maintenance revenues was $572,000 for the three months ended September 30, 2004, or 8.3% of maintenance revenues, as compared to $565,000, or 9% of maintenance revenues, for the comparable period in 2003. The cost of maintenance for the three months ended September 30, 2004, from the comparable period in 2003, remained relatively unchanged. The increase of $7,000 in absolute dollars for the three months ended September 30, 2004, from the comparable period in 2003, was primarily due to additional cost of maintenance in the U.K. and the unfavorable foreign currency exchange rate. These increases were partially offset by a lower cost of maintenance in the U.S. Cost of maintenance revenues was $1.8 million for the nine months ended September 30, 2004, or 8.6% of maintenance revenues, as compared to $1.7 million, or 9.5% of maintenance revenues, for the comparable period in 2003. Cost of maintenance for the nine months ended September 30, 2004 increased $96,000 from the comparable period in 2003, due to additional cost of maintenance in the U.K. of $120,000 including an unfavorable foreign currency exchange fluctuation of $43,000, which was partially offset by the lower cost of maintenance in the U.S. We expect to hire additional personnel to support our growing customer base and expanding product line. If we hire such additional personnel, the cost of maintenance revenues will probably increase in absolute dollars and potentially will increase as a percentage of maintenance revenues for the additional personnel hired in advance of an increase in the maintenance revenue.

Operating Expenses

Total Operating Expenses. Total operating expenses were $11.4 million for the three months ended September 30, 2004, an increase of 15.5% over the $9.9 million reported for the comparable period in 2003. For the nine months ended September 30, 2004, total operating expenses were $36.1 million, an increase of 20.3% over the $30 million reported for the comparable period in 2003.

	Three months ended September 30,				Nine months ended September 30,
			Change				Change
	2004	2003	Amount	Percent	2004	2003	Amount	Percent
	(unaudited)				(unaudited)
Operating expenses:
Research and development	$3,915	$3,987	$(72)	(1.8)%	$11,595	$11,793	$(198)	(1.7)%
Sales and marketing	5,203	4,602	601	13.1	15,410	14,341	1,069	7.5
General and administrative	2,261	1,263	998	79.0	5,017	3,873	1,144	29.5
Restructuring charges	—	—	—	—	4,068	—	4,068	—

Total operating expenses	$11,379	$9,852	$1,527	15.5	$36,090	$30,007	$6,083	20.3

Research and Development. Research and development expenses consist primarily of personnel and related expenses, including payroll and employee benefits, expenses for facilities and payments made to outside software development contractors. Research and development expenses were $3.9 million, or 27.9% of revenues, for the three months ended September 30, 2004, and $4.0 million, or 30.3% of revenues, for the comparable period in 2003. The slight decline in costs for the three months ended September 30, 2004 was a result of benefits received from the lease restructuring in the quarter ended June 30, 2004. Research and development expenses were $11.6 million for the nine months ended September 30, 2003, or 27.8% of revenues, as compared to $11.8 million, or 31.2% of revenues, for the comparable period in 2003. Throughout 2003 and 2004, we focused on strengthening our Canadian research and development team. We anticipate that we will continue to invest significant resources into research and development activities in order to develop new products, advance the technology of our existing products and develop new business opportunities. We expect to continue to benefit from cost efficiencies related to expanding the research and development activities of our Canadian subsidiary.

Sales and Marketing. Sales and marketing expenses consist primarily of personnel and related expenses, commissions earned by sales personnel, non-cash stock-based compensation, trade shows, travel and other marketing communication costs, such as advertising and other marketing programs. Sales and marketing expenses were $5.2 million for the three months ended September 30, 2004, or 37.1% of revenues, and $4.6 million or 35% of revenues, for the comparable period in 2003. The increase in absolute dollars of sales and marketing expenditures for the three months ended September 30, 2004, from the comparable period in 2003, was mainly due to our U.S. sales and marketing salaries and wages which increased by $292,000 due mainly to an increase in stock-based compensation of $162,000 and increased sales commissions due to higher revenue. In addition, costs related to the U.K. increased approximately $220,000 related to the formation of a European business development group and an unfavorable foreign currency exchange rate fluctuation of approximately $120,000. We also incurred increased costs of $106,000 related to wages and marketing costs as we continued to expand our Australian operations. Sales and marketing expenditures were $15.4 million for the nine months ended September 30, 2004, or 36.9% of revenues, as compared to $14.3 million, or 37.9% of revenues, for the comparable period in 2003. The increase in absolute dollars of sales and marketing expenditures for the nine months ended September 30, 2004, from the comparable period in 2003, was mainly due to increased sales and marketing costs of $256,000 related to the U.K. subsidiary, coupled with an unfavorable foreign currency exchange rate fluctuation of $378,000. Further, we had increased costs of approximately $220,000 related to the expansion of our Australian operations. Domestically, sales and marketing costs increased $215,000, due mainly to an increase in stock-based compensation expense related to restricted stock awards. We expect sales and marketing expenses to continue to be a considerable percentage of our total revenue in the future.

General and Administrative. General and administrative expenses consist primarily of personnel and related expenses, general operating expenses and non-cash stock-based compensation. General and administrative expenses were $2.3 million, or 16.1% of revenues, for the three months ended September 30, 2004, and $1.3 million, or 9.6% of revenues, for the comparable period in 2003. The increase in absolute dollars for the three months ended September 30, 2004 was primarily due to increases in litigation costs of $504,000, professional services related to Sarbanes-Oxley compliance requirements of $218,000, and an increase in salary and wages of $233,000, due mainly to an increase in stock-based compensation of $221,000. Further, the general and administrative expenses in the U.K. increased by $75,000 due to legal costs, salaries and wages and unfavorable foreign currency exchange rate fluctuations. General and administrative expenses were $5.0 million, or 12% of revenues, for the nine months ended September 30, 2004, and $3.9 million, or 10.2% of revenues, for the comparable period in 2003. The increase in absolute dollars for the nine months ended September 30, 2004 was primarily due to increases in legal expenses of $630,000 for litigation expenses, professional services related to Sarbanes-Oxley compliance requirements of $250,000, and salary and wages of approximately $164,000.

We anticipate that general and administrative expenses will increase in the near future, as we continue to incur costs to comply with the additional rules and regulations promulgated by the Sarbanes-Oxley Act, the Securities and Exchange Commission, and the Nasdaq National Market. These increased costs include the hiring of additional personnel, as well as costs associated with outside legal counsel, accounting and advisory services. Further, we estimate that the cost of the investigation conducted by the Audit Committee of our Board of Directors will be approximately $2.1 million to $2.3 million, which will be recorded in the three months ending December 31, 2004 and March 31, 2005. We expect to incur additional costs as we implement the recommendations of our Audit Committee resulting from the investigation. We are also involved in ongoing litigation and, depending on the activity in a given quarter, our litigation costs can vary materially from period to period.

Restructuring and impairment charges. In April 2004, we entered into a non-cancelable five-year operating lease agreement for our headquarters in San Francisco, California. The objectives of entering into this new lease agreement were to consolidate our two offices in San Francisco, eliminate excess office space within San Francisco and improve our operating efficiencies. In conjunction with the execution of the new lease, we subleased our other San Francisco long-term lease contract. The sublease agreements co-terminate along with the master lease to which they are subject in July 2008. As a result, we recorded restructuring and impairment charges of $4.1 million during the three months ended June 30, 2004. The charges were comprised of three elements: the net present value of approximately $3.8 million relating to the future contractual lease obligation, net of contractual sublease income of approximately $950,000; an impairment loss of $680,000 relating to abandoned leasehold improvements; and approximately $550,000 related to other contractual restructuring expenses, including tenant improvement allowances and brokerage and legal fees. We do not expect a material change in depreciation or other overhead costs. If our subtenants were to stop paying the sublease income, we could be required to record another restructuring charge. The amount of that charge cannot be estimated at this time.

A summary of the restructuring accrual is as follows (in thousands):

	Facility Leases, Net of Sublease Income	Write Down of Leasehold Improvements	Other Restructuring Expenses	Total
	(unaudited)
Balance as of December 31, 2003	$413	$—	$—	$413
Restructuring and impairment charges during the three months ended June 30, 2004	2,822	680	566	4,068
Non-cash reduction of accrual	—	(680)	—	(680)
Net cash payments during the nine months ended September 30, 2004	(502)	—	(499)	(1,001)

Accrual balance as of September 30, 2004	$2,733	$—	$67	$2,800

Other income, net. Other income, net consists primarily of interest income net of interest expense. Other income, net was $210,000, or 1.5% of revenues, for the three months ended September 30, 2004, and $79,000, or 0.6% of revenues, for the comparable period in 2003. Other income, net was $529,000, or 1.3% of revenues, for the nine months ended September 30, 2004, and 364,000, or 1% of revenues, for the comparable period in 2003. The amounts of interest expense related to the capital lease executed in the second quarter of 2004 remained immaterial during these periods.

Provision for income taxes. Under SFAS No. 109, Accounting for Income Taxes (SFAS No. 109), deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse. SFAS No. 109 provides for the recognition of deferred tax assets if realization of such assets is more likely than not. The provision for income taxes was $692,000 and $607,000 for the three months ended September 30, 2004 and 2003, respectively. The provisions for income taxes were $340,000 and $1.3 million for the nine months ended September 30, 2004 and 2003, respectively. The estimated effective tax rates for the nine months ended September 30, 2004 and 2003 are approximately 19% and 29%, respectively. The decrease in the effective tax rate is primarily due to a benefit received from disqualifying dispositions of employee stock options which were amortized in previous periods, net of a projected reduction in available research and development tax credits. We believe our full year 2004 effective tax rate will be approximately 19%.

The exercise and sale of incentive stock options typically creates disqualifying dispositions which benefits the overall corporate tax rate. It is impossible to forecast the exercise of our outstanding common stock options or the disqualifying dispositions associated with them. The benefits received from the disqualifying dispositions can only be considered in calculating a Company’s tax rate in the period in which they are realized. In the past, our effective tax rate has been reduced due to the occurrence of such disqualifying dispositions.

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

In October 2004, the President signed the American Jobs Creation Act of 2004 (the “Act”). The Act creates a temporary incentive for U.S corporations to repatriate accumulated income earned abroad by providing an 85% dividends received deduction for certain dividends from controlled foreign corporations. The deduction is subject to a number of limitations and, as of today, uncertainly remains as to how to interpret numerous provisions in the Act. As such, we are not yet in a position to decide on whether, and to what extent, we might repatriate foreign earnings that have not yet been remitted to the U.S.

LIQUIDITY AND CAPITAL RESOURCES

We have funded our business to date from cash generated by our operations and financings. In April 2000, we completed our initial public offering of common stock, generating net proceeds to us of approximately $43.0 million. As of September 30, 2004, we had cash, cash equivalents and short-term investments of $58 million.

Operating Activities

The table aggregates certain line items from the cash flow statement to present the key items affecting our operating activities (in thousands):

	Nine months ended September 30,
	2004	2003
Net income	$1,669	$3,128
Non cash adjustments	5,478	3,894
Decrease (increase) in operating assets	1,382	(297)
Increase in operating liabilities	1,549	2,585

Net cash provided by operating activities	$10,078	$9,310

Our primary source of operating cash flows is the collection of accounts receivable from our customers. We measure the effectiveness of our collections efforts by an analysis of average accounts receivable daily sales outstanding (DSO). Collection of accounts receivable and related DSO could fluctuate in the future periods due to timing and amount of our revenues and the effectiveness of our collection efforts. In the future, collections could also fluctuate based upon the payment terms we extend to our customers. In the past, our payment terms have typically been net thirty days.

The non-cash adjustments include depreciation and amortization of property and equipment and intangible assets, as well as amortization of deferred stock-based compensation and options issued in exchange for services. These non-cash adjustments may increase or decrease and, as a result, positively or negatively impact our future operating results, but they will not have a corresponding impact on our cash flows. The increases in non-cash adjustments were mainly due to an increase in non-cash stock-based compensation expense of 836,000, impairment charges of $680,000 and increase in amortization of developed technology of $299,000. The increase in operating liabilities during the nine months ended September 30, 2004 was mainly due to a restructuring charge accrual of $3.8 million (see Note 7), offset by a decrease in other liabilities of $2.3 million.

Our operating cash flows may be impacted in the future by the timing of payments to our vendors for accounts payable. We typically pay our vendors and service providers in accordance with their invoice terms and conditions. The timing of cash payments in future periods will be impacted by the nature of accounts payable arrangements and management’s assessment of our cash inflows.

Investing Activities

The table aggregates certain line items from the cash flow statement to present the key items affecting our investing activities (in thousands):

	September 30,
	2004	2003
Proceeds from sales or maturities of investments	$16,799	$29,417
Purchase of investments	(11,393)	(13,496)
Purchase of property and equipment	(1,300)	(817)
Technology acquired and developed	(45)	(275)

Net cash provided by investing activities	$4,061	$14,829

The main source of cash for investing activities is the maturities of or proceeds from sales of marketable securities, which were converted into cash equivalents.

The main use of cash for investing activities is the purchase of marketable securities for investment purposes, which were converted from cash equivalents. We intend to be consistent with our historical investment practices and invest in high quality short-term investments. We expect to continue to acquire such investments in the future and receive proceeds from them as they mature or are sold.

Included in cash used for investing activities were purchases of property and equipment, payments of principal under capital lease obligations, and technology acquired and developed. For the nine months ended September 30, 2004 and 2003, purchases of property and equipment were $1.3 million and $817,000, respectively. We entered into a $500,000 three-year capital lease agreement in June 2004 with a financial institution to finance acquisition of certain furniture and fixtures and computer equipment. The capital lease agreement bears interest of 6.1% per annum and has a $1 buyout at its expiration in June 2007. It is likely we will enter into additional capital lease arrangements as long as interest rates remain attractive.

Financing Activities

The table below presents the key items affecting our financing activities (in thousands):

	September 30,
	2004	2003
Payments for repurchase of common stock	$(11,184)	$(1,171)
Payments of principal under capital lease obligation	(52)	—
Proceeds from exercise of stock options	2,519	150

Net cash used in financing activities	$(8,717)	$(1,021)

The main use of cash in financing activities during the nine months ended September 30, 2004 was the repurchase of approximately 1.5 million shares of our outstanding stock for $11.2 million. The Board of Directors increased the number of shares authorized for purchase by one million shares in October 2004. Thus, including this increase, we have approximately 1.6 million shares available for repurchase. The timing of future repurchases and the price paid for the shares could have a material impact on our liquidity.

The primary source of financing activities during the nine months ended September 30, 2004 was the exercise of approximately 467,000 stock options for $2.5 million. Our future liquidity and capital resources could be impacted by the exercise of outstanding common stock options and the cash proceeds we receive upon exercise of these securities. Further, we have approximately 1.7 million shares available to issue under our current plans. The timing of the issuance, the duration of their vesting provision and the grant price will all impact the timing of any proceeds. However, we cannot estimate the amount of such proceeds at this time. Furthermore, the Company suspended all exercises of stock options under each of its equity compensation plans from November 16, 2004 through the filing date of this report. This suspension was required because the Company’s periodic reports are incorporated by reference into the registration statements for the securities issuable under each such equity compensation plan. The Company has extended the exercisability of all options that would otherwise have terminated during that period for a period of time equal to that during which the options were not exercisable due to the suspension.

In August 2004, we terminated our $3.0 million revolving credit facility with a financial institution. We did not intend to utilize this line of credit due to our liquidity position. The financial institution issued an irrevocable standby letter of credit for approximately $120,000 in relation to a real estate lease agreement executed in April 2004. The standby letter of credit expires on June 1, 2005.

We had net deferred tax assets totaling $4.2 million at September 30, 2004. We believe that these assets will be realizable in the future. In addition, at December 31, 2003, we had federal and state net operating loss carry forwards (“NOLs”) of approximately $5.7 million and $7.1 million, respectively. These NOLs can be carried forward to offset future taxable income, if any. Our federal and state net operating loss carry forwards expire in 2006 through 2021, if not utilized. At December 31, 2003, we had federal and state research and development credits of approximately $2.3 million and $800,000, respectively. The federal credits expire in 2020 through 2023. We believe that we can realize all of our NOLs and credits in the future.

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

Year Ending December 31,	Operating Leases	Capital Lease	Bank Letter of Credit	Total
Remainder of 2004	$287	$45	$—	$332
Fiscal year 2005	1,524	182	120	1,826
Fiscal year 2006	1,333	182	—	1,515
Fiscal year 2007	1,146	76	—	1,222
Thereafter	1,350	—	—	1,350

Total	$5,640	$485	$120	$6,245

We believe that our existing cash, cash equivalents, short-term investments and cash generated from operations will be sufficient to finance our operations through at least the next 18 months. If we fail to generate cash flow from operations in the future due to an unexpected decline in revenues or due to a sustained increase in cash expenditures in excess of revenues generated, our cash balances may not be sufficient to fund continuing operations without obtaining additional financing. If additional financing is needed, there can be no assurance that such financing will be available to us on reasonable financial terms terms, or at all.

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies and estimates as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2003, filed with the Securities and Exchange Commission on March 12, 2004.

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires an issuer to classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. In November 2003, the FASB issued FASB Staff Position No.150-3 which deferred the effective date for instruments that are mandatorily redeemable on fixed dates for amounts that either are fixed or are determined by reference to an interest rate index, currency index or another external index by one year, so that, for those instruments, the provisions of SFAS No. 150 are effective for fiscal periods beginning after December 15, 2004, and for all other financial instruments that are mandatorily redeemable, the classification, measurement and disclosure provisions of SFAS No. 150 are deferred indefinitely, pending further FASB action. The FASB, at this time, is reconsidering the implementation issues, as well as, perhaps, classification or measurement guidance for those non-controlling interests during the deferral period. To date, the effective provisions of SFAS No. 150 did not have an impact on the financial position or the results of operations of the Company. Although the effective date of certain elements of SFAS No. 150 has been deferred, the adoption of SFAS No. 150, once finalized, is not expected to have an impact on the Company’s financial position or the results of operations since we do not currently have any financial instrument that has been impacted by the standard.

In March 2004, the FASB issued EITF Issue No. 03-01 (EITF 03-01), The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, which provides new guidance for assessing impairment losses on investments. Additionally, EITF 03-01 includes new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB delayed the accounting provisions of EITF 03-01; however, the disclosure requirements remain effective for annual periods ending after June 15, 2004. We will evaluate the impact of EITF 03-01 once the final guidance is issued.

In December 2004, FASB issued Statement of Financial Accounting Standards (SFAS) No. 123 (Revised 2004), Share-Based Payment. The new pronouncement replaces the existing requirements under SFAS No.123 and APB 25. According to SFAS No. 123 (R), all forms of share-based payments to employees, including employee stock options and employee stock purchase plans, would be treated the same as any other form of compensation by recognizing the related cost in the statement of operations. This pronouncement eliminates the ability to account for stock-based compensation transactions using APB No. 25 and generally would require that such transactions be accounted for using a fair-value based method, with a binomial or lattice model preferred to the Black-Scholes valuation model. The lattice model can explicitly capture expected changes in dividends and stock volatility over the expected life of the options, in contrast to the Black-Scholes option-pricing model, which uses weighted average assumptions about option pricing. For public companies, FASB has determined that SFAS No. 123 (R) is effective for awards and stock options granted, modified or settled in cash in interim or annual periods beginning after June 15, 2005. SFAS No. 123 (R) provides transition alternatives for public companies to restate prior interim periods or prior years. We are in the process of evaluating the impact of this standard on our statement of operations.

Factors That May Affect Future Results

In addition to other information in this report, the following factors should be considered carefully in evaluating the Company. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of or currently deem immaterial may also become important factors that may harm our business.

We have restated our interim financial statements and have a material weakness in our internal controls that requires remediation. We may conclude, pursuant to Section 404 of the Sarbanes-Oxley Act, that our internal controls over financial reporting at December 31, 2004 are not effective.

Following the third quarter of 2004, our Audit Committee conducted an investigation focused on our revenue recognition practices related to transactions with certain distributors and resellers, principally those of our United Kingdom subsidiary, Embarcadero Europe. Upon completion of this investigation, we concluded that it was necessary to restate certain financial data to properly reflect sales to certain distributors and resellers on a sell-through basis, which is consistent with our revenue recognition policy, for the quarters ended March 31 and June 30, 2004.

Our decision to restate prior period financial statements resulted from a material weakness with respect to the reporting of transactions principally conducted by Embarcadero Europe. Following discovery of the material weakness, we have taken steps to strengthen our internal controls over financial reporting to prevent the recurrence of the circumstances that resulted in our determination to restate prior period financial statements. Although these procedures were implemented and evaluated for effectiveness in the fourth quarter of 2004, the material weakness will not be considered remediated until these procedures operate for a period of time, are tested, and it is concluded that such procedures are operating effectively. In connection with our annual audit, we may conclude that this material weakness was not remediated prior to December 31, 2004, and we would therefore conclude that, pursuant to Section 404 of the Sarbanes-Oxley Act, our internal controls over financial reporting at December 31, 2004 were not effective. If such a determination is made, we could be subject to regulatory sanctions and a loss of public confidence in our internal controls. In addition, any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to timely meet our regulatory reporting obligations. Any of these failures could have a negative effect on the trading price of our stock.

In addition, this report on Form 10-Q was not filed within the time periods required by the rules of the Securities and Exchange Commission. As a result, we are deemed to be untimely in our reporting obligations and will thus be unable (for a period of time) to utilize certain forms for the registration of securities or other purposes. For example, we will be ineligible to utilize Form S-3 for the registration of securities until we have been current in our public reporting obligations for a period of one year.

Our common stock may be delisted from the Nasdaq National Market because of the untimely filing of our Form 10-Q for the quarter ended September 30, 2004.

The Nasdaq Stock Market requires, as a condition of continued listing, that all periodic reports be timely filed with the SEC. Because of our failure to timely file this Form 10-Q, Nasdaq notified us on November 17, 2004 that our common stock is subject to delisting. We requested an oral hearing before a Nasdaq Listing Qualifications Panel to appeal the delisting and request additional time to file this Form 10-Q. The hearing occurred on December 21, 2004.

The Nasdaq Panel took no action at that time, and the matter remains open. Although we have now filed this Form 10-Q, we cannot be certain that the Nasdaq Panel will allow our common stock to continue to be listed on the Nasdaq National Market. The delisting of our common stock would significantly disrupt the ability of investors to trade our securities and would significantly negatively affect the value and liquidity of our securities.

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

Our operating results have fluctuated from quarter to quarter. We believe that quarter-to-quarter comparisons of our historical results of operations are not indicative of our future performance. Our revenues and operating results may continue to vary significantly from quarter to quarter due to a number of factors, including the factors discussed below under the captions:

•	“Increased costs associated with corporate governance compliance and our Audit Committee investigation may significantly impact the results of our operations;” and

•	“Litigation could continue to increase our general and administrative expenditures and harm our business;”

•	‘If sales of our DBArtisan fall, our revenues and income may decline;”

•	“If we do not generate new business from our existing customers and add new customers, we will not be able to sustain or increase our revenues;”

•	“Our operating results would be harmed if the recovery in information technology spending does not continue;” “We invest heavily in research and development with no guarantee of return from the investments that we make;”

•	“If we are not able to enhance our existing products to adapt to rapid technological change, or we introduce new products that do not achieve market acceptance, our revenues and earnings may suffer and we may experience loss of market share;”

•	“Large sales of our products and maintenance involve a lengthy sales cycle and are unpredictable, which could cause delays in recognizing revenue or the failure to obtain revenue;”

•	“Our high fixed operating expenses might adversely affect our profitability if future revenue expectations are not met;”

•	“If our products do not perform as expected, we may lose customers, our costs will increase and revenues may be delayed or lost;”

•	“We may be required to change our revenue recognition policies based on changing implementation guidelines and interpretations, which could cause our revenues and operating results to fluctuate unexpectedly.”

Seasonal variations in orders for our products also contribute to fluctuations in our quarterly operating results. These fluctuations are likely to cause corresponding volatility in our stock price, particularly if our operating results vary from analysts’ expectations.

Increased costs associated with corporate governance compliance and our Audit Committee investigation may significantly impact the results of our operations.

Changing laws, regulations and standards relating to corporate governance, public disclosure and compliance practices, including the Sarbanes-Oxley Act of 2002, new SEC regulations and Nasdaq National Market rules, are creating uncertainty for companies such as ours in understanding and complying with these laws, regulations and standards. As a result of this uncertainty and other factors, devoting the necessary resources to comply with evolving corporate governance and public disclosure standards will result in increased general and administrative expenses and a diversion of management time and attention to compliance activities. We also expect these developments to increase our legal compliance and financial reporting costs. In addition, these developments may make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain such a coverage. Moreover, we may not be able to comply with these new rules and regulations on a timely basis.

These developments could make it more difficult for us to attract and retain qualified members of our board of directors, or qualified executive officers. We are presently evaluating and monitoring regulatory developments and cannot estimate the timing and magnitude of additional costs we may incur as a result. To the extent these costs are significant; our general and administrative expenses are likely to increase.

Additionally, we have incurred significant legal, accounting and consulting costs in connection with our recent Audit Committee investigation. We estimate that the cost of the investigation conducted by the Audit Committee of our Board of Directors will be approximately $1.8 million to $2.0 million, which will be recorded in the three month period ending December 31, 2004. As a result, our results of operations for the quarters ending December 31, 2004 and March 31, 2005 will be adversely affected. In addition, we will continue to incur increased general and administrative expenses as we implement, test and refine the internal controls over financial reporting and recruit new personnel into our finance organization.

Litigation could continue to increase our general and administrative expenditures and harm our business.

We have been subject to lawsuits as part of our normal course of business, including the suit brought against us by The Client Server Factory relating to our acquisition of Engineering Performance, Inc. in November 2000. This litigation is still pending and has contributed to an increase in our general and administrative expenses in 2004. Additionally, in November of 2004, multiple class action lawsuits were filed against us and certain of our officers. The defense of these lawsuits could also result in the diversion of our management’s time and attention away from business operations, which could harm our business. In addition, litigation is expensive and unpredictable and could harm our financial condition.

If sales of DBArtisan fall, our revenues and income may decline.

A significant portion of our revenues is derived from sales of our DBArtisan product. For the nine months ended September 30, 2004, DBArtisan accounted for more than 30% of our domestic license revenues. This continues a trend that held true for 2002 and 2003. We expect that sales of DBArtisan will continue to represent a substantial portion of our license revenues for the foreseeable future. In addition, many of our customers initiate a relationship with us by purchasing DBArtisan. If demand for DBArtisan declines due to competition, technological change or other factors, our revenues and income may decline significantly.

If we do not generate new business from our existing customers and add new customers from our new or existing products, we will not be able to sustain or increase our revenues.

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

The markets into which we sell our products are cyclical and are subject to general economic conditions. Although the information technology market appeared to have recovered in the second half of 2003 and the first quarter of 2004, there was an abrupt downturn in the second quarter of 2004. Economic conditions remain uncertain and the recovery may not be sustained. Any renewed slowdowns in the database market or in general economic conditions would likely result in a reduction in demand for our products and our results of operations would be harmed.

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

As a result of the recently completed investigation by the Audit Committee of our Board of Directors, we are recruiting new personnel for our finance and sales organization. Our business will not be able to grow if we cannot fill these positions and attract, retain, and motivate other qualified personnel. Competition for qualified employees remains intense and we may not be able to attract, assimilate, or retain highly qualified personnel in the future. There has been in the past and there may also be in the future a shortage of personnel that possess the technical background necessary to sell, support, and develop our products effectively. It has also become more difficult to recruit qualified financial personnel since the new laws, regulations and standards relating to corporate governance, public disclosure are financial reporting. Some of our current employees and those that we seek to hire may be subject to non-competition or non-solicitation covenants that could further limit our ability to attract or retain qualified personnel.

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

Our financial statements have been and could again be impacted by unauthorized and improper actions of our personnel.

As we have recently experienced with our restatement for the quarters ended March 31 and June 30, 2004, our financial statements can be adversely impacted by our employees’ errant or improper actions. For instance, revenue recognition depends on, among other criteria, the terms negotiated in our contracts with our customers. Our personnel may act outside of their authority and negotiate additional terms without our knowledge which could impact our ability to recognize revenue in a timely manner. For instance, in the event that our sales personnel have negotiated terms that do not appear in the contract and of which we are unaware, whether the additional terms are written or oral, we could be prevented from recognizing revenue in accordance with our plans. Furthermore, depending on when we learn of unauthorized actions and the size of transactions involved, we may have to restate our financial statements for a previously reported period, which could seriously harm our business, operating results and financial condition. We have implemented new controls to prevent such conduct, but we cannot be certain that these new controls will be effective.

We may have future non-recurring charges in the event of goodwill impairment.

We adopted SFAS No. 142 on January 1, 2002, and, as a result, we ceased to amortize goodwill. Going forward, we will be required to test our goodwill for impairment on an annual basis or in the event of a significant change in our business. We performed our last impairment test in September 2004 and determined that there had been no impairment to our goodwill. At September 30, 2004, our goodwill balance was $10.3 million. In the future, if we determine that this goodwill has been impaired, we will be required to take a non-recurring charge to write down this asset, which would adversely affect our earnings and book value.

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

We expect to continue to expand our international sales and research and development operations. As a result, we could face a number of risks from our expanding international operations:

•	staffing and managing foreign operations;

•	complying with increased financial accounting and reporting complexities, including implementing effective internal controls across international operations;

•	potentially adverse tax consequences;

•	the loss of revenues and net income resulting from currency fluctuations;

•	compliance with a wide variety of complex foreign laws and treaties;

•	the impact of war or terrorist activities;

•	reduced protection for intellectual property rights in some countries;

•	licenses, tariffs and other trade barriers;

•	longer sales and payment cycles; and

•	costs and difficulties of customizing products for foreign countries.

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

We license our software products primarily under shrink-wrap licenses delivered electronically with our software products. Shrink-wrap licenses are not negotiated with or signed by individual licensees and purport to take effect upon installation of the product or downloading of the product from the Internet. These measures afford only limited protection. Policing unauthorized use of our products is difficult and we are unable to determine the extent to which piracy of our software exists. In addition, the laws of some foreign countries do not protect our proprietary rights as well as the laws of the United States. We may have to enter into litigation to enforce our intellectual property rights or to determine the validity and scope of the proprietary rights of others with respect to our rights. Litigation is generally very expensive and can divert the attention of management from daily operations. Accordingly, any intellectual property litigation could disrupt our operations and harm our operating results. Further, the cost we may need to incur in connection with the defense of such lawsuits, if significant, could harm our financial condition.

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

In addition, acquisitions may subject us to unanticipated liabilities or risks, including litigation and the costs and uncertainties related to legal proceedings. For example, we are currently a defendant in litigation related to our acquisition of EngineeringPerformance, Inc, in November 2000. We are unable to predict an outcome for this litigation at this time. As the alleged damages and related claims against the Company are considerable, an unfavorable outcome would have a material adverse effect on our financial position, results of operations and cash flow.

While we have financed our acquisitions to date primarily through our working capital, we may incur debt or issue equity securities to finance future acquisitions. The issuance of equity securities for any acquisition could be substantially dilutive to our stockholders. In addition, our profitability may suffer due to acquisition-related expenses.

We are susceptible to business interruptions that could harm our business.

Our operations are vulnerable to damage or interruption from computer viruses, human errors, natural disasters, telecommunications failures, intentional acts of vandalism, and other similar events. In particular, our corporate headquarters are located in San Francisco, which is known for its seismic activities. Although we have a disaster recovery plan for critical data and business applications, this does not provide assurance that we would not suffer a business interruption. A significant business interruption would result to losses or damages to our operation and harm our business. Our business interruption insurance may not be adequate to compensate us for losses that might occur, which would result in increased expenses and harm our operating results.

Certain persons have substantial control over us, which could impede stockholder approval of certain transactions.

Our executive officers and directors, in the aggregate, beneficially held 22.7% of our outstanding common stock as of September 30, 2004. In addition, despite their sales of our common stock over the past year, some of our founders who are no longer associated with us continue to hold a significant amount of our common stock. These groups of stockholders can significantly influence all matters requiring approval by our stockholders, including the approval of equity compensation plans, the election of directors and the approval of mergers or other business combination transactions.

We expect the price of our common stock to remain volatile, making it difficult for our stockholders to predict the return on their investment.

Since our initial public offering, the market price of our common stock has fluctuated significantly in response to a number of factors, some of which are beyond our control, including:

•	market reaction to our announcements of the delayed filing of this Form 10-Q, the inability of the investing public to rely on our previously issued financial statements for the quarters ended March 31 and June 30, 2004, and the restatement of our financial statements;

•	changes in market valuation of software and technology companies;

•	quarterly variations in our operating results;

•	global and domestic economic and political conditions;

•	changes in financial estimates by securities analysts;

•	announcements that we or our competitors make related to significant contracts, acquisitions, capital commitments, strategic partnerships or product introductions or enhancements;

•	additions or departures of key personnel;

•	stock market price and volume fluctuations, which are particularly volatile among securities of software and Internet companies; and

•	sales of significant amounts of our common stock or other securities in the open market.

Some of our founders, who are no longer associated with the Company, continue to hold significant amounts of our common stock. We cannot control the sales of our common stock by these founders and that may add to the volatility of our stock price.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our exposure to market risk for changes in interest rates primarily relates to our investment portfolio, which at September 30, 2004 included fixed-income securities with a fair value of approximately $50 million. The values of these securities are likely to decline if interest rates increase. However, due to the short maturities of our investments, an immediate 10 percent change in interest rates is not expected to have a material effect on our near-term financial condition or results of operations.

Foreign Exchange Risk

Our operations are conducted primarily in the United States and are denominated in United States Dollars. A potentially growing portion of our sales originate through our European subsidiary and are denominated in Pounds Sterling. From time to time, we enter into forward exchange contracts to hedge against fluctuations in the Pound Sterling relative to the U.S. Dollar. Gains and losses on these contracts are generally recognized in the consolidated statement of operations at the time that the related transactions being hedged are recognized. Because the effect of movements in currency exchange rates on forward exchange contracts generally offset the related effect on the underlying items being hedged, use of these instruments is not expected to subject us to risks that would otherwise result from changes in currency exchange rates. We do not use derivative financial instruments for trading or speculative purposes. We did not use derivative financial instruments in the three and nine months ended September 30, 2004 and 2003.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer carried out an evaluation of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934) as of the date of this report. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2004 due to the material weakness in our internal controls discussed below.

(b) Changes in Internal Controls over Financial Reporting

In connection with restating our financial statements as provided in the amended reports we have filed for the quarters ended March 31 and June 30, 2004, we determined that a material weakness existed in our internal controls over financial reporting, with respect to the reporting of transactions principally conducted by our United Kingdom subsidiary, Embarcadero Europe. This material weakness resulted in revenue being recorded from transactions on a basis other than sell-through, as is required by our stated revenue recognition policy.

In response to the matters identified, we have taken steps to strengthen our internal controls over financial reporting to prevent the recurrence of the circumstances that resulted in our determination to restate our financial statements. To correct the identified weakness in our internal controls, we have taken, or intend to take, the following steps, among others:

•	We have re-emphasized to our worldwide employee base the importance of our code of conduct, code of ethics and sales policies through a re-certification process. We have implemented a financial code of ethics, which is designed to promote ethical conduct and full, fair and accurate disclosure in our periodic financial reports. We also plan to establish a procedure for conducting internal training sessions for employees on applicable policies and procedures and provide opportunities for accounting personnel to attend external training and continuing education programs.

•	We have enhanced corporate finance oversight and controls for key financial activities for foreign subsidiaries, such as cash management, manual journal entries and daily sales postings.

•	We have enhanced our controls to ensure that products sold through distributors and resellers are shipped to end users.

•	We have revised our policy to require corporate finance approval of the formal credit check process before granting credit to distributors and resellers. We have also revised our policies to require approval by corporate finance of all credit memorandums, including those for end users.

•	We plan to recruit new personnel to our finance organization who have expertise in worldwide financial controls and reporting (including software revenue recognition issues and SOP 97-2) and to improve the overall quality and level of experience of the finance organization globally.

•	We intend to supplement our internal revenue recognition policy to include a clearly understandable summary of key elements of the policy to better ensure broader understanding of the policy among our personnel.

•	We intend to implement an enhanced quarterly and annual financial review process to include a formal review of foreign subsidiaries by a broader cross-section of financial management to ensure fair and accurate financial consolidation.

We cannot be certain that our remediation efforts will sufficiently cure our identified material weakness prior to December 31, 2004. Furthermore, we have not yet tested the operating effectiveness of the remediated controls. As a result, we may be unable to conclude that our internal controls over financial reporting were effective as of December 31, 2004.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Information with respect to this item is incorporated by reference to Notes 11 and 13 of the Notes to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table set forth below describes the shares of common stock repurchased by the Company during the period covered by this report. All shares were repurchased pursuant to the Company’s publicly announced stock repurchase program approved by the Board of Directors in September 2001, and amended as of July 2002 and July 2004, which as of September 30, 2004 permitted the Company to repurchase up to an aggregate of 3,230,00 shares of common stock. Under this stock repurchase program, depending on market conditions and other factors, the Company may make repurchases from time to time in the open market and in negotiated transactions, including block transactions. This stock repurchase program may be terminated at any time. Numbers in the table below are in thousands, except average price paid per share:

	Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased under Plans or Programs
Julyl 1 – July 31, 2004	154	$7.69	1,368	1,862
August 1 – August 31, 2004	1,313	$7.17	2,681	549
September 1 – September 30, 2004	—	$—	2,681	549

ITEM 6. EXHIBITS

The following documents are furnished as Exhibits to this Report:

10.1	(1)	2004 Equity Incentive Plan.

31.1		Certification of Stephen Wong pursuant to Rule 13a-14(a) of the Securities and Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Raj Sabhlok pursuant to Rule 13a-14(a) of the Securities and Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Stephen Wong pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2		Certification of Raj Sabhlok pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to Exhibit 99.1 to Embarcadero’s Form S-8 (File No. 333), as filed on August 5, 2004.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EMBARCADERO TECHNOLOGIES, INC.

By:	/s/ Raj Sabhlok
Raj Sabhlok
Chief Financial Officer and Senior Vice President of Corporate Development

Date: January 18, 2005