Form 10-K
period 2004-12-31
EMBARCADERO TECHNOLOGIES INC
filed 2005-04-07
CIK 1107112

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2004 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

(415) 834-3131

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12 (b) of the Act:

NONE	NONE
(Title of Class)	(Names of Each Exchange on which Registered)

Securities registered pursuant to Section 12 (g) of the Act:

Common Stock, $0.001 Par Value

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes     ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2 of the Act). ☒ Yes    ☐ No

Aggregate market value of the voting stock held on June 30, 2004 by non-affiliates of the registrant: $285,002,084. Number of shares of Common Stock outstanding at March 31, 2005:  26,349,884.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the Registrant’s 2005 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

EXPLANATORY NOTE

This Annual Report on Form 10-K for the year ended December 31, 2004, includes restated consolidated financial information for the fiscal years ended December 31, 2000 through December 31, 2003, and for the quarters ended March 31, 2003 through September 30, 2004. This restatement of financial information results from errors that were identified with respect to the accounting for the impact of foreign currencies and for income taxes (the “Restatement for Prior Years”). The effects of the Restatement for Prior Years for 2002 and 2003 are shown in our Consolidated Financial Statements included in this Annual Report on Form 10-K, and in particular Note 13 thereto. The effects of the Restatement for Prior Years on the quarters ended March 31, 2003 through September 30, 2004 are shown in the Unaudited Quarterly Results of Operations following our Consolidated Financial Statements. The Restatement for Prior Years is separate from, and in addition to, the restatement of our financial results for the first and second quarters of 2004, which resulted from an internal investigation into revenue recognition practices related to transactions with certain distributors and resellers, principally those of our United Kingdom subsidiary, Embarcadero Europe Ltd. (the “2004 Restatement”). The effects of the 2004 Restatement are reflected in our amended Quarterly Reports on Forms 10-Q/A filed with the Securities and Exchange Commission on January 18, 2005.

EMBARCADERO TECHNOLOGIES, INC.

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended December 31, 2004

i

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

Overview

Embarcadero® Technologies, Inc. is a leading provider of data lifecycle management solutions that help companies build, optimize, test, and manage their critical data, database, and application infrastructures, allowing them to provide better service with fewer resources. Nearly 11,000 companies, including 97 of the Fortune 100, rely on Embarcadero Technologies products to manage the explosive growth in data and ensure optimal performance of their complex multi-platform applications and systems.

Embarcadero’s solutions help companies make sense of the data that is at the heart of every major business decision. These solutions are powerful, flexible, and easy-to-use, saving companies’ time and money and increasing their ability to respond to corporate initiatives. With today’s emphasis on smart IT investment, Embarcadero products help maximize the productivity of application development and data management teams in complex environments, enabling them to deliver the right data in time to make the right decisions.

Industry Background

Information assets have become an integral part of how organizations compete effectively and provide superior services to their customer base. Organizational expectations regarding the on-demand availability of reliable information continue to rise as more managers seek data-driven reports to help them make critical business decisions. The management and leverage of data across an organization is becoming increasingly central to an organization’s competitive advantage. Businesses are becoming reliant on enterprise applications to run critical components of their operations and collect important customer and market information in order to strengthen their competitive position. As a result, organizations are demanding that their information infrastructure be agile, high quality, and operationally efficient. In other words, their information infrastructure must be flexible enough to align with key business objectives. Inflexible systems can create hurdles to executing business plans and absorb a disproportionate amount of resources.

At the same time, organizations must also ensure that the data that they are using is accurate, up-to-date, and consistently available. Organizations are also demanding efficiency and a high return on investment for their investments in information and data management. However, managing the lifecycle of data – including the systems that collect and store it, and the applications that rely on it – is an increasingly difficult task. Companies must learn to thrive in a world of exploding volumes of data, exponential growth in data complexity, and increasing demands of systems, applications, and users.

One of the first challenges that organizations face is effectively leveraging their existing information assets. Corporate data is often housed in disparate systems across multiple database platforms and gathered from a variety of sources such as the Internet, custom-built applications, distributed systems, and traditional mainframe systems, among others. Each time a company adds a new data source to its IT environment, the relationships with other data sources grow exponentially. As a result many organizations struggle to keep pace with simultaneous pressures to enhance and support existing applications, build new applications, and manage more data within increasingly complex computing environments.

In addition, tight IT budgets and limited resources have created a need for software solutions that are adaptive to user needs by appealing to both novice and experienced users that allow scalable purchase options to fit short-term and long-term budget needs. Experienced database and application IT professionals are being asked to do more in less time, while less experienced IT personnel are being asked to become more proficient at a faster rate. Both groups also find themselves tied to performing routine tasks instead of working on projects that add value. This strain on IT professionals is compounded by the growing complexity of IT systems and the need for IT staff to efficiently manage different types of database and application environments.

Moreover, managing the performance of both new and existing systems has become a top priority for many organizations. These companies must ensure that their systems are up-and-running with optimal performance. Poor performance of a business-critical application can cost a company as much as a complete outage of service and can have ongoing implications that further impact revenue such as perceptions of poor customer service or negative brand associations. As such, downtime – whether in the form of a system slowdown or complete outage – must be avoided.

To maximize technology investments and fully leverage the data that is so critical to operations, organizations need to optimize the performance of their technical resources. These resources include:

•	Hardware and software infrastructures

•	Intellectual property of the organization in the form of data

•	The people tasked with managing that data and the related applications and systems

Organizations seek to maximize the performance, reliability, and availability of their hardware and software infrastructure. To maximize the productivity of their staff, organizations need solutions that work across different technologies, automate routine tasks, and help leverage expertise across different technologies. In an environment of complex company mergers, outmoded legacy systems, and on-demand information, organizations are looking for solutions that provide cross-platform availability, performance, and security.

Responsiveness and Managing Complex Data Environments

Traditional software products for managing software applications, supporting databases, and administering the underlying data do not adequately address the challenges of complex and evolving data environments. The resulting gap means that IT organizations struggle to provide the flexibility required for today’s dynamic business environment. Often, the products they look to fail to address the full data lifecycle, or introduce other limitations such as:

•	Requiring staff to have deep specialized knowledge that limits the flexibility of the organization and results in additional training costs

•	Supporting only one or a limited subset of all databases or platforms, or supporting different databases and platforms in an inconsistent way

•	Lacking an integrated approach to proactively identifying and correcting performance problems to improve service levels

•	Delivering tools designed for expert database administrators and application developers that are too complex for less experienced IT personnel

•	Not providing solutions that adequately address rapid and regular change and therefore incur a high degree of risk for changes that have become routine

•	Requiring a lengthy installation process and extensive configuration which increases the time between conception and implementation, making it difficult for organizations to rapidly develop applications and manage information

•	Offering solutions built on outdated code based in old programming languages that cannot be easily incorporated into current IT and application environments, and cannot be iterated quickly enough to address the rapid evolution in the requirements of their users

•	Not being cost-effective and often ending up costing more than the applications or systems they are designed to manage

Complete data lifecycle management is the process of effectively and efficiently managing IT infrastructure to optimize information delivery and accessibility, and improve services levels while lowering costs. By implementing effective data lifecycle management solutions, organizations can:

•	Deliver better service in the face of growing demand

•	Proactively plan for change

•	Increase responsiveness to user demands

•	More fully leverage their hardware, software, and information assets

Many software providers require users to employ different products with dissimilar user interfaces and capabilities to address each phase of the data lifecycle. As a result, we believe that there is a significant opportunity for a suite of integrated products that can manage the data lifecycle and effectively meet the demands of dynamic business environments. This set of solutions should provide the following benefits:

•	Deliver a higher degree of flexibility and responsiveness

•	Enhance the reliability and availability of today’s business applications

•	Accelerate time-to-market by allowing users to deliver work results sooner

•	Alleviate the strain on IT resources, especially database professionals and application developers

•	Manage an increasingly diversified and distributed database and application infrastructure

•	Maximize the value that can be extracted from existing systems

•	Increase the service-levels – in terms of effective solutions delivered in a timely manner – an IT organization or application development team can offer their company

The Embarcadero Solution

Embarcadero’s solutions focus on the three key areas of data lifecycle management: Model-driven Data Solutions, Cross-platform Data Management, and Data Performance and Availability. Through the effective management and optimization of these key areas, companies are able to get the most out of one of their most important and strategic assets – their data – which is at the core of every critical business application and decision. By simplifying data lifecycle management, these solutions allow companies to more fully leverage investments made in their information technology infrastructures, improve the productivity of their staff, and simplify and automate the integration of information across their organizations.

Our products are designed to work individually as well as together to provide rapid development and optimal performance of applications, which is critical as enterprises deploy and extend their information technology infrastructure. These products can be bundled to offer an integrated data lifecycle solution for a particular database platform, such as Oracle, or to support a multi-vendor database environment, such as Oracle®, Microsoft® SQL Server®, MySQL® and IBM® DB2® UDB databases running simultaneously. They are designed to provide maximum flexibility and utility to our customers by adapting from novice to expert users, from single instances to enterprise-wide installations, and from homogenous environments to multifaceted complex systems. In addition to facilitating the deployment of new systems, Embarcadero’s solutions allow customers to leverage their existing infrastructure and extract maximum value from previous IT investments, as well as gain visibility into trends so that they can proactively address performance and availability issues before they become critical.

Our key products and their core functionality are summarized below:

Embarcadero Solution	Related Products	Description
Model-driven Data Solutions	ER/Studio®	Provides a visual modeling solution for analyzing, designing, creating, and maintaining database applications that simplifies and integrates the needs of all data management stakeholders

	DT/Studio®	Enables organizations to transform, migrate, and consolidate data from a wide range of data sources in weeks, not months

Cross-platform Data Management	DBArtisan®	Helps DBAs maximize availability, performance and security. DBArtisan boosts productivity so existing staff can manage more databases.

	Rapid SQL®	Provides an integrated cross-platform database development environment that raises productivity by simplifying SQL scripting, object management, version control, and schema deployment

	Embarcadero Job Scheduler	Automates the execution of operating system and database maintenance jobs, as well other routine tasks including nightly data loads and batch processing

Data Performance and Availability	Embarcadero Performance Center	Delivers a 24/7 performance monitoring solution with customizable thresholds and highly readable status information, accessible through several sources including standard Web browsers

	Extreme Test®	Employs goals-based load testing for measuring and analyzing enterprise application performance and offers a completely integrated test development and execution environment

Our products support the most widely used database and OS platforms, including Oracle, Microsoft SQL Server, IBM DB2 Universal Database, MySQL and Sybase®, running in Unix®, Windows® NT, and Linux® environments.

Our software offerings:

Increase Flexibility of the Information Infrastructure. Give the rapid pace of change of today’s business environment, companies need to be ready to shift resources, collaborate effectively, and shorten the delivery time for critical IT enhancements. Our cross-platform data management solutions free database professionals from specialized platforms. Human resources can be easily redeployed as demand ebbs and flows through different areas of the company. Our modeling solutions provide visibility into existing information assets and thereby enhance collaboration and promote reuse. Instead of recreating the wheel, teams can easily reuse and build on existing work.

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

Improve Service Levels in the Face of Increasing Demand. Our products across the data lifecycle spectrum help organizations not only understand problems when they are critical, but also can prevent problems before they happen. Our data modeling solutions help analysts see the operational impact of design decisions up front to ensure effective implementation. Our cross-platform data management solutions provide intelligent analysis tools to shed light on problematic trends and areas for improvement, as well as automation and change control functionality to standardize operating procedures and mitigate risk. Our data performance and availability solutions also ensure maximum uptime, availability, and high-performance.

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

Extend Product Leadership. We are continually building upon our current product offerings to enhance and expand these offerings and incorporate new technologies as they are introduced to the market. Additionally, we may enhance our product leadership through the licensing or acquisition of complementary technologies or businesses. Many of our products share a core technology architecture, which we believe provides significant advantages over competing products. This architecture reduces the cost of product development, accelerates the time-to-market for new products, and enables us to maintain a common interface across our product suite.

Our customers number in the thousands, including 97 of the Fortune 100, and span almost all industries including, but not limited to, financial services, consumer goods and services, technology, healthcare, and government. No single customer accounted for ten percent or more of our total revenues in 2004, 2003, or 2002.

Sales and Marketing

North American Sales. We sell our software in the United States and Canada primarily through a direct sales force comprised of a telesales group and a field sales organization. Our sales model has enabled us to efficiently build a broad customer base. By leveraging the effective use of the telephone and Internet for product evaluations and sales, our telesales approach enables us to respond rapidly to customer needs while maintaining an efficient, low-cost sales model. Our telesales group is complemented by a focused field sales organization that targets major accounts. The field sales organization, including software consultants, comprised of 46 sales people world-wide at the end of 2004, has facilitated further penetration into and better management of large customer accounts and is driving larger sales transactions and enterprise-wide implementations of our products. Sales cycles range between two to three months for departmental sales and up to six to twelve months for larger-scale enterprise-wide implementations. Embarcadero has a renewed focus on channel sales in which we are working more closely with OEM partners, service partners and value-added resellers. As part of this process, we have formalized our partner program and dedicated sales and marketing resources to work with our channel partners.

International Sales. International sales represented 19.8% and 21.1% of our total revenues in 2004 and 2003, respectively, and were generated primarily by Embarcadero Europe Ltd., which manages the sales, marketing, and support of our products in Europe, the Middle East, and Africa. In other overseas markets, we sell our products through independent distributors and through our sales office in Australia. We have agreements with distributors in various countries in Central and Latin America, as well as the Asia Pacific region. Our international distributors perform sales, marketing, and technical support functions for their local customers. We intend to continue to increase our international distribution by expanding direct selling efforts through Embarcadero Europe Ltd. and our existing distributors, as well as by developing relationships with additional international distributors.

For a geographic breakdown of our revenue and long-lived assets, see Note 12 to our Consolidated Financial Statements included in this Annual Report on Form 10-K.

Marketing. Our marketing efforts are focused on driving our core business while helping our new enterprise-scale products gain momentum in their segments. Key activities in 2004 included aggressive lead generation and download campaigns, building relationships with our customers, researching our markets, delivering more comprehensive sales support materials, and enhancing the positioning and brand of our company and products. Other strategic initiatives included putting in place the infrastructure for an expanded channel marketing strategy, as well as for deeper penetration into the government sector. These efforts include executing demand creation programs such as worldwide seminar road shows and telemarketing campaigns. We also established a customer marketing program in order to help us better understand our customers’ needs, promote new offerings to our install base, and highlight the successes our customers have had with our technology. Other key marketing initiatives include advertising in trade journals, promoting a strong web presence, managing a strategic public relations program, participating in major industry trade shows and user group events, and forging partnerships with other technology companies, most notably, MySQL. We intend to continue our marketing efforts to increase account penetration throughout our existing customer base, extend our customer base in the areas of our new product offerings, and build market share in the data lifecycle management industry.

Customer Service and Technical Support

Most customers purchase a maintenance and support contract upon purchase of a software license. Maintenance and support contracts entitle customers to all product upgrades and technical support during the term of the contract. Our standard maintenance contract covers a 12-month period, is payable in advance, and is renewable at the customer’s option.

Technical support is provided for North American customers through our office in San Francisco, California. We offer technical support from 6 a.m. to 6 p.m., Pacific Time, Monday through Friday. For certain Embarcadero products 24x7 Priority Level 1 (P1) telephone assistance is available. We deliver technical support by email, fax, or telephone. All calls and emails are routed on a first come, first serve basis through an integrated queue, with telephone calls given priority. As sales of our products grow and as new products are delivered, we plan to hire more support personnel and expand our support offerings. The timing of such expansion depends upon growth of sales and timing of new product delivery.

Internationally, our distributors are generally responsible for providing customer service and technical support. Our European subsidiary, Embarcadero Europe Ltd., based in Maidenhead, United Kingdom, provides multilingual support for its customers from 9:00 a.m. to 5:00 p.m., Greenwich Mean Time, Monday through Friday.

Research and Development

During fiscal years 2004, 2003, and 2002, research and development expenses were $15.6 million, $15.6 million, and $14.5 million, respectively. These amounts represented 27.8%, 30.0%, and 29.5%, respectively, of our total revenues in each of those years. Our research and development efforts are focused on enhancing our existing products as well as developing new applications that enable organizations to better manage their corporate data and the systems that support and house that data. Members of our research and development group have extensive experience in databases, database management software, design, performance management, and Internet technologies. We organize our research and development staff into discrete engineering teams responsible for specific products, for both new development and enhancements to existing products, in each of our product segments. These engineering teams work in four development labs located in San Francisco and Monterey, California, Littleton, Colorado, and Toronto, Ontario, Canada. We supplement our internal software development efforts by using outside contractors and/or purchasing technology when we believe that utilizing such outside resources will help us to complete discrete programming tasks more effectively or efficiently than we can accomplish internally.

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

Our database products also compete with products offered by the manufacturers of the database services with which they are compatible, including Oracle, Microsoft, Sybase, MySQL, and IBM. Some of these competing products are provided at no charge to the database customers. We expect that companies such as Oracle, Microsoft, Sybase, and IBM will continue to develop and incorporate into their products applications which compete with our products and may take advantage of their substantial financial, technical, marketing, and distribution resources in those efforts.

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

Employees

As of December 31, 2004, we had 283 employees, 115 of whom were engaged in research and development, 114 in sales and marketing, 27 in customer service and support, and 27 in general and administration. Our future performance depends largely on our continuing ability to attract, train and retain highly qualified technical, sales, service, marketing, and managerial personnel. None of our employees is represented by a collective bargaining agreement. We have not experienced any work stoppages and consider our relations with our employees to be good.

Executive Officers

Our executive officers as of March 31, 2005 are shown below

Name	Age	Position
Stephen R. Wong	45	President, Chief Executive Officer and Chairman of the Board
Raj P. Sabhlok	41	Chief Financial Officer and Senior Vice President of Corporate Development
Robert Lamvik	48	Vice President, Sales

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

Robert Lamvik has served as our Vice President of Sales since February 2004. Mr. Lamvik has over twenty-five years of experience in high technology sales leadership. He was formerly vice president of Americas field operations for Sun Microsystems Software Division including iPlanet, Java Enterprise System, and Solaris sales. He has also held management and executive roles at Advanced Micro Devices, the Santa Cruz Operation, and Okidata Corporation. He holds a B.S. degree in mathematical sciences from Oregon State University.

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

Our headquarters currently occupy approximately 24,300 square feet in San Francisco, California, pursuant to a lease we executed in April 2004, and which expires in June 2009. Ongoing costs associated with our former San Francisco facilities are included in our restructuring reserve, as discussed in Note 6 of the Notes to our Consolidated Financial Statements, included in Item 8 hereof. Our Colorado office occupies approximately 8,600 square feet in Littleton,

Colorado pursuant to a lease that expires in August 2006. In addition, we maintain a research and development facility of approximately 6,500 square feet in Monterey, California pursuant to a lease that expires in November 2005. We have additional field sales and software development offices in the United States, Canada, the United Kingdom, and Australia.

We believe that our facilities are adequate and that, if required, we would be able to lease additional space to accommodate expansion.

Item 3.	Legal Proceedings

In October 2002, The Client Server Factory Inc. filed a claim in the Superior Court for the County of San Francisco alleging causes of action for breach of fiduciary duty for misappropriation and theft of corporate opportunity, fraud, negligent misrepresentation, conspiracy and other similar claims. The claims relate to alleged activities of Wayne Williams, currently our Chief Technology Officer, and an entity in which Mr. Williams previously held an interest, EngineeringPerformance, Inc., prior to November 2000, when we acquired Engineering Performance and Mr. Williams joined the Company. The complaint names as defendants, in addition to Mr. Williams, Stonegate Insurance Company LTD, a company owned by Mr. Williams through which he held his interest in EngineeringPerformance; EngineeringPerformance Inc. and a related company, EngineeringPerformance, LLC; and the Company and Stephen Wong, the Company’s President and Chief Executive Officer. Among other things, the complaint alleges that the defendants conspired together to deprive the plaintiff of its proprietary rights to software that the Company acquired from EngineeringPerformance, Inc., which is being used in a product that the Company is currently selling and marketing. The plaintiff is seeking damages of at least $10.0 million plus punitive damages, as well as restitution and disgorgement of certain earnings, profits, compensation and benefits.

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

In November 2004, two putative class action lawsuits were filed against us and certain of our officers. Each of these lawsuits has been voluntarily dismissed without prejudice. The dismissal of the first lawsuit was filed and approved by the court on February 2, 2005, and the dismissal of the second lawsuit was filed and approved by the court on February 7, 2005.

There are no other known legal proceedings. However, from time to time, we may become a party to other legal proceedings arising in the normal course of our business. We may also be indirectly affected by administrative or court proceedings or actions in which we are not involved but which have general applicability to the software industry. Although occasional adverse opinions or settlements may occur, we believe that the final disposition of such matters will not have a material adverse effect on our financial position, results of operations or cash flows.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2004.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock Market Price

Our common stock is traded on the NASDAQ National Market under the symbol “EMBT.” Our common stock began trading on NASDAQ on April 20, 2000, the date of our initial public offering. The following table presents, for the periods indicated, the high and low intra-day sale prices per share of our common stock during the fiscal quarters indicated, as reported on NASDAQ.

Fiscal 2003	High	Low
First Quarter	$8.50	$4.32
Second Quarter	7.88	5.53
Third Quarter	11.28	6.41
Fourth Quarter	16.62	9.83

Fiscal 2004	High	Low
First Quarter	$16.11	$12.01
Second Quarter	14.49	10.63
Third Quarter	12.45	5.79
Fourth Quarter	9.91	7.16

We had approximately 90 stockholders of record as of December 31, 2004. However, we believe there are significantly more beneficial holders of our common stock.

We have never declared or paid any cash dividends on our capital stock. We currently intend to retain future earnings, if any, for development of our business and do not anticipate that we will declare or pay cash dividends on our capital stock in the foreseeable future.

We made no unregistered sales of our securities during the year ended December 31, 2004.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)		(c)
Equity compensation plans approved by security holders	3,917,103		$7.12		1,667,124
Equity compensation plans not approved by security holders	443,817	(1)	$13.63	(1)	—	(1)
Total	4,360,920		$6.43		1,667,124

(1)

In June 2003, the Board amended the Company’s 1993 Stock Option Plan to (a) extend the expiration date from November 1, 2003 to the earlier of November 1, 2004 or the approval by the Company’s stockholders of a new plan, (b) give the Company the ability to issue restricted stock under the plan and (c) increase the number of shares authorized for issuance by 1,000,000 shares on each of July 1, 2004, 2005, and 2006, unless the 1993 Stock Option Plan is earlier terminated or superseded by a new plan. These amendments to the 1993 Stock Option Plan were not approved by the stockholders of the Company. In June 2004, the 2004 Equity Incentive Plan was approved by the Company’s stockholders, and the remaining securities available for issuance under this plan were cancelled.

Pursuant to our publicly announced stock repurchase program approved by our Board of Directors in September 2001 and amended as of July 2002, July 2004 and October 2004, we are authorized to repurchase up to an aggregate of 4,230,000 shares of common stock. Under this stock repurchase program, depending on market conditions and other factors, we may make repurchases from time to time in the open market and in negotiated transactions, including block transactions. No purchases of equity securities were effected in the fourth quarter of 2004. As of December 31, 2004, 1,549,000 shares of our common stock remained available for repurchase under our stock repurchase program. This stock repurchase program may be terminated at any time.

Item 6.	Selected Consolidated Financial Data

The following selected condensed consolidated financial data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and Item 8, “Consolidated Financial Statements and Supplementary Data,” included in this Annual Report on Form 10-K. The amounts as of and for each of the four years ended in the period December 31, 2003 have been restated. See Note 13 to the Consolidated Financial Statements for further discussion on the impact of the restatement on 2002 and 2003. The restatements for 2000 and 2001 are related to the errors that were identified with respect to the accounting for the impact of foreign currencies and for income taxes described in Note 13. The impact of the restatements on 2000 and 2001 was to decrease net loss by $1.1 million and $816,000, respectively, and decrease net loss per share by $0.04 and $0.03, respectively.

EMBARCADERO TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(In thousands, except per share data)

	Year ended December 31,
Year Ended December 31, (in thousands, except per share data)	2004	2003 As restated	2002 As restated	2001 As restated	2000 As restated
Revenues:
License (includes sales to affiliate of $1,962 in 2000)	$28,208	$27,151	$27,486	$32,018	$28,558
Maintenance	28,086	24,772	21,811	19,476	12,372

Total revenues	56,294	51,923	49,297	51,494	40,930

Cost of revenues:
License	999	614	589	774	654
Amortization of acquired technology	2,105	2,223	1,684	808	115
Maintenance	2,362	2,286	2,245	2,228	1,378

Total cost of revenues	5,466	5,123	4,518	3,810	2,147

Gross profit	50,828	46,800	44,779	47,684	38,783

Operating expenses:
Research and development	15,637	15,600	14,526	14,670	10,257
Purchased research and development	—	—	1,100	—	—
Sales and marketing	21,077	18,977	19,317	21,142	16,205
General and administrative	8,777	5,238	5,432	6,572	9,255
Purchased in-process research and development	—	—	—	—	7,180
Amortization of goodwill and other intangible assets	—	—	1,321	5,502	794
Restructuring and impairment charges	4,032	—	160	1,490	—

Total operating expenses	49,523	39,815	41,856	49,376	43,691

Income (loss) from operations	1,305	6,985	2,923	(1,692)	(4,908)
Other income, net	791	423	720	1,176	1,187
Expenses related to proposed public offering	—	—	—	(350)	—

Income (loss) before provision for income taxes	2,096	7,408	3,643	(866)	(3,721)
Provision for income taxes	(108)	(2,695)	(906)	(479)	(2,736)

Income (loss) before share in loss of joint venture and affiliated company	1,988	4,713	2,737	(1,345)	(6,457)
Share in loss of joint venture and affiliated company, net	—	—	(448)	(579)	(230)

Net income (loss)	1,988	4,713	2,289	(1,924)	(6,687)
Deemed preferred stock dividend	—	—	—	—	(1,218)

Net income (loss) attributable to common stockholders	$1,988	$4,713	$2,289	$(1,924)	$(7,905)

Net income (loss) attributable to common stockholders per share:
Basic	$0.07	$0.18	$0.08	$(0.07)	$(0.32)

Diluted	$0.07	$0.16	$0.08	$(0.07)	$(0.32)

Weighted average shares used in per share calculation:
Basic	26,788	26,618	27,046	27,045	24,973

Diluted	28,502	28,654	28,879	27,045	24,973

Non-cash stock-based compensation included in the above expenses:
Cost of revenues	$16	$—	$2	$12	$34
Research and development	595	61	30	128	333
Sales and marketing	849	285	803	1,557	3,509
General and administrative	858	356	1,236	2,658	6,045

	$2,318	$702	$2,071	$4,355	$9,921

(1)	Operating expenses for 2001 and 2000 included goodwill amortization of $ 2,740 and $404, respectively. In accordance with SFAS No. 142, effective January 1, 2002, we ceased amortization of goodwill.

				(in thousands)
As of December 31,	2004	2003 As restated	2002 As restated	2001 As restated	2000 As restated
Consolidated Balance Sheet Data:
Cash, cash equivalent and short term investments	$59,907	$57,967	$43,763	$39,903	$34,745
Working capital	49,767	49,764	39,101	33,666	31,449
Total assets	90,123	90,005	78,262	76,157	68,637
Capital lease obligation	409	—	—	—	—
Total stockholders’ equity	67,094	70,737	63,464	61,200	57,260

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Executive Overview

We provide data management solutions that help organizations cost-effectively build, optimize, test, and manage their critical data, database, and application infrastructures. We earn revenues from the world-wide sale of these software solutions and related maintenance and support services to corporations, government agencies, educational institutions, and other entities. IT budgets, as well as macroeconomic conditions, affect demand for our products. In addition, our sales are impacted by competitive conditions, market acceptance of our product offerings, and our execution against sales plans. We have historically derived a significant percentage of our revenues from our DBArtisan product line. This product line is expected to continue to account for a significant portion of our net revenues for the foreseeable future. As a result of this revenue concentration, our business could be harmed by a decline in demand for, or in the prices of, this product line resulting from any change in our pricing model, maturation in the market for this product, increased price competition, or a failure by us to keep up with technological change, among other factors.

We sell our software in the United States and Canada primarily through a direct sales force comprised of a telesales group and a field sales organization. In recent years, the field sales organization has accounted for an increasing portion of overall revenues. The field sales organization targets larger sales transactions and enterprise-wide implementations of our products. We have targeted these sales as part of our strategy to increase our revenues per customer and sell our products deeper onto our customers’ organizations. The sales cycle for these sales can range from two to twelve months. As a result, it is difficult to predict the period in which larger sales transactions will close and therefore adds additional risk to our quarterly revenue forecasts. We also anticipate continued growth from international sales to meet our revenue projections, although we cannot at this time provide reliable guidance regarding the magnitude of that growth. At the same time, we have experienced significant disruption (e.g. employee turnover and increased expenses) in our European subsidiary related to our 2004 restatement of financial results, which could negatively impact our business in the short-term.

In 2001, 2002, and the first half of 2003, global economic conditions had a negative impact on IT spending and affected sales of our products. However, we saw an improvement in license sales in the second half of 2003 as customers seemed more willing to spend money to bolster their IT infrastructures. Overall, 2004 proved to be a slightly better IT spending environment than the prior year and, coupled with better sales execution in the U.S. market and new product offerings, our total revenues increased to $14.5 million and $56.3 million for the three and twelve months ended December 31, 2004, respectively, as compared to $14.1 million and $51.9 million for the corresponding periods in 2003.

Most of our operating expenses are related to personnel and related overhead costs, facilities, outside research and development contractors, and legal and other professional service costs. Our operating expenses for the three and twelve months ended December 31, 2004, were $13.4 million and $49.5 million, respectively, as compared to $9.9 million and $39.8 million for the three and twelve months ended December 31, 2003, respectively. We are involved in ongoing litigation and, depending on the activity in a given quarter, our litigation costs can vary materially from period to period.

Our revenues for the three and twelve months ended December 31, 2004 increased, as compared to the same periods in the prior year, by 3.0% and 8.4%, respectively, while operating expenses increased by 36.2% and 24.4%, respectively, for the same comparable periods.

Our cash flow from operations was approximately $12.2 million for the twelve months ended December 31, 2004. Cash, cash equivalents, and short-term investments were $59.9 million at December 31, 2004, which increased as compared to the December 31, 2003 balance of $58.0 million. Our license and maintenance revenues, results of operations, cash flows from operations, and financial condition could be adversely affected in the future by a renewed downturn in global economic conditions, increased competitive pressures and our own inability to execute our sales plans.

Restatements

Our Audit Committee recently completed an internal investigation focused on our revenue recognition practices related to transactions with certain distributors and resellers, principally those of our United Kingdom subsidiary, Embarcadero Europe, which resulted in the restatement of our financial results for the three months ended March 31, 2004 and June 30, 2004, and the six months ended June 30, 2004. Those restated financial statements were filed in Amended Quarterly Reports on Form 10-Q/A on January 18, 2005. The Audit Committee engaged independent legal and accounting experts to assist it in conducting the investigation. The cost of the investigation will be approximately $2.1 million to $2.3 million, of which $1.8 million was recorded in operating expenses in the three month period ended December 31, 2004. Approximately $300,000 to $500,000 of costs related to the investigation will be recorded in the three months ending March 31, 2005. We expect to incur additional costs as we implement the recommendations of our Audit Committee resulting from the investigation.

Our results of operations presented in this Annual Report on Form 10-K also includes restated financial information for fiscal years 2000 through 2003, as well as the quarters ended March 31, 2003 through September 2004, resulting from errors that were identified with respect to the accounting for the impacts of foreign currencies and for income taxes. More information regarding this restatement can be found in Note 13 to our Consolidated Financial Statements included in this Annual Report on Form 10-K. We expect to incur costs of approximately $250,000 to $300,000 in the three months ending March 31, 2005 related to our Restatement for Prior Years.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.

A detailed discussion of our significant accounting policies can be found in Note 1 to our consolidated financial statements. The impacts and risks associated with our accounting policies are discussed throughout this Annual

Report on Form 10-K and in the notes to our Consolidated Financial Statements. Critical accounting policies and estimates are those items that require significant judgment and/or estimates by management at the time that financial statements are prepared such that materially different results might have been reported if other assumptions had been made. Below is further discussion of the items that we consider to be our critical accounting policies and estimates.

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

For arrangements with multiple elements (e.g., undelivered maintenance and support contracts and consulting and training services bundled with licenses), we allocate revenue to the delivered elements of the arrangement using the residual value method. Under the residual value method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue. The vendor specific objective evidence of fair value for the ongoing maintenance and support obligations for the licenses is based upon the prices paid for separate renewal of those services by similar customers. Vendor specific objective evidence (VSOE) of fair value for other services, primarily consulting and training services, is based upon separate sales of such services.

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

Our products may be sold through distributors or resellers in the United States and certain international markets. Revenues from software license fees sold through distributors or resellers are recognized on the sell-through basis. Maintenance revenue sold through distributors and resellers is recognized ratably over the contractual post contract service (PCS) period. Distributors and resellers purchase products to fulfill specific customer orders and generally do not hold inventory of our products. We also enter into arrangements with OEMs that provide for license fees based on inclusion of our products in their products. These arrangements often provide for non-refundable and upfront minimum royalty payments which are recognized as revenue either immediately or on a sell-through basis when due, assuming all other revenue recognition criteria are met. The OEM arrangements usually include maintenance and support contracts. We allocate revenues to the delivered elements of the arrangements using the residual value method based on the VSOE for undelivered items. We intend to continue to expand our international sales activities in an effort to increase revenues from foreign sales.

We sell our software and related maintenance services directly through our telesales and field sales organizations in North America, the United Kingdom and Australia and indirectly through our distribution partners worldwide.

Significant management judgment and estimates must be made in connection with the determination of the revenue to be recognized in any accounting period. If we made different judgments or utilized different estimates for any period, material differences in the amount and timing of revenue recognized could result

Allowance for Doubtful Accounts and Returns.

We establish allowances for doubtful accounts, returns and discounts based on our review of credit profiles of our customers, contractual terms and conditions, current economic trends and historical payment, return and discount experience. We reassess the allowances for doubtful accounts, returns and discounts each period. Historically, our actual losses and credits have been consistent with these provisions. However, unexpected events or significant future changes in trends could result in a material impact to our future statements of operations and of cash flows. If we made different judgments or utilized different estimates for any period, material differences in the amount and timing of revenue or bad debt expense recognized could result. Our allowances for doubtful accounts, returns and discounts as a percentage of net revenues were 0.1%, 0.2% and 0.7% in fiscal years 2004, 2003 and 2002, respectively. See Note 5 to our Consolidated Financial Statements for a summary of activities during the years reported. Based on our results for the year ended December 31, 2004, a one-percentage point deviation in our allowances for doubtful accounts, returns and discounts as a percentage of net revenues would have resulted in an increase or decrease in revenue and/or expense of approximately $563,000.

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

Our capitalized software costs were $1.5 million, net at December 31, 2004. A discussion of our policies related to capitalized software can be found in Note 1 to our Consolidated Financial Statements under the heading “Capitalized software development costs” and further detail can be found in Note 5 to our Consolidated Financial Statements.

Lease Related Impairment Loss. As discussed in Note 6 to our Consolidated Financial Statements, in 2001 we recorded a restructuring charge in connection with our abandonment of certain operating leases as part of a program to restructure our operations and related facilities. Lease abandonment costs were estimated to include the impairment of leasehold improvements, remaining net present value of the Company’s future contractual lease obligations, net of any sublease income and brokerage fees. In 2002, based on changes in the commercial real estate market in San Francisco, we recorded an additional impairment charges to cover lower than estimated sublease income. Further, in 2004, we recorded a second restructuring and impairment charge of $4.0 million related to the consolidation of our office leases in San Francisco. The restructuring charge is primarily based on the net present value of the Company’s future contractual lease obligations net of any sublease income and any incidental expenses related to restructuring. Estimates related to sublease costs and income are based on assumptions about the time period required to locate and contract with suitable sub-lessees as well as the sublease rates that can be achieved, as determined by market trend information analyses provided by a commercial real estate brokerage we retained. We will continue to review these estimates each reporting period. To the extent that these assumptions change due to unfavorable market conditions, the ultimate restructuring expenses for these abandoned facilities could increase.

Accounting for Income Taxes. In conjunction with preparing our consolidated financial statements, we must estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax expense as well as assessing temporary differences resulting from differing treatment of items, such as depreciation and amortization, for financial reporting and tax reporting purposes. These differences result in deferred tax assets and liabilities, which are included in our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance against our U.S. net deferred tax assets. To the extent we establish a valuation allowance or increase this allowance in a given period, we must increase the tax provision in the statement of operations.

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities, and any valuation allowance recorded against our net deferred tax assets. At December 31, 2004, we had gross deferred tax assets of $5.5 million. Due to uncertainties related to our ability to utilize some of our deferred tax assets, consisting of Colorado net operating loss carry forwards, we established a valuation allowance of approximately $15,000. The valuation allowance is based on our estimates of current and future taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to establish an additional valuation allowance which could materially impact our financial position and results of operations. A detailed discussion of our income tax provision and the components of our deferred tax assets and liabilities can be found in Note 7 to our Consolidated Financial Statements.

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

We amortize stock-based compensation using the multiple option method over the remaining vesting periods of the related options and stock awards, which are generally four years. Pro forma information regarding net income (loss) and earnings per share is required in order to show our net income (loss) as if we had accounted for employee stock options and awards under the fair value method of SFAS No. 123, as amended by SFAS No. 148, and is contained in Note 1 to our consolidated financial statements.

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

In December 2004, FASB issued Statement of Financial Accounting Standards (SFAS) No. 123(R), Share-Based Payment. The new pronouncement replaces the existing requirements under SFAS No.123 and APB 25. According to SFAS No. 123 (R), all forms of share-based payments to employees, including employee stock options and employee stock purchase plans, would be treated the same as any other form of compensation by recognizing the related cost in the Statement of Operations. This pronouncement eliminates the ability to account for stock-based compensation transactions using APB No. 25 and generally would require instead that such transactions be accounted for using a fair-value based method. FASB concluded that for public companies SFAS No. 123 (R) is effective for awards and stock options granted, modified or settled in cash in interim or annual periods beginning after June 15, 2005. SFAS No. 123 (R) provides transition alternatives for public companies to restate prior interim periods or prior years. The Company expects the adoption of SFAS 123 (R) will have a material adverse impact on our net income and net income per share. The Company is currently in the process of evaluating the extent of such impact.

RESULTS OF OPERATIONS

The following condensed table sets forth, for the periods indicated, the percentage relationship of certain items from our consolidated statements of operations to total revenues:

Year Ended December 31,	2004	2003 As restated (see Note 13)	2002 As restated (see Note 13)
Revenues:
License	50.1%	52.3%	55.8%
Maintenance	49.9	47.7	44.2

Total revenues	100.0	100.0	100.0
Cost of revenues:
License	1.8	1.2	1.2
Amortization of acquired technology	3.7	4.3	3.4
Maintenance	4.2	4.4	4.6

Total cost of revenues	9.7	9.9	9.2

Gross profit	90.3	90.1	90.8

Operating expenses:
Research and development	27.8	30.0	29.5
Purchased research and development	—	—	2.2
Sales and marketing	37.4	36.5	39.2
General and administrative	15.6	10.1	11.0
Amortization of goodwill and other intangible assets	—	—	2.7
Restructuring and impairment charges	7.2	—	0.3

Total operating expenses	88.0	76.6	84.9

Income from operations	2.3	13.5	5.9
Other income, net	1.4	0.8	1.4

Income before provision for income taxes	3.7	14.3	7.3
Provision for income taxes	(0.2)	(5.2)	(1.8)

Income before share in loss of joint venture	3.5	9.1	5.5
Share in loss of joint venture, net	—	—	(0.9)

Net income	3.5%	9.1%	4.6%

Years Ended December 31, 2004, 2003, and 2002

Revenues

Total revenues and year over year changes are as follows (in thousands, except for percentages):

			Change			Change
Year ended December 31,	2004	2003	Amount	Percent	2002	Amount	Percent
Revenues:
License	$28,208	$27,151	$1,057	3.9%	$27,486	$(335)	(1.2)%
Maintenance	28,086	24,772	3,314	13.4	21,811	2,961	13.6

Total revenues	$56,294	$51,923	$4,371	8.4%	$49,297	$2,626	5.3%

Total Revenues. Total revenues increased 8.4% for fiscal year 2004 compared to fiscal year 2003, primarily due to a general increase in information technology spending and better sales execution in North America. Total revenues increased from 2002 to 2003 and is attributable to the growth in maintenance revenue related to the growth in our installed base.

License. License revenue increased 3.9% in 2004 compared to 2003. The increase was primarily due to a generally better information technology spending environment and increased license revenue generated in our North American region. See Note 12 to our Consolidated Financial Statements for further detail on total revenue by region. License revenue decreased 1.2% in 2003 compared to 2002, largely due to the global economic slowdown during that period and resulting reduction in information technology spending. We expect that license revenues will remain relatively constant as a percentage of total revenue in 2005.

Maintenance. Maintenance revenue increased 13.4% in 2004 compared to 2003, primarily due to the increase in the cumulative number of licenses sold, a growing installed base, and constant maintenance renewals. Maintenance revenue increased 13.6% in 2003 compared to 2002, primarily as a result of additional maintenance revenue related to the growth in our installed base. We expect that maintenance revenue will remain relatively constant as a percentage of total revenue in 2005.

Cost of Revenues

Total Cost of Revenues. Total cost of revenues and year over year changes are as follows (in thousands, except percentages):

			Change			Change
Year ended December 31,	2004	2003	Amount	Percent	2002	Amount	Percent
Cost of revenues:
License	$999	$614	$385	62.7%	$589	$25	4.2%
Amortization of acquired technology	2,105	2,223	(118)	(5.3)	1,684	539	32.0
Maintenance	2,362	2,286	76	3.3	2,245	41	1.8

Total cost of revenues	$5,466	$5,123	$343	6.7%	$4,518	$605	13.4%

License. Cost of license revenues consists primarily of amortization of capitalized research and development expenses, royalties, credit card merchant fees, product media and packaging and shipping. Cost of license revenues were $1.0 million, $614,000, and $589,000 for 2004, 2003 and 2002, respectively. The absolute dollar and percentage of total revenues increased from 2003 to 2004 were primarily due to an increase of approximately $300,000 in amortization expense related to capitalized research and development expenses, and an increase of approximately $135,000 for royalties, offset by a decrease of approximately $17,000 related to lower product media and packaging costs. Amortization expense for capitalized research and development costs is expected to be approximately $540,000 in 2005. The absolute dollar increase from 2002 to 2003 was due primarily to a $61,000 increase in amortization expense related to capitalized research and development expenses for a product that came to market in 2003. This increase was partially offset by a $28,000 reduction in product media and packaging.

Amortization of acquired technology. Amortization of acquired technology expense was $2.1 million, $2.2 million and $1.7 million in 2004, 2003, and 2002, respectively. The expense is primarily related to technology acquired in the acquisition of Advanced Software Technologies, Inc. in 2000 and additional technology acquisitions in 2001 and 2002. The increase from 2002 to 2003 was due to a full year of amortization for the technology put into service in 2002. The decrease in 2004 was due to the completion of amortization in the fourth quarter of 2004. We expect there to be no amortization of acquired technology expense in 2005.

Maintenance. Cost of maintenance revenues consists primarily of customer support personnel and related expenses, including payroll, employee benefits, and allocated overhead. The decrease in cost of maintenance as a percentage of revenues from 2002 to 2003 to 2004 was due primarily to the increase in maintenance revenues from period to period while the number of related personnel remained flat, allowing us to realize economies of scale through increased utilization of our customer support personnel. We expect to hire more support personnel to support our expanding product line and customer base. When we hire such personnel, we expect cost of maintenance revenues to increase in absolute dollars and potentially to increase as a percentage of maintenance revenues if the additional personnel are hired in advance of an increase in the related revenues.

Operating Expenses

Total Operating Expense. Total operating expenses were $49.5 million, $39.8 million, and $41.9 million for 2004, 2003, and 2002, respectively, representing an increase of 24.4% from 2003 to 2004 and a decrease of 4.9% from 2002 to 2003.

			Change			Change
Year ended December 31,	2004	2003	Amount	Percent	2002	Amount	Percent
Operating expenses:
Research and development	$15,637	$15,600	$37	0.2%	$14,526	$1,074	7.4%
Purchased research and development	—	—	—	—	$1,100	$(1,100)	(100.0)
Sales and marketing	21,077	18,977	2,100	11.1	19,317	(340)	(1.8)
General and administrative	8,777	5,238	3,539	67.6	5,432	(194)	(3.6)
Amortization of other intangible assets	—	—	—	—	1,321	(1,321)	(100.0)
Restructuring and impairment charges	4,032	—	4,032	—	160	(160)	(100.0)

Total operating expenses	$49,523	$39,815	$9,708	24.4%	$41,856	$(2,041)	(4.9)%

Research and Development. Research and development expenses consist primarily of personnel and related expenses, including payroll, employee benefits, allocated overhead, and non-cash stock-based compensation, as well as expenses related to outside software development contractors. Domestic costs decreased $320,000 due to lower headcount and a reduced overhead expense allocation based on our restructuring in Q2 2004. Canadian development lab costs increased $369,000 due to increased operating costs including an unfavorable currency exchange cost of $135,000. We anticipate that we will continue to invest significant resources into research and development activities in order to develop new product and advance the technology of our existing products. We expect to continue to benefit from cost efficiencies related to expanding the research and development activities of our Canadian subsidiary. The absolute dollar increase from 2002 to 2003 was primarily due to an increase of $750,000 related to increased headcount in our Canadian development lab, which led to higher personnel expenses, overhead costs, bonus payments, as well as an unfavorable currency exchange rate impact of $295,000. There was also an increase of approximately $60,000 in recruiting fees and approximately $50,000 in increased software maintenance expense. We believe that continued investment in research and development is critical to attaining our strategic objectives and, as such, we expect that spending on research and development in 2005 will be consistent in absolute dollars with 2004.

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

In 2002, we spent $1.1 million to purchase technology that had not reached technological feasibility. The technology was subsequently integrated into our products in 2002, and there are no related contractual obligations for future purchases of technology. No comparable expense was incurred in 2004 or 2003. We may choose to purchase additional technology in the future based on our development needs and our decisions to internally build technology versus purchase technology from third parties. Our past purchases and integration of research and development did not create a material strain on our financial or personnel resources. However, if we choose to purchase additional research and development in the future, such purchases may have a material effect on our financial and/or personnel resources.

Sales and Marketing. Sales and marketing expenses consist primarily of personnel and related expenses, commissions earned by sales personnel, non-cash stock-based compensation, trade shows, travel, and other marketing communication costs, such as advertising and other marketing programs. The increase in absolute dollars from 2003 to 2004 was primarily due to a $1.2 million increase in wages and related costs, including $564,000 increase in non-cash stock based compensation. International sales and marketing costs attributable to the UK and Australia increased $990,000 due to increased headcount and unfavorable currency exchange rates.

Excluding stock-based compensation, the absolute dollar increase from 2002 to 2003 was primarily due to a $238,000 increase in expense in our European subsidiary as a result of an increase in the average exchange rate for the Pound Sterling. In 2003, we reduced marketing expenses, both personnel related and discretionary marketing expenses, which was offset by higher personnel related expenses for sales resulting primarily from increased wages and commissions. We intend to selectively increase staff in our sales organization and to create select marketing programs and, accordingly, expect that sales and marketing expenditures will increase in absolute dollars in 2005.

General and Administrative. General and administrative expenses consist primarily of salaries and related personnel expenses, general operating expenses, and non-cash stock-based compensation. The increase in absolute dollars from 2003 to 2004 was primarily due to $1.8 million related to the costs of the Audit Committee investigation that led to a restatement of our financial results for the three months ended March 31, 2004 and the three and six months ended June 30, 2004, an increase in non-cash stock based compensation of approximately $500,000, a $500,000 increase in litigation expense, and $250,000 in professional services related to Sarbanes-Oxley compliance requirements. International general and administrative expenses increased by $385,000 related to professional services fees for accounting, tax services, and personnel recruitment. Excluding stock-based compensation, the absolute dollar increase from 2002 to 2003 was due to a $715,000 increase in legal fees primarily attributable to the legal matter discussed in “Item 3. Legal Proceedings,” a $213,000 increase in personnel related expenses, and a $132,000 increase in professional service and insurance expenses, partially offset by a $219,000 decrease in expenses for our European subsidiary, primarily due to lower personnel related costs, and a $228,000 decrease in bad debt expense.

We anticipate that general and administrative expenses will increase in the near future, as we continue to incur costs to comply with the additional rules and regulations promulgated by the Sarbanes-Oxley Act, the Securities and Exchange Commission, and the NASDAQ National Market. These increased costs will include the hiring of additional personnel, as well as costs associated with outside legal counsel, accounting and advisory services. Further, we expect to incur additional costs as we continue to implement the recommendations of our Audit Committee resulting from the investigations related to our recent financial restatements. We are also involved in ongoing litigation and, depending on the activity in a given quarter, our litigation costs can vary materially from period to period. In addition, we expect to incur additional costs of approximately $300,000 to $500,000 related to the Audit Committee investigation and approximately $250,000 to $300,000 in the three months ending March 31, 2005 related to our “Restatement of Prior Years.” See Note 13.

Amortization of Other Intangible Assets. In connection with the acquisitions of Advanced Software Technologies, Inc., EngineeringPerformance, Inc., and the remaining 56% of Embarcadero Europe Ltd., we recorded $21.4 million of goodwill and other intangible assets in the fourth quarter of 2000. Relating to non-technology intangible assets acquired, we recorded $1.3 million of amortization expense in 2002 as an operating expense. These assets were fully amortized as of December 31, 2002. We ceased amortization of goodwill when we adopted Statement of Financial Accounting Standards (“SFAS”) No. 142 effective January 1, 2002 (see “Goodwill” in Note 1 to our Consolidated Financial Statements). We performed our annual goodwill impairment test on September 1, 2004. The results of the analysis showed that goodwill was not impaired. Going forward, we will test our goodwill for impairment on an annual basis or in the event of a significant change in our business. If, in the future, we determine that this goodwill is impaired, we will be required to take a charge at the date of impairment to write down this asset. The dollar amount of such potential future charge, if any, cannot currently be estimated.

Restructuring and impairment charges. In 2001, we recorded an impairment loss of $1.5 million related to office leases in San Francisco and Boston when we decided to abandon and sublease these office spaces in order to streamline operations. The impairment loss consists of approximately $1.0 million in contractual obligations under the facilities leases, net of estimated sublease income from the projected date of abandonment to the end of the lease term. The remaining $500,000 consists of write-downs to leasehold improvements and other assets attributable to the abandoned space, as well as other expenses related to securing the sublease arrangements. When we recorded the lease related impairment loss, we made estimates about sublease costs and income. In 2002, based on changes in the commercial real estate market in San Francisco, we recorded an additional $160,000 in impairment loss to cover lower than expected sublease income. At December 31, 2003, we had a balance of $413,000 in accrued restructuring costs for future facilities lease charges. In April 2004, we entered into a non-cancelable five-year operating lease agreement for our headquarters in San Francisco, California. The objectives of entering into this new lease agreement were to consolidate our two offices in San Francisco, eliminate excess office space within San Francisco and improve our operating efficiencies. In conjunction with the execution of the new lease, we subleased our other San Francisco long-term lease contract. The sublease agreements co-terminate along with the master lease to which they are subject in July 2008. As a result, we recorded restructuring and impairment charges of $4.0 million during the year ended December 31, 2004. The charges were comprised of three elements: the net present value of approximately $2.8 million relating to the future contractual lease obligation, an impairment loss of approximately $680,000 relating to abandoned leasehold improvements; and approximately $566,000 related to other contractual restructuring expenses, including tenant improvement allowances and brokerage and legal fees. If our subtenants were to stop paying the sublease income, we could be required to record another restructuring charge. The amount of that charge cannot be estimated at this time.

A summary of the restructuring accrual is as follows (in thousands):

	Facility Leases, Net of Sublease Income	Write Down of Leasehold Improvements	Other Restructuring Expenses	Total
Initial loss	$1,043	$343	$104	$1,490
Charged to accrual	160	—	—	160
Non-cash expenses	(408)	(343)	$(104)	(855)

Accrual as of December 31, 2002	$795	$—	$—	$795
Net cash payments	(382)	—	$—	(382)

Accrual as of December 31, 2003	$413	$—	$—	$413
Restructuring and impairment charges during the three months ended June 30, 2004	2,822	680	566	4,068
Non-cash reductions of accrual	—	(680)	(36)	(716)
Net cash payments during the year ended December 31, 2004	(807)	—	(499)	(1,306)

Accrual as of December 31, 2004	$2,428	$—	$31	$2,459

Other income, net. Other income, net consists primarily of interest income and was $791,000, $423,000, and $720,000 in 2004, 2003, and 2002, respectively. The increase from 2003 to 2004 was due to an increase in market interest rates and investments in longer term maturities yielding higher interest rates. The decrease from 2002 to 2003 was due to significant decreases in market interest rates, which negatively impacted our interest income.

Provision for Income Taxes. Under SFAS No. 109, Accounting for Income Taxes (SFAS No. 109), deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse. SFAS No. 109 provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Provision for income taxes was $108,000, $2.7 million, and $760,000 in 2004, 2003, and 2002, respectively. The effective income tax rate was 5.2%, 36.4%, and 24.9% in 2004, 2003, and 2002, respectively. The decrease in the effective tax rate is primarily due to a decrease in income before income taxes and a benefit received from disqualifying dispositions of employee stock options for which stock-based compensation was recognized in previous periods. The increase from 2002 to 2003 was primarily due to the increase in income before taxes.

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

We had net deferred tax assets totaling $4.7 million and $3.4 million at December 31, 2004 and 2003, respectively. In addition, at December 31, 2004, we had federal and state net operating loss carry forwards (“NOLs”) of approximately $5.0 million and $7.1 million, respectively. These NOLs can be carried forward to offset future taxable income, if any. Our federal and state net operating loss carry forwards expire in 2006 through 2021, if not utilized. At December 31, 2004, we had federal, state and foreign research and development credits of approximately $1.6 million, $234,000, and $592,000 respectively. The federal credits expire in 2020 through 2023. The foreign credits expire in 2011 through 2013. The state credits do not expire.

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

In October 2004, the President signed the American Jobs Creation Act of 2004 (the “Act”). The Act creates a temporary incentive for U.S corporations to repatriate accumulated income earned abroad by providing an 85% dividends received deduction for certain dividends from controlled foreign corporations. The deduction is subject to a number of limitations and, as of today, uncertainly remains as to how to interpret numerous provisions in the Act. The provisions of the Act do not impact the 2004 financial statements under current accounting rules. The Company will evaluate the impact of the Act once the final guidance is issued.

Share in Loss of Joint Venture. In September 2001, we formed a joint venture with Aztec Software, Inc., a California corporation and wholly owned subsidiary of Aztec Software and Technology Services Limited, an Indian company publicly traded on the Bombay stock exchange. In accordance with the terms of the agreement, Embarcadero and Aztec Software, Inc. each contributed $1.0 million to the venture. We account for this venture under the equity method of accounting (see “Basis of Presentation” in Note 1 to our Consolidated Financial Statements). For our fifty percent share in the loss of the venture in the year ended December 31, 2002, we recorded $448,000, net of a tax benefit of $146,000, as a loss from joint venture in our consolidated statements of operations. As of December 31, 2004, 2003 and 2002, our investment in this entity was zero and we had no remaining commitments to the entity. We do not expect to realize any future income or incur any future expense from our investment in this entity.

LIQUIDITY AND CAPITAL RESOURCES

We have funded our business to date from cash generated by our operations and proceeds from sales of equity. In April 2000, we completed our initial public offering of common stock, generating net proceeds to us of approximately $43.0 million. As of December 31, 2004, we had cash, cash equivalents, and short-term investments of $59.9 million.

Operating Activities

The table aggregates certain line items from the cash flow statement to present the key items affecting our operating activities (in thousands):

	Year ended December 31,
	2004	2003 As restated	2002 As restated
Net income	$1,988	$4,713	$2,289
Non-cash adjustments	6,618	7,422	9,621
Decrease (increase) in operating assets	519	(1,075)	(1,408)
Increase in operating liabilities	3,086	3,616	1,354

Net cash provided by operating activities	$12,211	$14,676	$11,856

Cash provided by operating activities was $12.2 million, $14.7 million, and $11.9 million for 2004, 2003, and 2002, respectively.

In 2004, cash provided by operating activities resulted from $2.0 million in net income, $6.6 million in non-cash adjustments primarily comprised of depreciation, amortization and deferred stock-based compensation charges, as well as a $3.6 million net change in operating assets and liabilities. The net change in operating assets and liabilities is primarily due to an increase in accrued restructuring charge of $2.0 million related to our restructuring in the second quarter of 2004 and an increase of $1.1 million in deferred revenue due a larger installed customer base and related increase in maintenance renewals.

In 2003, cash provided by operating activities resulted from $4.7 million in net income, $7.4 million in non-cash adjustments primarily comprised of depreciation, amortization, and deferred stock-based compensation, as well as a $2.5 million net change in operating assets and liabilities. The net change in operating assets and liabilities is primarily due to a $2.6 million increase in deferred revenue due a larger installed customer base and related increase in maintenance renewals.

To the extent that non-cash items increase or decrease our future operating results, there will be no corresponding impact on our cash flows. The non-cash adjustments include depreciation and amortization of property and equipment and intangible assets, as well as amortization of deferred stock-based compensation and tax benefits for the exercise of certain employee stock options. These non-cash adjustments may increase or decrease and, as a result, positively or negatively impact our future operating results. In 2004, the non-cash adjustments were mainly due to $2.3 million in non-cash stock-based compensation expense, $2.0 million in amortization of developed technology, $692,000 in amortization of other intangibles, $680,000 of impairment charges, offset by a $1.3 million decrease in deferred tax assets

Other than non-cash items, our primary source of operating cash flows is the collection of accounts receivable from our customers. We measure the effectiveness of our collections efforts by an analysis of average accounts receivable daily sales outstanding (DSO). Collection of accounts receivable and related DSO could fluctuate in the future periods due to timing and amount of our revenues and the effectiveness of our collection efforts. In the future, collections could also fluctuate based upon the payment terms we extend to our customers. In the past, our payment terms have typically been net thirty days. Our DSO for the three months ended December 31, 2004, 2003 and 2002 were 52 days, 53 days and 53 days, respectively.

Our operating cash flows may be impacted in the future by the timing of payments to our vendors for accounts payable. We typically pay our vendors and service providers in accordance with their invoice terms and conditions. The timing of cash payments in future periods will be impacted by the nature of accounts payable arrangements and management’s assessment of our cash inflows.

Investing Activities

The table aggregates certain line items from the cash flow statement to present the key items affecting our investing activities (in thousands):

	Year ended December 31,
	2004	2003	2002
Proceeds from sales or maturities of investments	$76,014	$47,781	$26,339
Purchase of investments	(81,972)	(57,606)	(36,684)
Purchase of property and equipment	(1,533)	(1,111)	(1,884)
Technology acquired and developed	(60)	(290)	(490)
Acquisitions and investment in joint venture	—	—	(3,050)

Net cash used in investing activities	$(7,551)	$(11,226)	$(15,769)

Net cash used in investing activities was $7.6 million, $11.2 million, and $15.8 million for 2004, 2003, and 2002, respectively.

The main source of cash for investing activities is the maturities of, or proceeds from, the sales of short-term investments, primarily tax-exempt municipal auction rate securities. In 2004, 2003 and 2002, respectively, $76.0 million, $47.8 million and $26.3 million was provided by sales and maturities of investments. The main use of cash for investing activities is the purchase of short-term investments. In 2004, 2003 and 2002, respectively, $82.0 million, $57.6 million and $36.7 million, were used to purchase short-term investments. We intend to be consistent with our historical investment practices and invest in high quality short-term investments. We expect to continue to acquire such investments in the future and receive proceeds from them as they mature or are sold.

Also included in cash used for investing activities were purchases of property and equipment, payments of principal under capital lease obligations, and technology acquired and developed. For the year ended December 31, 2004 and 2003, purchases of property and equipment were $1.5 million and $1.1 million, respectively. We entered into a $499,000 three-year capital lease agreement in June 2004 with a financial institution to finance acquisition of certain furniture and fixtures and computer equipment. The capital lease agreement bears interest of 6.1% per annum and has a $1 buyout at its expiration in June 2007. It is likely we will enter into additional capital lease arrangements as long as interest rates remain attractive.

Further, in 2004, 2003, and 2002, $60,000, $290,000, and $490,000, respectively, were used to acquire technology. In 2002, $500,000 was invested in a joint venture (see Note 4 to our Consolidated Financial Statements) and $2.6 million was used to make deferred payments in connection with acquisitions made in 2000.

Financing Activities

The table below presents the key items affecting our financing activities (in thousands):

	Year ended December 31,
	2004	2003	2002
Payments for repurchase of common stock	$(11,182)	$(1,171)	$(3,335)
Payments of principal under capital lease obligation	(90)	—	—
Proceeds from exercise of stock options	2,529	1,928	757

Net cash provided by (used in) financing activities	$(8,743)	$757	$(2,578)

Net cash provided by (used in) financing activities was ($8.7) million, $757,000, and ($2.6) million in 2004, 2003, and 2002, respectively.

In September 2001, our Board of Directors authorized a stock repurchase program of up to 1,000,000 shares of our common stock. In July 2002, our Board of Directors amended the stock repurchase program, allowing us to repurchase up to 2,000,000 shares in addition to the shares previously repurchased. The Board of Directors increased the number of shares authorized for purchase by one million shares in both July and October 2004. The main use of cash in financing activities during the year ended December 31, 2004 was the repurchase of approximately 1.5 million shares of our outstanding stock for $11.2 million. In the years ended December 31, 2003, and 2002, we repurchased approximately 231,000, and 712,000 shares, respectively, at a cost of approximately $1.2 million, and $3.3 million, respectively. Thus, including the increase in authorized shares to repurchase in October 2004, we have approximately 1.5 million shares available for repurchase at December 31, 2004. The timing of future repurchases and the price paid for the shares could have a material impact on our liquidity. We have no immediate plans for use of our previously repurchased shares.

A summary of the repurchase program is as follows:

	Number of Shares	Cost of Repurchase	Average Cost
	(thousands)	(thousands)
Initial repurchase program authorized in September 2001	1,000
Increased in repurchase program authorized in July 2002	1,230
Increased in repurchase program authorized in July 2004	1,000
Increased in repurchase program authorized in October 2004	1,000

Total authorized for repurchase	4,230

Shares repurchased in 2001	219	$1,781	$8.13
Shares repurchased in 2002	712	3,335	4.68
Shares repurchased in 2003	231	1,171	5.07
Shares repurchased in 2004	1,519	11,182	7.36

Total shares repurchased	2,681	$17,469	$6.52

Remaining shares available for repurchase at December 31, 2004	1,549

This use of cash was offset in 2004, 2003, and 2002 by $2.5 million, $1.9 million, and $757,000, respectively, provided by exercises of stock options under our equity compensation plans. Our future liquidity and capital resources could be impacted by the exercise of outstanding common stock options and the cash proceeds we receive upon exercise of these securities. Further, we have approximately 1.5 million shares available to issue under our current plans. The timing of the issuance, the duration of their vesting provision and the grant price will all impact the timing of any proceeds. However, we cannot estimate the amount of such proceeds at this time. Furthermore, the Company suspended all exercises of stock options under each of its equity compensation plans from November 16, 2004 through January 19, 2005. This suspension was required because the Company’s periodic reports are incorporated by reference into the registration statements for the securities issuable under each such equity compensation plan. The Company has extended the exercisability of all options that would otherwise have terminated during that period for a period of time equal to that during which the options were not exercisable due to the suspension. The Company does not believe that this extension will have a material impact on its future cash flows.

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

Year Ending December 31,	Capital Lease	Operating Leases	Bank Letter of Credit	Total
2005	$182	$1,576	$120	$1,878
2006	182	1,370	—	1,552
2007	76	1,206	—	1,282
2008	—	707	—	707
2009	—	303	—	303
Thereafter	—		—	—

Total minimum payments	440	$5,162	$120	$5,722

Less: amount representing interest	31

Present value of net minimum lease payments	$409

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

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In March 2004, the FASB issued EITF Issue No. 03-01 (EITF 03-01), The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, which provides new guidance for assessing impairment losses on investments. Additionally, EITF 03-01 includes new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB delayed the accounting provisions of EITF 03-01; however, the disclosure requirements remain effective for annual periods ending after June 15, 2004. We have complied with the disclosure requirements and will evaluate the impact of EITF 03-01 once the final guidance is issued.

In December 2004, FASB issued Statement of Financial Accounting Standards (SFAS) No. 123(R), Share-Based Payment. The new pronouncement replaces the existing requirements under SFAS No.123 and APB 25. According to SFAS No. 123 (R), all forms of share-based payments to employees, including employee stock options and employee stock purchase plans, would be treated the same as any other form of compensation by recognizing the related cost in the statement of operations. This pronouncement eliminates the ability to account for stock-based compensation transactions using APB No. 25 and generally would require that such transactions be accounted for using a fair-value based method, with a binomial or lattice model preferred to the Black-Scholes valuation model. The lattice model can explicitly capture expected changes in dividends and stock volatility over the expected life of the options, in contrast to the Black-Scholes option-pricing model, which uses weighted average assumptions about option pricing. For public companies, FASB has determined that SFAS No. 123 (R) is effective for awards and stock options granted, modified or settled in cash in interim or annual periods beginning after June 15, 2005. SFAS No. 123 (R) provides transition alternatives for public companies to restate prior interim periods or prior years. The Company expects the adoption of SFAS 123 (R) will have a material adverse impact on our net income and net income per share. The Company is currently in the process of evaluating the extent of such impact.

In December 2004, FASB issued SFAS 153, “Exchanges of Nonmonetary Assets—an amendment to APB Opinion No. 29”. This statement amends APB 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. Adoption of this statement is not expected to have a material impact on our results of operations or financial condition.

In December 2004, FASB Staff Position No. FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“FSP FAS 109-2”) was issued, providing guidance under SFAS 109, “Accounting for Income Taxes” for recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004, enacted on October 22, 2004. FSP FAS 109-2 allows time beyond the financial reporting period of enactment to evaluate the effects of the Jobs Act before applying the requirements of FSP FAS 109-2. Accordingly, we are evaluating the potential effects of the Jobs Act and have not adjusted our tax expense or deferred tax liability as of December 31, 2004.

FACTORS THAT MAY AFFECT FUTURE RESULTS

In addition to other information in this report, the following factors should be considered carefully in evaluating the Company. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of or currently deem immaterial may also become important factors that may harm our business.

We have restated our previously issued financial statements and have material weaknesses in our internal control over financial reporting that require remediation. Pursuant to Section 404 of the Sarbanes-Oxley Act, we have concluded that our internal control over financial reporting was not effective at December 31, 2004.

This Annual Report on Form 10-K includes restated consolidated financial information for fiscal years 2000 through 2003, as well as for the first three quarters of 2004. This restatement of financial information results from errors that were identified with respect to the accounting for the impact of foreign currencies and for income taxes. We have concluded that these errors constitute “material weaknesses” in our internal control over financial reporting. The existence of one or more material weaknesses at December 31, 2004 precludes us from concluding that our internal control over financial reporting was effective as of December 31, 2004.

In addition, as previously announced, following the third quarter of 2004, our Audit Committee conducted an internal investigation focused on our revenue recognition practices related to transactions with certain distributors and resellers, principally those of our United Kingdom subsidiary, Embarcadero Europe. Upon completion of this investigation, we concluded that it was necessary to restate our financial statements to properly reflect sales to certain distributors and resellers on a sell-through basis, which is consistent with our revenue recognition policy, for the quarters ended March 31 and June 30, 2004. This restatement resulted from a material weakness in our internal control over financial reporting with respect to the reporting of transactions principally conducted by Embarcadero Europe. Following discovery of the material weakness, we have taken steps, including replacing certain employees of our UK subsidiary and appointing a new controller as of March 2005, to strengthen our internal controls over financial reporting to prevent the recurrence of the circumstances that resulted in our determination to restate prior period financial statements.

Because we have concluded that our internal control over financial reporting was not effective at December 31, 2004, we could be subject to regulatory sanctions and a loss of public confidence in our internal controls. In addition, any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to timely meet our regulatory reporting obligations. Any of these failures could have a negative effect on the trading price of our stock. Further, implementation of remediation procedures related to the material weaknesses will consume management’s attention and result in increased general and administrative expenses.

In addition, this Annual Report on Form 10-K and our Quarterly Report on Form 10-Q for the third quarter of 2004 were not filed within the time periods required by the rules of the Securities and Exchange Commission. As a result, we are deemed to be untimely in our reporting obligations and will thus be unable (for a period of time) to utilize certain forms for the registration of securities or other purposes. For example, only after being current in our public reporting obligations for a period of one year (currently anticipated to be April 2006) will we be eligible to utilize Form S-3 for the registration of securities.

We must meet ongoing stringent requirements of NASDAQ to maintain the listing of our common stock in the NASDAQ National Market.

As previously announced, the NASDAQ Stock Market notified us on November 17, 2004 that our securities were subject to delisting from the NASDAQ National Market due to our failure to timely file a Form 10-Q for the third quarter of 2004. We requested an oral hearing before a NASDAQ Listing Qualifications Panel (the “NASDAQ Panel”) to appeal the delisting proceedings and request additional time to file the Form 10-Q. This oral hearing occurred on December 21, 2004. The NASDAQ Panel took no action at that time. We filed the required Form 10-Q for the third quarter of 2004, along with Forms 10-Q/A for the quarters ended March 31, 2004 and June 30, 2004, all on January 18, 2005.

By letter dated January 26, 2005, we received the determination of the Panel granting our request for continued listing in the NASDAQ National market, subject to the condition that we timely file all required periodic reports for all reporting periods ending on or before December 31, 2005. Our failure to timely file this Annual Report on Form 10-K resulted in non-compliance with the determination of the NASDAQ Panel. In its determination, the Panel reserved the right to reconsider the terms of the continued listing exception. The untimely filing of this Annual Report on Form 10-K increases the risk that the NASDAQ Panel would reconsider our continued listing. Because of the untimely filing of this Form 10-K or if we otherwise fail to comply with NASDAQ’s requirements for continued listing, we could be subject to immediate delisting. The delisting of our common stock would significantly affect the ability of investors to trade our securities and would significantly negatively affect the value and liquidity of our common stock.

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

Our operating results have fluctuated from quarter to quarter. We believe that quarter-to-quarter comparisons of our historical results of operations are not indicative of our future performance. Our revenues and operating results may continue to vary significantly from quarter to quarter due to a number of factors, including the factors discussed below under the captions:

•	“Increased costs associated with corporate governance compliance and our Audit Committee investigation may significantly impact the results of our operations;”

•	“Litigation could continue to increase our general and administrative expenditures and harm our business;”

•	“If sales of our DBArtisan fall, our revenues and income may decline;”

•	“If our products do not perform as expected, we may lose customers, our costs will increase and revenues may be delayed or lost;”

•	“If we do not generate new business from our existing customers and add new customers, we will not be able to sustain or increase our revenues;”

•	“Our operating results would be harmed if the recovery in information technology spending does not continue;”

“We invest heavily in research and development with no guarantee of return from the investments that we make;”

•	“If we are not able to enhance our existing products to adapt to rapid technological change, or we introduce new products that do not achieve market acceptance, our revenues and earnings may suffer and we may experience loss of market share;”

•	“Large sales of our products and maintenance involve a lengthy sales cycle and are unpredictable, which could cause delays in recognizing revenue or the failure to obtain revenue;”

•	“Our high fixed operating expenses might adversely affect our profitability if future revenue expectations are not met;”

•	“If our products do not perform as expected, we may lose customers, our costs will increase and revenues may be delayed or lost;” and

•	“We may be required to change our revenue recognition policies based on changing implementation guidelines and interpretations, which could cause our revenues and operating results to fluctuate unexpectedly.”

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

Changing laws, regulations and standards relating to corporate governance, public disclosure and compliance practices, including the Sarbanes-Oxley Act of 2002, new SEC regulations and NASDAQ National Market rules, are creating uncertainty for companies such as ours in understanding and complying with these laws, regulations and standards. As a result of this uncertainty and other factors, devoting the necessary resources to comply with evolving corporate governance and public disclosure standards will result in increased general and administrative expenses and a diversion of management time and attention to compliance activities. We also expect these developments to increase our legal compliance and financial reporting costs. In addition, these developments may make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain such coverage. Moreover, we may not be able to comply with these new rules and regulations on a timely basis. These developments could make it more difficult for us to attract and retain qualified members of our board of directors, or qualified executive officers. We have incurred significant costs to date in connection with our efforts to comply with regulatory requirements, notably Section 404 of the Sarbanes-Oxley Act of 2002. As a result, our general and administrative expenses have increased and we expect this trend to continue in the near term.

Additionally, we have incurred significant legal, accounting and consulting costs in connection with our recent Audit Committee investigation. The cost of the investigation conducted by the Audit Committee of our Board of Directors will be approximately $2.1 million to $2.3 million, of which $1.8 million was recorded in operating expenses in the three month period ended December 31, 2004. As a result, our results of operations for the quarter ended December 31, 2004 were adversely affected. The remainder of such expenses is being recorded in the first quarter of 2005, and this will negatively affect our results of operations for that quarter. In addition, we will continue to incur increased general and administrative expenses as we implement, test and refine our internal control over financial reporting and recruit new personnel into our finance organization.

Litigation could continue to increase our general and administrative expenditures and harm our business.

We have been subject to lawsuits as part of our normal course of business, including the suit brought against us by The Client Server Factory relating to our acquisition of Engineering Performance, Inc. in November 2000. This litigation is still pending and has contributed to an increase in our general and administrative expenses in 2004. The defense of this lawsuit could also result in the diversion of our management’s time and attention away from business operations, which could harm our business. In addition, litigation is expensive and unpredictable and could harm our financial condition, results of operations, or cash flows.

If sales of DBArtisan fall, our revenues and income may decline.

A significant portion of our revenues is derived from sales of our DBArtisan product. For the year ended December 31, 2004, DBArtisan and DBArtisan add-on products accounted for more than 40% of our license revenues. This continues a trend that held true for 2002 and 2003. We expect that sales of DBArtisan will continue to represent a substantial portion of our license revenues for the foreseeable future. In addition, many of our customers initiate a relationship with us by purchasing DBArtisan. If demand for DBArtisan declines due to competition, technological change or other factors, our revenues and income may decline significantly.

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

The markets into which we sell our products are cyclical and are subject to general economic conditions. Although the information technology market has recovered since the second half of 2003 and was generally better in 2004, economic conditions remain uncertain and the recovery may not be sustained. Any renewed slowdowns in the database market or in general economic conditions would likely result in a reduction in demand for our products and our results of operations would be harmed.

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

As we have recently experienced with our restatement for the quarters ended March 31 and June 30, 2004, our financial statements can be adversely impacted by our employees’ errant or improper actions. For instance, revenue recognition depends on, among other criteria, the terms negotiated in our contracts with our customers. Our personnel may act outside of their authority and negotiate additional terms without our knowledge which could impact our ability to recognize revenue in a timely manner. For instance, in the event that our sales personnel have negotiated terms that do not appear in the contract and of which we are unaware, whether the additional terms are written or oral, we could be prevented from recognizing revenue in accordance with our policy. Furthermore, depending on when we learn of unauthorized actions and the size of transactions involved, we may have to restate our financial statements for a previously reported period, which could seriously harm our business, operating results and financial condition. We have implemented new controls to prevent such conduct, but we cannot be certain that these new controls will be effective.

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

Since 2001, large sales of our products and maintenance to individual customers have increased. This is due to our efforts to sell larger packages of our traditional software, as well as the introduction of new products that have significantly higher starting prices and longer evaluation periods than our traditional products. These large sales typically involve sales cycles between six and twelve months, which is considerably longer than our sales cycle prior to 2001. This lengthy sales cycle is due to the need to educate and convince prospective customers of the value of our products and to gain approval from more constituencies within a prospective account, including key management personnel.

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

The majority of our operating expenses consist of personnel and related expenses and facility related costs. These costs are relatively fixed in the short-term, and our operating decisions such as when to hire additional personnel and when to expand our facilities and infrastructure are based in large part on expectations about expected future revenues. If we hire personnel and enter into facilities contracts based on our expectations about future revenues, and then fail to meet those revenue expectations, we would likely have lower than expected earnings per share, which would negatively affect our stock price.

We may have future non-recurring charges in the event of goodwill impairment.

We adopted SFAS No. 142 on January 1, 2002, and, as a result, we ceased to amortize goodwill. We now test our goodwill for impairment on an annual basis or in the event of a significant change in our business. We performed our last impairment test in September 2004 and determined that there had been no impairment to our goodwill. At December 31, 2004, our goodwill balance was $11.0 million. In the future, if we determine that this goodwill has been impaired, we will be required to take a non-recurring charge to write down this asset, which would adversely affect our earnings and book value.

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

Our executive officers and directors, in the aggregate, beneficially held 22.8% of our outstanding common stock as of December 31, 2004. In addition, some of our founders who are no longer associated with us continue to hold a significant amount of our common stock. These groups of stockholders, if acting together, can significantly influence all matters requiring approval by our stockholders, including the approval of equity compensation plans, the election of directors and the approval of mergers or other business combination transactions.

We expect the price of our common stock to remain volatile, making it difficult for our stockholders to predict the return on their investment.

Since our initial public offering, the market price of our common stock has fluctuated significantly in response to a number of factors, including:

•	market reactions to our announcement of the restatements of our financial statements for the years 2000, 2001, 2002 and 2003, the inability of the investing public to rely on our previously issued financial information for those years and the quarters ended March 31, June 30, and September 30, 2004 and 2003, and the delayed filing of the Form 10-K for 2004 as disclosed in our Form 12b-25 filing dated March 17, 2005;

•	market reaction to our announcement of the delayed filing of our Form 10-Q for the quarter ended September 30, 2004, and the inability of the investing public to rely on our previously issued financial statements for the quarters ended March 31 and June 30, 2004;

•	changes in market valuation of software and technology companies;

•	quarterly variations in our operating results;

•	global and domestic economic and political conditions;

•	changes in financial estimates by securities analysts;

•	announcements that we or our competitors make related to significant contracts, acquisitions, capital commitments, strategic partnerships or product introductions or enhancements;

•	additions or departures of key personnel;

•	stock market price and volume fluctuations, which are particularly volatile among securities of software and Internet companies; and

•	sales of significant amounts of our common stock or other securities in the open market.

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

An unfavorable government review of our tax returns or changes in our effective tax rates could adversely affect our operating results.

Our operations are subject to income and transaction taxes in the United States and in multiple foreign jurisdictions. Our tax filings are subject to review or audit by the Internal Revenue Service and state, local and foreign taxing authorities. We exercise judgment in determining our worldwide provision for income taxes and, in the ordinary course of our business, there may be transactions and calculations where the ultimate tax determination is uncertain.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Our exposure to market risk for changes in interest rates primarily relates to our investment portfolio, which at December 31, 2004 included fixed-income securities with a fair value of approximately $52.5 million. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. From time to time, some of the securities in which we invest may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with an interest rate fixed at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents, marketable securities in money market funds, tax-exempt municipal auction rate securities and tax exempt municipal bonds. The risk associated with fluctuating interest rates is limited to our investment portfolio. Based on our portfolio at December 31, 2004, if interest rates were to change by 10%, interest income could be impacted positively or negatively by approximately $95,000 on an annualized basis. There would be no material impact on the fair market value of the portfolio. As of December 31, 2004, all of our investments were in money market accounts, tax-exempt municipal auction rate securities and tax exempt municipal bonds.

Foreign Exchange Risk

Our operations are conducted primarily in the United States and are denominated in United States dollars. A small but growing portion of our sales originate through our European subsidiary and are denominated in Pounds Sterling. With respect to such sales, revenues are collected and operating expenses are generally paid in Pounds Sterling. Accordingly, we are exposed to volatility in sales and earnings within Europe due to fluctuations in foreign exchange rates.

Our exposure to foreign exchange risk is related to the magnitude of foreign net profits and losses denominated in Pound Sterling, as well as our net position of monetary assets and monetary liabilities in Pound Sterling. These exposures have the potential to produce either gains or losses within our consolidated results.

In addition, our European operations in some instances act as a natural hedge because both operating expenses and sales are denominated in local currency. In these instances, although an unfavorable change in the exchange rate of Pound Sterling against the U.S. dollar will result in lower sales when translated to U.S. dollars, operating expenses will also be lower.

We believe an immediate increase of 10% in the exchange rates of the U.S. dollar to Pound Sterling may have a material impact on our operating results or cash flows. For example, in 2004 the Pound Sterling exchange rate strengthened by approximately 12% over 2003, which improved earnings per share by approximately $0.01.

Our international business is subject to risks, including, but not limited to changing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility when compared to the United States. Accordingly, our future results could be materially adversely impacted by changes in these or other factors.

Item 8.	Consolidated Financial Statements and Supplementary Data

Index to Financial Statements

Embarcadero Technologies, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Embarcadero Technologies, Inc.:

We were engaged to perform an integrated audit of Embarcadero Technologies, Inc.’s 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 in accordance with the standards of the Public Company Accounting Oversight Board (United States). We have audited the Company’s 2004, 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinion on the consolidated financial statements, based on our audits of those consolidated financial statements, is presented below. However, as explained more fully below, the scope of our work was not sufficient to enable us to express, and we do not express, an opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004.

Consolidated financial statements

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Embarcadero Technologies, Inc. and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 13 to the accompanying consolidated financial statements, the Company has restated its consolidated financial statements for the years ended December 31, 2003 and 2002.

Internal control over financial reporting

The Company has not reported on its assessment of the effectiveness of internal control over financial reporting. Accordingly, the scope of our work was not sufficient to enable us to express, and we do not express, an opinion on the effectiveness of the Company’s internal control over financial reporting.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Although management has not reported on its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, management has identified the following material weaknesses as of December 31, 2004.

As of December 31, 2004, the Company did not maintain effective controls over the revenue recognition processes at its subsidiary in the United Kingdom (“UK”). Specifically, during an internal investigation of the Company’s revenue recognition practices for transactions with certain of its distributors and resellers in the UK, management determined that there was inadequate monitoring and oversight of the UK revenue processes. This control deficiency resulted in management’s failure to detect errant and improper actions by certain employees with regard to revenue recognition on certain transactions where the fees were not fixed and determinable, impacting license and maintenance revenue, deferred revenue and accounts receivable. This control deficiency resulted in the restatement of the quarterly results of operations data for the first and second quarter of 2004.

Additionally, as of December 31, 2004, the Company did not maintain effective controls over its accounting for income taxes including the determination of deferred income tax assets and liabilities and the related income tax provision. Specifically, effective controls were not in place to monitor the differences between the income tax basis and the financial reporting basis of assets and liabilities and reconcile the differences to the deferred income tax assets and liabilities. This control deficiency resulted in the restatement of the Company’s consolidated financial statements for the years ended December 31, 2002 and 2003 and the restatement of the Company’s quarterly results of operations data for each of the quarters in the year ended December 31, 2003 and for the first three quarters in the year ended December 31, 2004.

Furthermore, as of December 31, 2004, the Company did not maintain effective controls over its accounting for foreign currency translation and foreign currency transactions. Specifically, effective controls were not in place to recognize and classify foreign currency translation adjustments and foreign currency transaction gains and losses. As a result, the foreign currency translation effects related to intercompany balances were recorded as a component of the cumulative translation adjustment within stockholders’ equity rather than in the statement of operations. Additionally, the Company failed to record certain foreign currency translation adjustments, primarily related to goodwill, which should have been recorded as a component of the cumulative translation adjustment within stockholders’ equity. This control deficiency resulted in the restatement of the Company’s consolidated financial statements for the years ended December 31, 2002 and 2003, the restatement of the Company’s quarterly results of operations data for each of the quarters in the year ended December 31, 2003 and for the first three quarters in the year ended December 31, 2004, and an audit adjustment to the financial statements for the fourth quarter of 2004.

Additionally, the control deficiencies described above could result in misstatements to the aforementioned accounts that would result in material misstatements to the annual or interim financial statements that would not be prevented or detected.

Accordingly, management has determined that each of these control deficiencies individually represent material weaknesses.

The existence of one or more material weaknesses as of December 31, 2004 would preclude a conclusion that the Company’s internal control over financial reporting was effective as of that date. These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2004 consolidated financial statements, and our disclaimer of opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.

/s/    PricewaterhouseCoopers LLP

San Jose, California

April 6, 2005

EMBARCADERO TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

December 31,	2004	2003 As restated (see Note 13)
Assets
Current Assets:
Cash and cash equivalents (1)	$7,422	$11,427
Short-term investments (1)	52,485	46,540
Trade accounts receivable, net	8,339	8,237
Prepaid expenses and other current assets	1,634	2,083
Deferred income taxes	732	291

Total current assets	70,612	68,578

Property and equipment, net	2,922	3,259
Goodwill	10,950	10,708
Other intangible assets, net	—	692
Deferred income taxes	3,967	3,076
Other assets, net	1,672	3,692

Total assets	$90,123	$90,005

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$1,004	$1,011
Accrued liabilities	5,167	4,584
Capital lease obligations	171	—
Deferred revenue	14,503	13,219

Total current liabilities	20,845	18,814

Long-term deferred revenue	199	251
Long-term capital lease obligations	238	—
Long-term restructuring accrual	1,747	203

Total liabilities	23,029	19,268

Commitments and Contingencies (Note 8)
Stockholders’ Equity:
Convertible preferred stock: $0.001 par value; 5,000,000 shares authorized and no shares issued and outstanding at December 31, 2004 and 2003
Common stock: $0.001 par value; 60,000,000 shares authorized at December 31, 2004 and 2003; 26,318,813 and 26,980,971 shares issued and outstanding at December 31, 2004 and 2003, respectively	26	28
Treasury stock: 2,680,932 and 1,161,622 shares at December 31, 2004 and 2003, respectively	(17,467)	(6,287)
Additional paid-in capital	85,462	79,557
Accumulated other comprehensive income	825	568
Deferred stock-based compensation	(2,130)	(1,519)
Retained earnings (deficit)	378	(1,610)

Total stockholders’ equity	67,094	70,737

Total liabilities and stockholders’ equity	$90,123	$90,005

(1)	See Note 1 Reclassification

The accompanying notes are an integral part of these consolidated financial statements.

EMBARCADERO TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

Year Ended December 31, (in thousands, except per share data)	2004	2003 As restated (see Note 13)	2002 As restated (see Note 13)
Revenues:
License	$28,208	$27,151	$27,486
Maintenance	28,086	24,772	21,811

Total revenues	56,294	51,923	49,297

Cost of revenues:
License	999	614	589
Amortization of acquired technology	2,105	2,223	1,684
Maintenance	2,362	2,286	2,245

Total cost of revenues	5,466	5,123	4,518

Gross profit	50,828	46,800	44,779

Operating expenses:
Research and development	15,637	15,600	14,526
Purchased research and development	—	—	1,100
Sales and marketing	21,077	18,977	19,317
General and administrative	8,777	5,238	5,432
Amortization of intangible assets	—	—	1,321
Restructuring and impairment charges	4,032	—	160

Total operating expenses	49,523	39,815	41,856

Income from operations	1,305	6,985	2,923
Other income, net	791	423	720

Income before provision for income taxes	2,096	7,408	3,643
Provision for income taxes	(108)	(2,695)	(906)

Income before share in loss of joint venture and affiliated company	1,988	4,713	2,737
Share in loss of joint venture and affiliated company, net of income tax benefit of $146	—	—	(448)

Net income	$1,988	$4,713	$2,289

Net income attributable to common stockholders per share:
Basic	$0.07	$0.18	$0.08

Diluted	$0.07	$0.16	$0.08

Weighted average shares used in per share calculation:
Basic	26,788	26,618	27,046

Diluted	28,502	28,654	28,879

Non-cash stock-based compensation included in the above expenses:
Cost of revenues	$16	$—	$2
Research and development	595	61	30
Sales and marketing	849	285	803
General and administrative	858	356	1,236

	$2,318	$702	$2,071

The accompanying notes are an integral part of these consolidated financial statements.

EMBARCADERO TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands)

	Convertible Preferred Stock	Common Stock		Treasury Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Deferred Stock-Based Compensation	Retained Earnings (Deficit)	Total Stockholders’ Equity	Comprehensive Income (Loss)
	Shares	Shares	Amount
Balance at January 1, 2002, as reported		26,966	$27	$(1,781)	$74,320	$116	$(2,631)	$(10,569)	$59,482
Cumulative effect of restatement, (see Note 13)		—	—	—	(57)	(182)	—	1,957	1,718

Balance at January 1, 2002, as restated	—	26,966	27	(1,781)	74,263	(66)	(2,631)	(8,612)	61,200
Comprehensive income:
Net income, as restated	—	—	—	—	—	—	—	2,289	2,289	$2,289
Foreign currency translation adjustments, as restated	—	—	—	—	—	272	—	—	272	272

Comprehensive income, as restated										$2,561

Exercise of common stock options	—	458	—	—	757	—	—	—	757
Repurchase of common stock	—	(712)	—	(3,335)	—	—	—	—	(3,335)
Tax benefit arising from disqualifying disposition of stock options, as restated	—	—	—	—	210	—	—	—	210
Amortization of deferred stock-based compensation	—	—	—	—	—	—	2,033	—	2,033
Issuance of options in exchange for services	—	—	—	—	38	—	—	—	38

Balance at December 31, 2002, as restated	—	26,712	27	(5,116)	75,268	206	(598)	(6,323)	63,464
Comprehensive income:
Net income, as restated	—	—	—	—	—	—	—	4,713	4,713	$4,713
Foreign currency translation adjustments, as restated	—	—	—	—	—	344	—	—	344	344
Unrealized gain on available-for-sale investments, net	—	—	—	—	—	18	—	—	18	18

Comprehensive income, as restated										$5,075

Exercise of common stock options	—	500	1	—	1,927	—	—	—	1,928
Repurchase of common stock	—	(231)	—	(1,171)	—	—	—	—	(1,171)
Tax benefit arising from disqualifying disposition of stock options, as restated	—	—	—	—	739	—	—	—	739
Issuance of restricted stock awards	—	—	—	—	1,560	—	(1,560)	—	—
Amortization of deferred stock-based compensation	—	—	—	—	—	—	639	—	639
Issuance of options in exchange for services	—	—	—	—	63	—	—	—	63

Balance at December 31, 2003, as restated	—	26,981	28	(6,287)	79,557	568	(1,519)	(1,610)	70,737
Comprehensive income:
Net income	—	—	—	—	—	—	—	1,988	1,988	$1,988
Foreign currency translation adjustments	—	—	—	—	—	270	—	—	270	270
Unrealized loss on available-for-sale investments, net	—	—	—	—	—	(13)	—	—	(13)	(13)

Comprehensive income										$2,245

Issuance of restricted stock awards		446			3,687		(3,687)		—
Exercise of common stock options	—	469	—	—	2,529	—	—	—	2,529
Repurchase of common stock	—	(1,519)	(2)	(11,180)	—	—	—	—	(11,182)
Tax benefit arising from disqualifying disposition of stock options	—	—	—	—	447	—	—	—	447
Cancelation of deferred stock-based compensation	—	(58)	—	—	(816)	—	816	—	—
Amortization of deferred stock-based compensation	—	—	—	—	—	—	2,260	—	2,260
Issuance of options in exchange for services	—	—	—	—	58	—	—	—	58

Balance at December 31, 2004	—	26,319	$26	(17,467)	$85,462	$825	$(2,130)	$378	$67,094

The accompanying notes are an integral part of these consolidated financial statements.

EMBARCADERO TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

Year Ended December 31,	2004	2003 As restated (see Note 13)	2002 As restated (see Note 13)
Cash from Operating Activities:
Net income	$1,988	$4,713	$2,289
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	1,785	2,071	2,063
Provision for doubtful accounts	77	110	338
Impairment charges	680	—	—
Amortization of developed technology	1,951	1,656	1,053
Amortization of other intangible assets	692	808	2,129
Amortization of deferred stock-based compensation	2,260	639	2,033
Share in loss of joint venture, net	—	—	448
Lease related impairment loss	—	—	160
Issuance of options in exchange for services	58	63	38
Deferred income taxes, net	(1,332)	1,336	(126)
Tax benefit arising from disqualifying disposition of stock options	447	739	210
Changes in assets and liabilities:
Trade accounts receivable	36	(775)	(1,656)
Prepaid expenses and other assets	483	(300)	248
Accounts payable and accrued liabilities	1,994	1,038	1,023
Deferred revenue	1,092	2,578	1,606

Net cash provided by operating activities	12,211	14,676	11,856

Cash from Investing Activities:
Purchase of investments	(81,972)	(57,606)	(36,684)
Maturities of investments	11,641	12,200	5,850
Sales of investments	64,373	35,581	20,489
Purchase of property and equipment	(1,533)	(1,111)	(1,884)
Technology acquired and developed	(60)	(290)	(490)
Investment in joint venture	—	—	(500)
Acquisition of business	—	—	(2,550)

Net cash used in investing activities	(7,551)	(11,226)	(15,769)

Cash from Financing Activities:
Payments for repurchase of common stock	(11,182)	(1,171)	(3,335)
Payments of principal under capital lease obligation	(90)	—	—
Proceeds from exercise of stock options	2,529	1,928	757

Net cash provided by (used in) financing activities	(8,743)	757	(2,578)

Effect of exchange rate changes on cash and cash equivalents	78	28	6
Net increase (decrease) in cash and cash equivalents	(4,005)	4,235	(6,485)
Cash and cash equivalents at the beginning of the period	11,427	7,192	13,677

Cash and cash equivalents at the end of the period	$7,422	$11,427	$7,192

Supplemental Cash Flow Information:
Cash paid for income taxes	$1,080	$541	$224

Supplemental Non-cash investing and Financing Activities:
Equipment purchased under capital leases	$499	$—	$—
Deferred stock-based compensation	$3,687	$1,560	$—
Purchases of property and equipment in accounts payable	$57	$—	$—

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

Basis of presentation

The consolidated financial statements include the accounts of Embarcadero Technologies, Inc. and its wholly-owned subsidiaries: Embarcadero Europe Ltd., Embarcadero Canada Ltd., Embarcadero Australia Ltd. The Company has eliminated all inter-company accounts and transactions. The equity method of accounting is used for investments in entities in which the Company does not have a controlling financial interest but over which the Company has significant influence.

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassification

The Company has reclassified auction rate securities from cash and cash equivalents to short-term investments. This resulted in a reclassification from cash and cash equivalents to short-term investments of $33.6 million on the December 31, 2003 balance sheet. The Company also made corresponding adjustments to the statement of cash flows for the years ended December 31, 2003 and December 31, 2002, to reflect the gross purchases and sales of these securities as investing activities rather than as a component of cash and cash equivalents. For the years ended December 31, 2003 and December 31, 2002, before this reclassification, net cash provided by (used in) investing activities related to these investments of $25.0 million and ($1.0) million, respectively, were included in cash and cash equivalents in the statement of cash flows. These reclassifications had no impact on the previously reported net income or cash flow from operations. Short-term investments at December 31, 2004 consisted of tax exempt municipal bonds and auction rate securities. The Company had unrealized losses of $13,000 on short-term investments in fiscal 2004 due primarily to interest rate movements. Management does not believe that any of the unrealized losses represented an other-than-temporary impairment based upon its evaluation of available evidence as of December 31, 2004.

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

The Company uses purchase orders, signed contracts and pre-payments via check, wire or credit card as persuasive evidence for substantiation of arrangements. For arrangements with multiple obligations (e.g., undelivered maintenance and support contracts or consulting and training services bundled with licenses), the Company allocates revenues to the delivered elements of the arrangement using the residual value method based on the vendor specific objective evidence (VSOE) for the undelivered items. The VSOE for post contract services (PCS) is determined based upon prices paid by the customers for the separate renewal or sale of such services. If the Company cannot determine the VSOE for PCS, then the entire arrangement fee is recognized ratably over the contractual PCS period (explicit rights to PCS) or the period during which PCS is expected to be provided (implicit rights to PCS).

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

The Company does not have a return or refund policy and its practice is to enforce the terms of the contracts and not allow its customers to return their software products, and as such past sales returns have been insignificant. However, the Company has allowed a small number of its customers to return their software products, and therefore has recorded an allowance for sales return based on historical experience.

Comprehensive income

Comprehensive income consists of net income, net unrealized foreign currency translation adjustments, and unrealized gains and losses on available-for-sale investments, and is presented in the consolidated statements of stockholders’ equity. The components of accumulated other comprehensive income are as follows (in thousands):

	Unrealized Gain (Loss) in Available for Sale Securities, Net	Foreign Currency Translation (As restated)	Accumulated Other Comprehensive Income (As restated)
Balance as of December 31, 2001	$—	$(66)	$(66)
Change during period	—	272	272

Balance as of December 31, 2002	—	206	206
Change during period	18	344	362

Balance as of December 31, 2003	18	550	568
Change during period	(13)	270	257

Balance as of December 31, 2004	$5	$820	$825

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

Capitalized software development costs

The Company expenses costs associated with the research and development of new software products as incurred until technological feasibility is established. Research and development costs include salaries and benefits of development personnel, costs of research and development services and other expenses incurred for research and development efforts. Software development costs, including purchased software, incurred subsequent to the establishment of technological feasibility are capitalized and amortized over the estimated lives of the related products. If the Company determines that certain purchased software development has not yet reached technological feasibility, the cost of the software is deducted in the year of acquisition. The Company determines technological feasibility to be established upon release of a working model. In addition, the model must have been successfully tested for functionality and all high-risk development issues must have been resolved. Capitalized software costs also consist of amounts paid for purchased software that has reached technological feasibility at the time of acquisition. Upon the general release of a product to customers, development costs for that product are amortized at the greater of the amount computed using (a) the ratio of current gross revenues from the product to the total of current and anticipated future gross revenues for that product or (b) the straight-line method over the remaining estimated economic life of the product. At each balance sheet date, unamortized capitalized software development costs are compared to their net realizable value. Any unamortized capitalized costs that exceed the net realizable value of the product are written off. The net realizable value is the estimated future gross revenues of a product reduced by the estimated future costs of completing and disposing of the product, including the costs of performing maintenance and customer support required to satisfy the enterprise’s responsibility set forth at the time of sale.

	As of December 31, 2004			As of December 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Capitalized software	$6,283	$4,735	$1,548	$6,223	$2,784	$3,439

Capitalized software development costs are recorded as other assets, net on the Company’s balance sheet. Amortization expense for capitalized software development was $2.0 million, $1.7 million, and $1.0 million in the years ended December 31, 2004, 2003, and 2002, respectively. There were $60,000, $290,000, and $490,000 of software development costs capitalized in the years ended December 31, 2004, 2003, and 2002, respectively.

Property and equipment

Property and equipments are stated at cost less accumulated depreciation and amortization, computed using the straight-line method based on the estimated useful lives of the assets, generally ranging from three to five years. Depreciation commences upon placing the asset in service. Capital leases are recorded at the lesser of the fair value of the leased asset at the inception of the lease or the present value of the minimum lease payments as of the beginning of the lease term. Leased assets are amortized on a straight-line basis over the shorter of the estimated useful life of the asset or the lease term. Leasehold improvements are amortized over the shorter of the useful life or the remaining lease term. The Company reviews its property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

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

Financial instruments

The Company’s consolidated balance sheets include the following financial instruments: cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued liabilities, all of which approximate fair value given their short maturities.

The Company considers all highly liquid investments with remaining maturities of three months or less at the purchase date to be cash equivalents.

Most of the Company’s short-term investments are in auction rate securities. The Company has categorized its short-term investments as available-for-sale and carries them at fair value, which generally approximates cost given the relatively short reset periods and nature of the investments. Management has the ability and intent, if necessary, to liquidate any of these investments in order to meet the Company’s liquidity needs within the normal operating cycle. Realized gains and losses on investment sales are computed using the specific identification method and are reported as other income or expense in the statement of operations.

Realized gains and losses were not significant during the years ended December 31, 2004 and 2002. The Company recorded a realized loss of $130,000 in the year ended December 31, 2003. Unrealized gains and losses are reported as a part of accumulated other comprehensive income (loss), a separate component of stockholders’ equity, and were not material for the years ended December 31, 2004, 2003, and 2002.

The Company’s short-term investments consist principally of auction rate securities of $52.5 million and $46.5 million at December 31, 2004 and 2003, respectively, as detailed in the table below.

Short-term investments (in thousands):

As of December 31,	2004	2003
Cost basis	$52,480	$46,522
Net unrealized gain	5	18

Fair market value	$52,485	$46,540

Contractual maturities of short-term investments as of December 31, 2004 were as follows (in thousands):

	Cost	Market Value
Due in one year or less	$3,400	$3,400
Due after ten years	49,080	49,085

Fair market value	$52,480	$52,485

Stock-based compensation

The Company has adopted stock-based compensation plans that provide for the grant of stock options, stock appreciation rights, restricted stock awards, and cash awards to employees and directors of the Company. All options granted under these plans typically vest over terms of three to four years. The restricted stock is subject to transfer restrictions that lapse over time, typically one to two years. To date, the Company has only granted options and restricted stock to its employees.

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

For the year ended December 31, 2004, the Company issued restricted stock grants with an associated deferred compensation expense of $3.7 million. The associated deferred compensation expense will be amortized to expense over the period that the transfer restrictions are in effect. For the year ended December 31, 2004, the Company recorded compensation expense related to restricted stock grants of $2.3 million.

Had the compensation cost for the Company’s employee stock option and restricted stock grants been determined based on the grant date fair values of awards estimated using the Black-Scholes option pricing model, which is consistent with the method described in SFAS No. 123, the Company’s reported net income and net income per share would have been reduced to the following pro forma amounts (in thousands, except per share amounts):

Year Ended December 31,	2004	2003 As restated	2002 As restated
Net income	$1,988	$4,713	$2,289
Add: Employee stock-based compensation expense included in reported net income, net of tax	1,339	499	1,732
Less: Total employee stock-based compensation expense determined under fair value, net of tax	(3,797)	(2,656)	(4,971)

Pro forma net income (loss)	$(470)	$2,556	$(950)

Basic net income (loss) per share:
As reported	$0.07	$0.18	$0.08
Pro forma	$(0.02)	$0.10	$(0.04)
Diluted net income (loss) per share:
As reported	$0.07	$0.16	$0.08
Pro forma	$(0.02)	$0.09	$(0.04)

See Note 10 for a summary of the assumptions used to estimate the fair value of equity instruments granted to employees.

Net income per share

Basic net income per share excludes the effect of potentially dilutive securities and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted net income per share reflects the potential dilution of securities by adding dilutive stock options and non-vested shares to the weighted average number of common shares outstanding for the period.

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net income per share is as follows (in thousands, except per share data):

Year Ended December 31,	2004	2003 As restated	2002 As restated
Calculation of basic net income per share:
Net income	$1,988	$4,713	$2,289
Weighted average common shares outstanding	26,788	26,618	27,046

Net income per share, basic	$0.07	$0.18	$0.08

Calculation of diluted net income per share:
Net income	$1,988	$4,713	$2,289
Weighted average - common shares outstanding	26,788	26,618	27,046
Dilutive securities - common stock options and non-vested shares	1,714	2,036	1,833

Weighted average - common shares outstanding and potentially dilutive common shares	28,502	28,654	28,879

Net income per share, diluted	$0.07	$0.16	$0.08

Anti-dilutive common stock and non-vested common stock, not included in net income per share calculation:	1,380	1,497	1,343

Concentration of credit risk

Cash, cash equivalents, investments, and accounts receivable are financial instruments that potentially expose the Company to credit risk. The Company maintains its cash, cash equivalents, and investments with high credit quality financial institutions, limits the amount of concentration in any one issuer. The Company has not experienced any losses on its deposits of cash or cash equivalents.

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

No single customer accounted for ten percent or more of the Company’s accounts receivable at December 31, 2004 and 2003 or revenues in the years ended December 31, 2004, 2003, and 2002.

Income taxes

The Company uses the asset and liability method of accounting for income taxes based on Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts and the tax basis of existing assets and liabilities. The Company records a valuation allowance to reduce tax assets to an amount for which realization is more likely than not. There are certain charges that are not deductible for tax purposes.

Foreign currency translation

The functional currencies of the Company’s foreign subsidiaries are their respective local currencies. The Company translates the assets and liabilities of international subsidiaries into the U.S. Dollar at the current rates of exchange in effect at the end of the accounting period. Revenues and expenses are translated using rates that approximate the average of those in effect during the period. Gains and losses from translation adjustments are included in stockholders’ equity in the consolidated balance sheet caption “Accumulated other comprehensive income ”.

Foreign currency transaction gains and losses are included in the Company’s consolidated statement of operations in Other Income, net. Foreign currency transaction gains (losses) were $(26,000), $95,000 and $62,000 in the years ended December 31, 2004, 2003 and 2002, respectively.

Advertising costs

Advertising costs are expensed as incurred. These costs included in sales and marketing, were $561,000, $586,000, and $1.0 million in the years ended December 31, 2004, 2003, and 2002, respectively.

NOTE 2—Recent accounting pronouncements

In March 2004, the FASB issued EITF Issue No. 03-01 (EITF 03-01), The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, which provides new guidance for assessing impairment losses on investments. Additionally, EITF 03-01 includes new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB delayed the accounting provisions of EITF 03-01; however, the disclosure requirements remain effective for annual periods ending after June 15, 2004. We have complied with the disclosure requirements and will evaluate the impact of EITF 03-01 once the final guidance is issued.

In December 2004, FASB issued Statement of Financial Accounting Standards (SFAS) No. 123 (R), Share-Based Payment. The new pronouncement replaces the existing requirements under SFAS No. 123 and APB 25. According to SFAS No. 123 (R), all forms of share-based payments to employees, including employee stock options and employee stock purchase plans, would be treated the same as any other form of compensation by recognizing the related cost in the statement of operations. This pronouncement eliminates the ability to account for stock-based compensation transactions using APB No. 25 and generally would require that such transactions be accounted for using a fair-value based method. For public companies, FASB has determined that SFAS No. 123 (R) is effective for awards and stock options granted, modified or settled in cash in interim or annual periods beginning after June 15, 2005. SFAS No. 123 (R) provides transition alternatives for public companies to restate prior interim periods or prior years. The Company expects the adoption of SFAS 123 (R) will have a material adverse impact on our net income and net income per share. The Company is currently in the process of evaluating the extent of such impact.

In December 2004, FASB issued SFAS 153, “Exchanges of Nonmonetary Assets—an amendment to APB Opinion No. 29”. This statement amends APB 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. Adoption of this statement is not expected to have a material impact on our results of operations or financial condition.

In December 2004, FASB Staff Position No. FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“FSP FAS 109-2”) was issued, providing guidance under SFAS 109, “Accounting for Income Taxes” for recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004, enacted on October 22, 2004. FSP FAS 109-2 allows time beyond the financial reporting period of enactment to evaluate the effects of the Jobs Act before applying the requirements of FSP FAS 109-2. Accordingly, we are evaluating the potential effects of the Jobs Act and have not adjusted our tax expense or deferred tax liability as of December 31, 2004.

NOTE 3—Accounting for Business Combinations, Goodwill, and Other Intangible Assets

As required by SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company performed its annual goodwill impairment test on September 1, 2004. The results of Step 1 of the goodwill impairment analysis showed that goodwill was not impaired as the market value of its one reporting unit exceeded its carrying value, including goodwill. Accordingly, Step 2 was not performed. The market value of the reporting unit was estimated by multiplying the number of shares outstanding on the analysis date by the most recent stock market closing price. The Company will continue to test for impairment on an annual basis and on an interim basis if an event occurs or circumstances change that would more likely than not reduce the fair value of the Company’s reporting unit below its carrying amounts.

The only change to the Company’s goodwill balance of $11.0 million (as restated - see Note 13) as of December 31, 2004 or December 31, 2003 was due to foreign currency translation.

At December 31, 2004 and 2003, intangible assets subject to amortization consists of acquired technology that is being amortized over a period of four years. The components of intangible assets, excluding goodwill, are as follows (in thousands):

	As of December 31, 2004			As of December 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Other intangible assets:
Acquired technology	$3,230	$3,230	$—	$3,230	$2,538	$692

Amortization expense for purchased technology was $692,000 in 2004 and $808,000 in each of 2003 and 2002. Amortization expense for a covenant not to compete was $0 in each of 2004 and 2003, and $1.3 million in 2002.

NOTE 4—Joint Venture

In September 2001, the Company entered into a joint venture agreement with Aztec Software, Inc. (“Aztec”), a California corporation and wholly owned subsidiary of Aztec Software and Technology Services Limited, an Indian company publicly traded on the Bombay stock exchange, to form a limited liability corporation, DB Software Solutions LLC (“DBSS”) to develop software in the areas of database management and data movement. The Company had the right of first refusal on any software developed by the venture. The Company accounts for this venture under the equity method of accounting. In accordance with the terms of the joint venture agreement, as of

December 31, 2002, the Company and Aztec had each contributed $1.0 million in cash to the entity. For the Company’s fifty percent share in the loss of the venture in the year ended December 31, 2002, the Company recorded $448,000, net of a tax benefit of $146,000, as a loss from joint venture in our consolidated statements of operations. At December 31, 2002, 2003 and 2004, the book value of the Company’s investment in DBSS was zero as a result of its share of DBSS’ losses, and the Company had no remaining commitments to the entity. The Company does not expect to realize any future income or incur any future expenses from the investment in this entity.

NOTE 5—Balance Sheet Accounts (in thousands):

As of December 31,	2004	2003
Trade accounts receivable, net:
Trade accounts receivable	$8,505	$8,394
Less: allowance for doubtful accounts and returns	166	157

	$8,339	$8,237

Trade accounts receivable are recorded at invoiced or to be invoiced amounts and do not bear interest. We perform ongoing credit evaluations of our customers’ financial condition and, generally, require no collateral from our customers. Allowances for doubtful accounts and returns were established based on various factors including credit profiles of our customers, contractual terms and conditions, historical payments, returns and discounts experience, and current economic trends. We review our allowances monthly by assessing individual accounts receivable over a specific aging and amount, and all other balances on a pooled basis based on historical collection experience. Accounts receivable are written off on a case-by-case basis, net of any amounts that may be collected.

The following is a summary of activities in allowance for doubtful accounts and returns for the periods indicated (in thousands):

	Beginning Balance	Charged Against Revenue	Charged to Expense	Write-offs Net of Recovery	Ending Balance
Year ended December 31, 2002	$194	$—	$338	$(343)	$189
Year ended December 31, 2003	$189	$—	$110	$(142)	$157
Year ended December 31, 2004	$157	$50	$27	$(68)	$166

As of December 31,	2004	2003
Property and equipment, net:
Computer equipment and software	$6,905	$5,911
Furniture and fixtures	329	637
Capital lease, furniture, fixtures and computer equipment	499	—
Leasehold improvements	553	1,254

	$8,286	$7,802
Less: Accumulated depreciation and amortization	(5,306)	(4,543)
Accumulated amortization - capital lease	(58)	—

	$2,922	$3,259

Depreciation and amortization expense for 2004, 2003, and 2002 was $1.8 million, $2.1 million, and $2.1 million, respectively.

As of December 31,	2004	2003
Other assets, net:
Capitalized software development costs, net	$1,548	$3,439
Deposits	124	253

	$1,672	$3,692

As of December 31,	2004	2003 As restated
Accrued liabilities:
Payroll and related expenses	$1,591	$1,905
Accrued income taxes	336	837
Other	3,240	1,842

	$5,167	$4,584

NOTE 6—Restructuring and Impairment Charges

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

During the year ended December 31, 2004, the Company recorded a restructuring and impairment charge of $4.0 million related to the consolidation of our office leases in San Francisco. The restructuring charge consists of $2.8 million representing the net present value of the Company’s future contractual lease obligations net of any sublease income and $566,000 of other expenses, principally lease commissions, legal fees and other subtenant allowances.

In addition to the restructuring provision, the Company abandoned approximately $680,000 of leasehold improvements and excess furniture and fixtures.

A summary of the restructuring accrual is as follows (in thousands):

	Facility Leases, Net of Sublease Income	Write Down of Leasehold Improvements	Other Restructuring Expenses	Total
Initial loss	$1,043	$343	$104	$1,490
Charged to accrual	160	—	—	160
Non-cash expenses	(408)	(343)	$(104)	(855)

Accrual as of December 31, 2002	$795	$—	$—	$795
Net cash payments	(382)	—	$—	(382)

Accrual as of December 31, 2003	$413	$—	$—	$413
Restructuring and impairment charges during the three months ended June 30, 2004	2,822	680	566	4,068
Non-cash reductions of accrual	—	(680)	(36)	(716)
Net cash payments during the year ended December 31, 2004	(807)	—	(499)	(1,306)

Accrual as of December 31, 2004	$2,428	$—	$31	$2,459

As of December 31, 2004 and 2003, the restructuring accrual included long-term components of $1.7 million and $203,000, respectively.

NOTE 7—Income Taxes

Income before provision for income taxes consists of the following (in thousands):

	2004	2003 As restated	2002 As restated
Domestic	$1,438	$6,922	$2,640
Foreign	658	486	409

Total	$2,096	$7,408	$3,049

The provision for income taxes consists of the following (in thousands):

	2004	2003 As restated	2002 As restated
Current:
Federal	$1,075	$841	$522
State	58	155	162
Foreign	307	363	202

	1,440	1,359	886

Deferred (benefit):
Federal	(1,329)	1,347	(192)
State	(3)	344	(14)
Foreign	—	(355)	80

	(1,332)	1,336	(126)

Total provision for income taxes	$108	$2,695	$760

The effective tax rate for the years ended December 31, 2004, 2003, and 2002 differs from the applicable U.S. statutory federal income tax rate as follows:

	2004	2003 As restated	2002 As restated
U.S. statutory federal tax rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	2.3	4.9	0.4
Amortization of stock-based compensation	(19.5)	1.1	9.7
Tax exempt interest and other permanent differences	(12.6)	(4.6)	(3.3)
Research and development credits	—	—	(16.9)

Effective tax rate	5.2%	$36.4%	$24.9%

The primary components of the net deferred tax assets are as follows (in thousands):

December 31,	2004	2003 As restated
Deferred tax assets:
Net operating losses, federal and state	$1,789	$2,171
Research and other credits	1,379	1,752
Non-qualified stock options and restricted stock grants	1,147	576
Allowances and accruals	1,217	325

Gross deferred tax assets	5,532	4,824
Valuation allowance	(15)	—

Net realizable deferred tax assets	5,517	4,824

Deferred tax liabilities
Non-goodwill intangibles	(818)	(1,457)

Deferred tax liabilities	(818)	(1,457)

Net deferred tax assets	$4,699	$3,367

The Company had net deferred tax assets totaling $4.7 million and $3.4 million at December 31, 2004 and 2003, respectively. In addition, at December 31, 2004 the Company had federal and state net operating loss carry forwards (“NOLs”) of approximately $5.0 million and $7.1 million, respectively. These NOLs can be carried forward to offset future taxable income, if any. The federal and state NOLs expire in 2006 through 2021, if not utilized. At December 31, 2004 the Company had federal, state and foreign research and development credits of approximately $1.6 million, $234,000 and $592,000, respectively. The federal credits expire in 2020 through 2023. The foreign credits expire in 2011 through 2013. The state credits do not expire. Pursuant to the provisions of Section 382 of the Internal Revenue Code, the amount of benefits from NOLs available to the Company may be limited.

At December 31, 2002, the Company realized a tax benefit from its share in the loss of a joint venture of $146,000.

Due to uncertainties related to our ability to utilize some of our deferred tax assets, consisting of Colorado net operating loss carry forwards, we established a valuation allowance of approximately $15,000. The valuation allowance is based on our estimates of current and future taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable.

NOTE 8—Commitments and Contingencies

Bank Credit Facility

In August 2004, the Company terminated its $3.0 million revolving credit facility.

A financial institution issued an irrevocable standby letter of credit for approximately $120,000 in relation to a real estate lease agreement executed in April 2004. The standby letter of credit will expire on June 1, 2005.

Leases

The Company leases office space and equipment under non-cancelable operating lease agreements that expire at various dates through 2009. The Company recognizes rent expense on a straight-line basis over the lease period and has accrued for rent expense incurred but not paid. Rent expense for the years ended December 31, 2004, 2003, and 2002 was $1.7 million, $2.1 million, and $2.2 million, respectively. Some of the lease agreements have renewal options ranging from one to five years. In April 2004, the Company announced a restructuring plan. As a part of that plan, the Company entered into a new five-year lease commitment and subleased the remainder of its long-term San Francisco office leases. The lease and subleases were executed in April 2004. The subleases will expire in July 2008. The Company’s net contractual sublease income over the duration of the subleases is $962,000 payable as follows: years 2005 through 2007, $269,000 per year and $155,000 in 2008.

The Company entered into a three-year capital lease agreement in June 2004, for approximately $499,000 to finance the acquisition of certain furniture and fixtures and computer equipment. The capital lease agreement bears an interest rate of 6.1% per annum and has a $1 buyout option at its expiration in June 2007.

Gross lease payment obligations under the non-cancelable operating and capital lease are as follows (in thousands):

Year Ending December 31,	Capital Lease	Operating Leases	Bank Letter of Credit	Total
2005	$182	$1,576	$120	$1,878
2006	182	1,370	—	1,552
2007	76	1,206	—	1,282
2008	—	707	—	707
2009	—	303	—	303
Thereafter	—	—	—	—

Total minimum payments	440	$5,162	$120	$5,722

Less: amount representing interest	31

Present value of net minimum lease payments	$409

Other

In October 2002, The Client Server Factory Inc. filed a claim in the Superior Court for the County of San Francisco alleging causes of action for breach of fiduciary duty for misappropriation and theft of corporate opportunity, fraud, negligent misrepresentation, conspiracy and other similar claims. These claims are primarily related to alleged activities of Wayne Williams, currently the Company’s Chief Technology Officer, and an entity in which Mr. Williams previously held an interest, Engineering Performance, Inc., prior to November 2000, when the Company acquired Engineering Performance and Mr. Williams joined the Company. The complaint names as defendants, in addition to Mr. Williams, Stonegate Insurance Company LTD, a company owned by Mr. Williams through which he held his interest in Engineering Performance; Engineering Performance Inc. and a related company, Engineering Performance, LLC; and the Company and Stephen Wong, the Company’s President and Chief Executive Officer. Among other things, the complaint alleges that the defendants conspired together to deprive the plaintiff of its proprietary rights to software that the Company acquired from Engineering Performance, Inc., which is being used in a product that the Company is currently selling and marketing. The plaintiff is seeking damages of $10.0 million plus punitive damages, as well as restitution and disgorgement of certain earnings, profits, compensation, and benefits.

In February 2004, Embarcadero, along with Mr. Wong, Engineering Performance Inc., and Engineering Performance, LLC, filed an amended cross-complaint against The Client Server Factory for fraud, negligent misrepresentation and violation of California’s unfair competition law. These claims relate to contracts between Embarcadero and Engineering Performance, LLC, and, respectively, Client Server Factory and its then U.S. sales office. The cross-complaint seeks restitution, an unspecified amount of compensatory damages, and punitive damages. In August 2004, Embarcadero, along with Mr. Wong, Engineering Performance Inc., and Engineering Performance, LLC removed the lawsuit to federal court. In October 2004, the case was remanded back to state court. A trial date has been set for July 5, 2005. While management believes that the defenses to the claims are meritorious and the Company intends to continue to defend itself vigorously, no estimate can be made of the possible loss or possible range of loss associated with the resolution of this contingency and accordingly, the Company has not recorded a liability. As the litigation is uncertain, the Company is unable to predict an outcome at this time. An unfavorable outcome may have a material adverse effect on our financial position, results of operations or cash flows.

In November 2004, two putative class action lawsuits were filed against us and certain of our officers. Each of these lawsuits has been voluntarily dismissed without prejudice. The dismissal of the first lawsuit was filed and approved by the court on February 2, 2005, and the dismissal of the second lawsuit was filed and approved by the court on February 7, 2005. Accordingly, no liability has been recorded.

There are no other known legal proceedings. However, the Company may, from time to time, become a party to other legal proceedings arising in the normal course of business. The Company may also be indirectly affected by administrative or court proceedings or actions in which the Company is not involved but which have general applicability to the software industry. Although occasional adverse opinions or settlements may occur, we believe that the final disposition of such matters will not have a material adverse effect on our financial position, or results of operations or cash flows.

The Company provides general indemnification provisions in its license agreements. In these agreements, the Company states that it will defend or settle, at its own expense, any claim against the customer asserting a patent, copyright, trademark, trade secret or proprietary right violation related to any products that the Company has licensed to the customer. The Company agrees to indemnify its customers against any loss, expense or liability, including reasonable attorney’s fees, from any damages alleged against the customer in its course of using products sold by the Company. The Company has not received any claims under this indemnification and does not know of any instances in which such a claim may be brought against the Company in the future. The Company believes that the fair value of these agreements is minimal and has not recorded any liabilities in connection with them.

NOTE 9—Stockholders’ Equity

Convertible Preferred Stock

As of December 31, 2004 and 2003 there were 5,000,000 shares of convertible preferred stock authorized at a par value of $0.001 and no shares outstanding.

Common Stock

The common stockholders are entitled to one vote per share. At December 31, 2004 and 2003, there were 60,000,000 shares authorized at a par value of $0.001. At December 31, 2004, the Company had reserved approximately 1.7 million shares for issuance of common stock under its 2004 Equity Incentive Plan and its 2000 Non-employee Directors Stock Option Plan.

Treasury Stock

In September 2001, the Company’s Board of Directors authorized an initial stock repurchase program of up to 1,000,000 shares of its common stock. In July 2002, the Board of Directors amended the Company’s stock repurchase program to increase the number of shares authorized for repurchase by an additional 1,230,000 shares. In both July and October 2004, the Board of Directors further amended the Company’s stock repurchase program to increase the number of shares authorized for repurchase by an additional 1,000,000 shares. Depending on market conditions and other factors, repurchases can be made from time to time in the open market and in negotiated transactions, including block transactions, and this program may be discontinued at any time. Authorizations and repurchases by year are as follows:

	Number of Shares (thousands)	Cost of Repurchase (thousands)	Average Cost
Initial repurchase program authorized in September 2001	1,000
Increased in repurchase program authorized in July 2002	1,230
Increased in repurchase program authorized in July 2004	1,000
Increased in repurchase program authorized in October 2004	1,000

Total authorized for repurchase	4,230

Shares repurchased in 2001	219	$1,781	$8.13
Shares repurchased in 2002	712	3,335	4.68
Shares repurchased in 2003	231	1,171	5.07
Shares repurchased in 2004	1,519	11,182	7.36

Total shares repurchased	2,681	$17,469	$6.52

Remaining shares available for repurchase at December 31, 2004	1,549

NOTE 10—Equity Compensation Plans

2004 Equity Incentive Plan

In June 2004, the Company’s stockholders approved the adoption of the 2004 Equity Incentive Plan (the “Plan”). The Plan provides for the granting of stock options, stock appreciation rights, stock awards and cash awards to employees and consultants of the Company. Options granted under the Plan may be either incentive stock options or nonqualified stock options. Incentive stock options (“ISO”) may be granted only to Company employees (including officers and directors who are also employees). Nonqualified stock options (“NSO”), may be granted to Company employees and consultants.

A total of 2,000,000 shares of common stock are currently authorized for issuance under the Plan of which a maximum of 400,000 may be issued as stock awards. As of December 31, 2004, there 482,500 options and awards issued and outstanding, and 1,517,500 shares still available for issuance under the Plan.

Options under the Plan may be granted for periods of up to ten years and at prices no less than 100% of the estimated fair value of the shares on the date of grant as determined by the Board of Directors, provided, however, that the exercise price of any option granted to a 10% stockholder shall not be less than 110% of the estimated fair value of the shares on the date of grant. Options are exercisable at such times and under such conditions as determined by the Board of Directors and generally vest over three to four years.

Restricted stock awards under the Plan may be granted for periods of up to ten years and at prices no less than the par value of the shares. Stock awards are exercisable at such times and under such conditions as determined by the Board of Directors, and generally vest over four years.

Amended and Restated Embarcadero Technologies, Inc. 1993 Stock Option Plan

Upon adoption of the 2004 Equity Incentive Plan, the 1993 Stock Option Plan was terminated and no further options or awards can be granted under the Plan. As of December 31, 2004, there were 4,016,920 options and awards outstanding under this plan.

Amended 2000 Non-employee Directors Stock Option Plan

In February 2000, the Company’s Board of Directors and stockholders adopted the 2000 Non-employee Directors Stock Option Plan under which non-employee directors are automatically granted options to purchase shares of common stock on their election and on the date of each annual stockholders meeting.

In April 2003, the Company’s stockholders approved an amendment to the 2000 Non-employee Directors Stock Option Plan to increase the frequency of automatic stock option grants to non-employee directors to quarterly grants of 5,000 shares on the first regular meeting of the Board on or after the first day of each calendar quarter to each non-employee director then in office for longer than three months and to increase the aggregate number of shares reserved for issuance under the plan by 200,000 shares.

A total of 400,000 shares of common stock have been authorized for issuance under the amended 2000 Non-employee Directors Stock Option Plan. As of December 31, 2004, 250,000 shares have been issued.

Option activity under the equity compensation plans is set forth as follows (options in thousands):

	Number of Options Outstanding	Weighted Average Exercise Price
Balances, January 1, 2002	4,451	$9.13
Options granted	936	$6.16
Options exercised	(458)	$1.64
Options cancelled	(510)	$18.25

Balances, December 31, 2002	4,419	$8.23
Options granted	1,161	$9.04
Options exercised	(500)	$3.85
Options cancelled	(456)	$19.67

Balances, December 31, 2003	4,624	$7.77
Options granted	778	$9.57
Options exercised	(469)	$5.40
Options cancelled	(572)	$12.30

Balances, December 31, 2004	4,361	$7.78

The following table summarizes information about stock options outstanding at December 31, 2004 (options in thousands):

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Outstanding	Weighted Average Exercise Price
$0.05	34	2.86	$0.05	34	$ 0.05
$0.25	1,100	4.41	0.25	1,100	0.25
$0.50	25	4.75	0.50	25	0.50
$1.25 - $1.50	135	5.04	1.49	135	1.49
$4.17 - $6.21	914	8.03	5.09	362	4.88
$6.38 - $9.45	815	8.23	7.56	300	7.32
$9.65 - $13.71	758	6.35	11.64	369	11.50
$15.60 - $20.53	223	6.30	16.08	72	17.05
$24.00 - $35.63	348	5.65	28.24	346	28.23
$43.00	9	5.78	43.00	9	43.00

$0.05 - $43.00	4,361	6.43	$7.78	2,752	$7.30

At December 31, 2004, 2003, and 2002, approximately 2.8 million, 2.5 million, and 2.2 million shares were exercisable at weighted average exercise prices of $7.30, $6.97, and $8.05, respectively.

The fair value of each option grant is estimated on the date of grant using the fair value method, using the following weighted average assumptions:

Year Ended December 31,	2004	2003	2002
Risk-free interest rate	3.15%	2.40%	3.31%
Expected life	4 years	4 years	4 years
Expected dividends	$0	$0	$0
Volatility	86%	99%	113%

The weighted average per share fair value of common stock options granted during 2004, 2003, and 2002 was $5.92, $6.29, and $4.45.

Stock-based Compensation

For financial reporting purposes, the Company has determined that the estimated value of common stock determined in anticipation of the Company’s initial public offering was in excess of the exercise price, which was deemed to be the fair market value as of the dates of grant. In connection with the grants of such options, the Company recorded deferred stock-based compensation of approximately $6.8 million in 2000 and $14.2 million in 1999. Deferred stock-based compensation was amortized over the vesting periods utilizing the multiple option method. The amortization of deferred compensation related to these grants was completed in 2003; approximately $598,000 and $2.0 million was expensed in the year ended 2003 and 2002, respectively.

In December 2003, the Company awarded 100,000 shares of restricted stock, at fair value of $15.60 per share, that vest in two equal annual installments to two key executives. The Company recorded $1.6 million in deferred stock-based compensation and is amortizing this expense over the vesting period using the accelerated method. In March 2004, one of the executives who received a restricted stock grant left the Company before any of his restricted stock had vested. Accordingly, in the Company’s financial statements for the year ended December 31, 2004, the Company reversed $760,000 in deferred stock-based compensation related to the unvested shares granted to that executive.

In 2004, the Company issued approximately 346,000 shares of restricted stock, at weighted average fair value of $10.63 per share, that vest in one- or two-year installments. In relation to the 2004 awards, the Company recorded $3.7 million in deferred stock-based compensation and is amortizing this expense over the vesting period using the accelerated method. Of the awards issued in 2004, 8,000 were subsequently cancelled by the Company upon the employee’s termination. The Company reversed $56,000 of deferred stock-based compensation related to these cancellations.

Amortization expense related to the restricted stock awards was approximately $2.2 million and $41,000 in the years ended December 31, 2004 and 2003, respectively.

The following table summarizes information about restricted stock awards outstanding at December 31, 2004 (awards in thousands):

Number of Awards Outstanding
Balances, January 1, 2002	—
Awards granted	—
Awards cancelled	—

Balances, December 31, 2002	—
Awards granted	100
Awards cancelled	—

Balances, December 31, 2003	100
Awards granted	346
Awards cancelled	(58)

Balances, December 31, 2004	388

In connection with the issuance of 12,000 and 18,500 fully vested stock options to non-employees in the years ended December 31, 2004 and 2003, respectively, the Company recorded stock-based compensation expense of $58,000 and $63,000, respectively.

In connection with the restatement of the interim financial statements for the first and second quarters of 2004, and as a result of the delayed filing of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, the Company suspended all exercises of stock options under each of its equity compensation plans from November 16, 2004 through January 18, 2005, the filing date of that report. This suspension was required because the Company’s periodic reports are incorporated by reference into the registration statements for the securities issuable under each such equity compensation plan. The Company extended the exercisability of all options that would otherwise have terminated during that period for a period of time equal to that during which the options were not exercisable due to the suspension. Accordingly, the Company recorded stock-based compensation of $12,000 in the quarter ended December 31, 2004. In 2005, the Company expects to incur $19,000 additional stock-based compensation with respect to the delayed filing of the Form 10-Q.

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

Revenues and long-lived assets by geographic region are as follows (in thousands):

Year Ended December 31,	2004	2003	2002
Revenues:
North America (1)	$45,152	$40,985	$39,839
United Kingdom	4,284	3,801	3,890
Other	6,858	7,137	5,568

Total	$56,294	$51,923	$49,297

(1)	Includes gross revenue related to Canada of $1.9 million, $2.4 million and $2.6 million for 2002, 2003, and 2004, respectively.

As of December 31,	2004	2003	2002
Long lived assets:
United States	$2,356	$2,788	$2,982
Canada	269	271	345
United Kingdom	268	183	253
Australia	29	17	7

Total	$2,922	$3,259	$3,587

NOTE 13—Restatement of Financial Statements

The Company has restated its consolidated financial statements for the years ended December 31, 2002 and 2003 and for each of the quarters in 2003 and the first three quarters of 2004. During the course of the year-end closing process certain errors were identified with respect to the accounting for the impact of foreign currencies and for income taxes. The foreign currency errors relate to both transaction and translation gains (losses). The foreign currency transaction error resulted from the foreign currency translation effects related to intercompany balances being recorded as a component of the cumulative translation adjustment within stockholders’ equity (and a component of comprehensive income) rather than in the statement of operations. The foreign currency translation error resulted from the Company failing to record certain foreign currency translation adjustments (primarily related to goodwill) which should have been recorded as a component of the cumulative translation adjustment within stockholders’ equity (and a component of comprehensive income). The income tax errors related principally to (1) the failure to record deferred tax assets totaling approximately $475,000 in 2000 related to two acquisitions which resulted in an overstatement of goodwill and (2) the accounting for the impact of stock-based compensation associated with stock options issued prior to the Company’s initial public offering in 2000. The Company did not record deferred tax assets associated with the amortization of stock-based compensation related to non-qualified stock options that are deductible for tax purposes. The Company had instead recognized the tax benefit associated with the exercise of these options at the date of exercise, to the extent of stock-based compensation recognized, and recorded any excess benefit to additional paid-in capital. These errors resulted in an overstatement of goodwill amortization in 2000 and 2001, an overstatement of the provision for income taxes in 2000 and 2001 and an understatement of the provision for income taxes in 2002 and 2003. The cumulative effect of the errors as of January 1, 2002 was to reduce additional paid-in capital by $57,000, reduce accumulated deficit by $2.0 million and decrease accumulated other comprehensive income by $182,000. This adjustment has been presented as “cumulative effect of the restatement” at January 1, 2002 in the Consolidated Statement of Stockholders’ Equity. The Consolidated Statements of Cash Flows for the two years ended December 31, 2003 have been restated to reflect the impact of the adjustments. The impact of the restatement on the Consolidated Balance Sheet as of December 31, 2003 and the Consolidated Statement of Operations for the two years then ended is as follows:

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

December 31,	2003 As reported	2003 As restated
Assets
Current Assets:
Cash and cash equivalents (1)	$45,066	$11,427
Short-term investments (1)	12,901	46,540
Trade accounts receivable, net	8,237	8,237
Prepaid expenses and other current assets	1,670	2,083
Deferred income taxes	465	291

Total current assets	68,339	68,578

Property and equipment, net	3,259	3,259
Goodwill	10,337	10,708
Other intangible assets, net	692	692
Deferred income taxes	3,711	3,076
Other assets, net	3,692	3,692

Total assets	$90,030	$90,005

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$1,011	$1,011
Accrued liabilities	5,098	4,584
Deferred revenue	13,219	13,219

Total current liabilities	19,328	18,814

Long-term deferred revenue	251	251
Long-term restructuring accrual	203	203

Total liabilities	19,782	19,268

Stockholders’ Equity:
Common stock	28	28
Treasury stock	(6,287)	(6,287)
Additional paid-in capital	80,145	79,557
Accumulated other comprehensive income	374	568
Deferred stock-based compensation	(1,519)	(1,519)
Accumulated deficit	(2,493)	(1,610)

Total stockholders’ equity	70,248	70,737

Total liabilities and stockholders’ equity	$90,030	$90,005

(1)	See Note 1 Reclassification

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

Year Ended December 31,	2003		2002
	As reported	As restated	As reported	As restated
Revenues:
License	$27,151	$27,151	$27,486	$27,486
Maintenance	24,772	24,772	21,811	21,811

Total revenues	51,923	51,923	49,297	49,297

Cost of revenues:
License	614	614	589	589
Amortization of acquired technology	2,223	2,223	1,684	1,684
Maintenance	2,286	2,286	2,245	2,245

Total cost of revenues	5,123	5,123	4,518	4,518

Gross profit	46,800	46,800	44,779	44,779

Operating expenses:
Research and development	15,600	15,600	14,526	14,526
Purchased research and development	—	—	1,100	1,100
Sales and marketing	19,029	18,977	19,317	19,317
General and administrative	5,238	5,238	5,432	5,432
Amortization of goodwill and other intangible assets	—	—	1,321	1,321
Restructuring and impairment charges	—	—	160	160

Total operating expenses	39,867	39,815	41,856	41,856

Income from operations	6,933	6,985	2,923	2,923
Other income, net	328	423	658	720

Income before provision for income taxes	7,261	7,408	3,581	3,643
Provision for income taxes	(1,599)	(2,695)	(687)	(906)

Income before share in loss of joint venture and affiliated company	5,662	4,713	2,894	2,737
Share in loss of joint venture and affiliated company, net of income tax benefit of $146	—	—	(480)	(448)

Net income	$5,662	$4,713	$2,414	$2,289

Net income attributable to common stockholders per share:
Basic	$0.21	$0.18	$0.09	$0.08

Diluted	$0.20	$0.16	$0.08	$0.08

Weighted average shares used in per share calculation:
Basic	26,618	26,618	27,046	27,046

Diluted	28,654	28,654	28,879	28,879

Unaudited Quarterly Results of Operations

The following table sets forth the unaudited, condensed consolidated statements of operations data for the eight quarters ended December 31, 2004. This data has been derived from unaudited consolidated financial statements that have been prepared on the same basis as the audited consolidated financial statements included in this report, and, in the opinion of management, include all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the information when read in conjunction with the consolidated financial statements and the related notes included in this report. The amounts for each of the quarters in 2003 and for the first three quarters of 2004 have been restated for the errors in accounting for the impact of foreign currencies and for income taxes. See Note 13 – Restatement.

	Mar. 31, 2003		June 30, 2003		Sept. 30, 2003		Dec. 31, 2003
	As Reported	As Restated	As Reported	As Restated	As Reported	As Restated	As Reported	As Restated
Condensed Consolidated Statement of Operations Data (unaudited):
Revenues:
License	$6,347	$6,347	$6,421	$6,421	$6,864	$6,864	$7,519	$7,519
Maintenance	5,861	5,861	6,024	6,024	6,290	6,290	6,597	6,597

Total revenues	12,208	12,208	12,445	12,445	13,154	13,154	14,116	14,116

Cost of revenues:
License	100	100	105	105	168	168	241	241
Amortization of acquired technology	555	555	556	556	556	556	556	556
Maintenance	588	588	565	565	565	565	568	568

Total cost of revenues	1,243	1,243	1,226	1,226	1,289	1,289	1,365	1,365

Gross profit	10,965	10,965	11,219	11,219	11,865	11,865	12,751	12,751

Operating expenses:
Research and development	3,790	3,790	4,016	4,016	3,987	3,987	3,807	3,807
Sales and marketing	4,895	4,895	4,844	4,844	4,602	4,550	4,688	4,688
General and administrative	1,302	1,302	1,308	1,308	1,263	1,263	1,365	1,365

Total operating expenses	9,987	9,987	10,168	10,168	9,852	9,800	9,860	9,860

Income from operations	978	978	1,051	1,051	2,013	2,065	2,891	2,891
Other income (expense), net	126	115	159	191	79	37	(36)	80

Income before provision for income taxes	1,104	1,093	1,210	1,242	2,092	2,102	2,855	2,971
Provision for income taxes	(208)	(415)	(463)	(468)	(607)	(781)	(321)	(1,031)

Net income	$896	$678	$747	$774	$1,485	$1,321	$2,534	$1,940

Net income per share:
Basic	$0.03	$0.03	$0.03	$0.03	$0.06	$0.05	$0.09	$0.07

Diluted	$0.03	$0.02	$0.03	$0.03	$0.05	$0.05	$0.09	$0.07

Weighted average shares used in per share calculation:
Basic	26,652	26,652	26,488	26,488	26,525	26,525	26,810	26,810

Diluted	28,255	28,255	28,212	28,212	28,458	28,458	28,951	28,951

	Mar. 31, 2004		June 30, 2004		Sept. 30, 2004		Dec. 31, 2004
	As Reported	As Restated	As Reported	As Restated	As Reported	As Restated
Condensed Consolidated Statement of Operations Data (unaudited):
Revenues:
License	$7,207	$7,207	$6,260	$6,260	$7,097	$7,097	$7,644
Maintenance	7,037	7,037	7,227	7,227	6,928	6,928	6,894

Total revenues	14,244	14,244	13,487	13,487	14,025	14,025	14,538

Cost of revenues:
License	209	209	213	213	283	283	294
Amortization of acquired technology	555	555	556	556	556	556	438
Maintenance	622	622	620	620	572	572	548

Total cost of revenues	1,386	1,386	1,389	1,389	1,411	1,411	1,280

Gross profit	12,858	12,858	12,098	12,098	12,614	12,614	13,258

Operating expenses:				—		—
Research and development	3,774	3,774	3,906	3,906	3,915	3,915	4,042
Sales and marketing	5,111	5,111	5,096	5,096	5,204	5,204	5,666
General and administrative	1,213	1,213	1,543	1,543	2,260	2,260	3,761
Restructuring charges	—	—	4,068	4,068	—	—	(36)

Total operating expenses	10,098	10,098	14,613	14,613	11,379	11,379	13,433

Income (loss) from operations	2,760	2,760	(2,515)	(2,515)	1,235	1,235	(175)
Other income (expense), net	151	212	168	143	210	203	233

Income (loss) before provision for income taxes	2,911	2,972	(2,347)	(2,372)	1,445	1,438	58
Benefit from (provision for) income taxes	(815)	(924)	1,167	1,132	(692)	(559)	243

Net income (loss)	$2,096	$2,048	$(1,180)	$(1,240)	$753	$879	$301

Net income (loss) per share:
Basic	$0.08	$0.08	$(0.04)	$(0.05)	$0.03	$0.03	$0.01

Diluted	$0.07	$0.07	$(0.04)	$(0.05)	$0.03	$0.03	$0.01

Weighted average shares used in per share calculation:
Basic	27,122	27,122	27,394	27,394	26,604	26,604	25,955

Diluted	29,103	29,103	27,394	27,394	28,078	28,078	27,610

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Embarcadero Technologies, Inc. (the “Company” or “Embarcadero”) maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s Securities Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the Securities Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required financial disclosure.

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s Disclosure Committee and management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). Based upon, and as of the date of, this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were not effective, because of the material weaknesses discussed below. Due to the material weaknesses described below, the Company performed additional analysis and other post-closing procedures to ensure our consolidated financial statements are prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

We intend to file an amendment to this Form 10-K to include (i) the report of management on internal control over financial reporting and the associated report of our independent registered public accounting firm as required by Section 404 of the Sarbanes-Oxley Act and (ii) revised certifications as required by Section 906 of the Sarbanes-Oxley Act and Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, once we have completed our assessment of internal control over financial reporting and our independent registered public accounting firm has completed their audit of our assessment.

Status of Management’s Report on Internal Control Over Financial Reporting

The management of Embarcadero is responsible for establishing and maintaining adequate internal control over financial reporting. Embarcadero’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

The management of Embarcadero has initiated its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004. In performing its assessment of internal control over financial reporting, management is using the criteria described in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has not yet completed its assessment of the effectiveness of the Company’s internal control over financial reporting. However, to date, management has identified certain control deficiencies which represent material weaknesses.

As of December 31, 2004, the Company did not maintain effective controls over the revenue recognition processes at its subsidiary in the United Kingdom (“UK”). Specifically, during an internal investigation of the Company’s revenue recognition practices for transactions with certain of its distributors and resellers in the UK, management determined that there was inadequate monitoring and oversight of the UK revenue processes. This control deficiency resulted in management’s failure to detect errant and improper actions by certain employees with regard to revenue recognition on certain transactions where the fees were not fixed and determinable, impacting license and maintenance revenue, deferred revenue and accounts receivable. This control deficiency resulted in the restatement of the quarterly results of operations data for the first and second quarter of 2004.

Additionally, as of December 31, 2004, the Company did not maintain effective controls over its accounting for income taxes including the determination of deferred income tax assets and liabilities and the related income tax provision. Specifically, effective controls were not in place to monitor the differences between the income tax basis and the financial reporting basis of assets and liabilities and reconcile the differences to the deferred income tax assets and liabilities. This control deficiency resulted in the restatement of the Company’s consolidated financial statements for the years ended December 31, 2002 and 2003 and the restatement of the Company’s quarterly results of operations data for each of the quarters in the year ended December 31, 2003 and for the first three quarters in the year ended December 31, 2004.

Furthermore, as of December 31, 2004, the Company did not maintain effective controls over its accounting for foreign currency translation and foreign currency transactions. Specifically, effective controls were not in place to recognize and classify foreign currency translation adjustments and foreign currency transaction gains and losses. As a result, the foreign currency translation effects related to intercompany balances were recorded as a component of the cumulative translation adjustment within stockholders’ equity rather than in the statement of operations. Additionally, the Company failed to record certain foreign currency translation adjustments, primarily related to goodwill, which should have been recorded as a component of the cumulative translation adjustment within stockholders’ equity. This control deficiency resulted in the restatement of the Company’s consolidated financial statements for the years ended December 31, 2002 and 2003, the restatement of the Company’s quarterly results of operations data for each of the quarters in the year ended December 31, 2003 and for the first three quarters in the year ended December 31, 2004, and an audit adjustment to the financial statements for the fourth quarter of 2004.

Additionally, the control deficiencies described above could result in misstatements to the aforementioned accounts that would result in material misstatements to the annual or interim financial statements that would not be prevented or detected.

Accordingly, management has determined that each of these control deficiencies individually represent material weaknesses. The existence of one or more material weaknesses at December 31, 2004 would preclude management from concluding that the Company’s internal control over financial reporting was effective as of December 31, 2004. Upon completion of our assessment, management expects to conclude that the Company did not maintain effective internal control over financial reporting as of December 31, 2004, based on the criteria in the Internal Control—Integrated Framework.

The Company’s evaluation of its internal control over financial reporting as of December 31, 2004 is not complete. As discussed above, based on the work completed thus far, management has identified various control deficiencies, some of which constitute material weaknesses. As management completes the assessment we may identify additional control deficiencies and we may determine that those deficiencies, either alone or in combination with others (including other control deficiencies that management has identified as of the filing date of the Annual Report on Form 10-K but which do not by themselves or when aggregated with other identified deficiencies currently constitute a material weakness), constitute one or more material weaknesses.

Changes in Internal Control Over Financial Reporting

As discussed above, management has not completed its assessment of the Company’s internal control over financial reporting. However, management has identified certain material weaknesses, that have resulted in changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Additionally, in response to the material weaknesses described above, management has taken steps to strengthen the Company’s internal control over financial reporting during the most recently completed fiscal quarter which have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting as follows:

•	We have re-emphasized to our worldwide employee base the importance of our code of conduct, code of ethics and sales policies through a re-certification process. We have implemented a financial code of ethics, which is designed to promote ethical conduct and full, fair and accurate disclosure in our periodic financial reports. We have also established a procedure for conducting internal training sessions for employees on applicable policies and procedures and provide opportunities for accounting personnel to attend external training and continuing education programs.

•	We have enhanced corporate finance oversight and controls for key financial activities for foreign subsidiaries, such as cash management, manual journal entries and daily sales postings.

•	We have enhanced our controls to ensure that products sold through distributors and resellers are shipped to end users.

•	We have revised our policy to require corporate finance approval of the formal credit check process before granting credit to distributors and resellers. We have also revised our policies to require approval by corporate finance of all credit memorandums, including those for end users.

•	We have recruited new personnel to our finance organization to enhance our oversight of international operations and improve our internal control function. We have replaced certain employees of our UK subsidiary and enhanced our financial controls by appointing a new controller as of March 2005.

PART III

Item 10.	Directors and Executive Officers of the Registrant

Certain information regarding our executive officers and required under this Item is included under the heading “Executive Officers” in Part I, Item 1 of this Form 10-K.

Other information required by this Item is incorporated by reference to the information in the Company’s proxy statement for the 2005 Annual Meeting of Stockholders that we will file with the Securities and Exchange Commission on or before April 29, 2005 (the “Proxy Statement”).

Item 11.	Executive Compensation

The information required by this Item is incorporated by reference from the information in the Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference from the information in the Proxy Statement.

Item 13.	Certain Relationships and Related Transactions

The information required by this Item is incorporated by reference from the information in the Proxy Statement.

Item 14.	Principal Accountant Fees and Services

The information required by this Item is incorporated by reference to the information in the Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

The following documents are being filed as part of this report on Form 10-K:

(a) Financial Statements

(b) Exhibits

Exhibit Number	Description of Document
3.1(1)	Amended and Restated Certificate of Incorporation (Exhibit 3.2).
3.2(1)	Amended and Restated Bylaws (Exhibit 3.4).
4.1(1)	Specimen Common Stock Certificate.
10.1*(4)	Amended and Restated 1993 Stock Option Plan (amended June 23, 2003 to be effective November 1, 2003).
10.2*(4)	Amended and Restated 2000 Nonemployee Directors Stock Option Plan (as amended through April 17, 2003).
10.3(1)	Form of Indemnification Agreement.
10.4(1)	Office Lease between Metropolitan Life Insurance Company and Embarcadero Technologies, Inc. dated April 23, 1999, as amended.
10.5(1)	Lease Agreement between NewCon Software, Inc. and Embarcadero Technologies, Inc., dated as of August 1, 1999.
10.6(1)	Lease between Wallace J. Getz and Embarcadero Technologies, Inc., dated as of December 6, 1999.
10.7*(1)	Employment Offer Letter to Raj P. Sabhlok dated January 24, 2000 (Exhibit 10.8).
10.8*	Employment Agreement by and between Robert Lamvik and Embarcadero Technologies, Inc. dated May 4, 2004.
10.9(2)	Lease Agreement between Burger Investments F.L.P. and Advanced Software Technologies, Inc., dated June 4, 1998 (Exhibit 10.13).
10.10(3)	Lease, dated as of November 15, 2000, between Forty-Five Fremont Associates and Embarcadero Technologies, Inc (Exhibit 10.14).
10.13(5)	Lease Agreement for 100 California Street between WB 100 California and Embarcadero Technologies, Inc., dated April 19, 2004
21.1(6)	List of Subsidiaries
23.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm (to be filed by amendment).
24.1	Power of Attorney (reference is made to the signature page).
31.1	Certification of Stephen Wong pursuant to rule 13a-14(a) of the Securities Exchange Act of 1934, as amended as adopted pursuant to Section 302 of the Sarbanes-Oxley act of 2002
31.2	Certification of Raj Sabhlok pursuant to rule 13a-14(a) of the Securities Exchange Act of 1934, as amended as adopted pursuant to Section 302 of the Sarbanes-Oxley act of 2002
32	Certification of Stephen Wong and Raj Sabhlok pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement.

(1)	Incorporated by reference to the corresponding or indicated exhibit to Embarcadero’s Registration Statement on Form S-1, as amended (File No. 333-30805) and declared effective on April 19, 2000.

(2)	Incorporated by reference to the corresponding or indicated exhibit to Embarcadero’s Registration Statement on Form S-1 (File No. 333-55730), as filed on February 15, 2001.

(3)	Incorporated by reference to the corresponding or indicated exhibit to Embarcadero’s Annual Report on Form 10-K, as filed on March 20, 2001.

(4)	Incorporated by reference to the corresponding or indicated exhibit to Embarcadero’s Quarterly Report on Form 10-Q filed August 11, 2003.

(5)	Incorporated by reference to the corresponding or indicated exhibit to Embarcadero’s Quarterly Report on Form 10-Q filed May 10, 2004.

(6)	Incorporated by reference to the corresponding or indicated exhibit to Embarcadero’s Annual Report on Form 10-K (File No. 333-55730), as filed on March 26, 2002.

(c) Financial Statement Schedule

Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in San Francisco, California, on the 6th day of April 2005.

EMBARCADERO TECHNOLOGIES, INC.

By:	/s/ RAJ SABHLOK
Raj Sabhlok Senior Vice President of Finance and Corporate Development

Date: April 6, 2005

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ STEPHEN R. WONG Stephen R. Wong	Chairman, President and Chief Executive Officer (Principal Executive Officer)	April 6, 2005

/s/ RAJ P. SABHLOK Raj P. Sabhlok	Senior Vice President and Chief Financial Officer	April 6, 2005

/s/ TIMOTHY C.K. CHOU Timothy C.K. Chou	Director	April 6, 2005

/s/ GARY HAROIAN Gary Haroian	Director	April 6, 2005

/s/ FRANK J. POLESTRA Frank J. Polestra	Director	April 6, 2005

/s/ MICHAEL J. ROBERTS Michael J. Roberts	Director	April 6, 2005

/s/ SAMUEL SPADAFORA Samuel Spadafora	Director	April 6, 2005