Form 10-K/A
period 2004-12-31
EMBARCADERO TECHNOLOGIES INC
filed 2005-04-25
CIK 1107112

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 1)

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

10-K/A EXPLANATORY NOTE

Embarcadero Technologies, Inc. is filing this amendment to Form 10-K for the year ended December 31, 2004, filed with the Securities and Exchange Commission on April 7, 2005 (the “Original Filing”) to:

•	amend and restate Item 9A to include Management’s Report on Internal Control Over Financial Reporting;

•	include a Report of Independent Registered Public Accounting Firm relating to our internal control over financial reporting; and

•	include a Consent of Independent Registered Public Accounting Firm required as a result of the revisions discussed above.

As a result of these amendments, the certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, filed as exhibits to the Original Filing, have been re-executed and re-filed as of the date of this Form 10-K/A.

Except for the amendments described above, this Form 10-K/A does not modify or update other disclosures in, or exhibits to, the Original Filing.

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

In December 2004, FASB issued Statement of Financial Accounting Standards (SFAS) No. 123(R), Share-Based Payment. The new pronouncement replaces the existing requirements under SFAS No.123 and APB 25. According to SFAS No. 123 (R), all forms of share-based payments to employees, including employee stock options and employee stock purchase plans, would be treated the same as any other form of compensation by recognizing the related cost in the Statement of Operations. This pronouncement eliminates the ability to account for stock-based compensation transactions using APB No. 25 and generally would require instead that such transactions be accounted for using a fair-value based method. FASB concluded that for public companies SFAS No. 123 (R) is effective for awards and stock options granted, modified or settled in cash in annual periods beginning after June 15, 2005. SFAS No. 123 (R) provides transition alternatives for public companies to restate prior interim periods or prior years. The Company expects the adoption of SFAS 123 (R) will have a material adverse impact on our net income and net income per share. The Company is currently in the process of evaluating the extent of such impact.

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

In December 2004, FASB issued Statement of Financial Accounting Standards (SFAS) No. 123(R), Share-Based Payment. The new pronouncement replaces the existing requirements under SFAS No.123 and APB 25. According to SFAS No. 123 (R), all forms of share-based payments to employees, including employee stock options and employee stock purchase plans, would be treated the same as any other form of compensation by recognizing the related cost in the statement of operations. This pronouncement eliminates the ability to account for stock-based compensation transactions using APB No. 25 and generally would require that such transactions be accounted for using a fair-value based method, with a binomial or lattice model preferred to the Black-Scholes valuation model. The lattice model can explicitly capture expected changes in dividends and stock volatility over the expected life of the options, in contrast to the Black-Scholes option-pricing model, which uses weighted average assumptions about option pricing. For public companies, FASB has determined that SFAS No. 123 (R) is effective for awards and stock options granted, modified or settled in cash in annual periods beginning after June 15, 2005. SFAS No. 123 (R) provides transition alternatives for public companies to restate prior interim periods or prior years. The Company expects the adoption of SFAS 123 (R) will have a material adverse impact on our net income and net income per share. The Company is currently in the process of evaluating the extent of such impact.

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

Index to Financial Statements

Embarcadero Technologies, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Embarcadero Technologies, Inc.:

We have completed an integrated audit of Embarcadero Technologies, Inc.’s 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Embarcadero Technologies, Inc. and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 13 to the accompanying consolidated financial statements, the Company has restated its consolidated financial statements for the years ended December 31, 2003 and 2002.

Internal control over financial reporting

Also, we have audited management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that Embarcadero Technologies, Inc. did not maintain effective internal control over financial reporting as of December 31, 2004, because the Company did not maintain effective controls over (i) the revenue recognition processes at its subsidiary in the United Kingdom (UK), (ii) the accounting for income taxes related to the determination of deferred income tax assets and liabilities and the related income tax provision and (iii) the accounting for foreign currency translation and foreign currency transactions, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment.

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

Additionally, as of December 31, 2004, the Company did not maintain effective controls over its accounting for income taxes related to the determination of deferred income tax assets and liabilities and the related income tax provision. Specifically, effective controls were not in place to monitor the differences between the income tax basis and the financial reporting basis of assets and liabilities and reconcile the differences to the deferred income tax assets and liabilities. This control deficiency resulted in the restatement of the Company’s consolidated financial statements for the years ended December 31, 2002 and 2003 and the restatement of the Company’s quarterly results of operations data for each of the quarters in the year ended December 31, 2003 and for the first three quarters in the year ended December 31, 2004.

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

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2004 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.

In our report dated April 6, 2005, we stated that the Company had not reported on its assessment of the effectiveness of internal control over financial reporting and, accordingly, the scope of our work was not sufficient to enable us to express, and we did not express, an opinion on the effectiveness of the Company’s internal control over financial reporting. The Company has now reported on its assessment of the effectiveness of internal control over financial reporting and we have completed our audit thereof. Accordingly, our present report insofar as it relates to the Company’s internal control over financial reporting as of December 31, 2004, as presented herein, is different from our previous report.

In our opinion, management’s assessment that Embarcadero Technologies, Inc. did not maintain effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control – Integrated Framework issued by the COSO. Also, in our opinion, because of the effects of the material weaknesses described above on the achievement of the objectives of the control criteria, Embarcadero Technologies, Inc. has not maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control – Integrated Framework issued by the COSO.

/s/    PricewaterhouseCoopers LLP

San Jose, California

April 21, 2005

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

In December 2004, FASB issued Statement of Financial Accounting Standards (SFAS) No. 123 (R), Share-Based Payment. The new pronouncement replaces the existing requirements under SFAS No. 123 and APB 25. According to SFAS No. 123 (R), all forms of share-based payments to employees, including employee stock options and employee stock purchase plans, would be treated the same as any other form of compensation by recognizing the related cost in the statement of operations. This pronouncement eliminates the ability to account for stock-based compensation transactions using APB No. 25 and generally would require that such transactions be accounted for using a fair-value based method. For public companies, FASB has determined that SFAS No. 123 (R) is effective for awards and stock options granted, modified or settled in cash in annual periods beginning after June 15, 2005. SFAS No. 123 (R) provides transition alternatives for public companies to restate prior interim periods or prior years. The Company expects the adoption of SFAS 123 (R) will have a material adverse impact on our net income and net income per share. The Company is currently in the process of evaluating the extent of such impact.

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

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s Disclosure Committee and management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). Based upon, and as of the date of, this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were not effective, because of the material weaknesses discussed below. Due to the material weaknesses described below, the Company management performed additional analysis and other post-closing procedures to ensure our consolidated financial statements are prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

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

The management of Embarcadero assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004. In making this assessment management used the criteria described in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management identified the following control deficiencies, which represent material weaknesses, in its assessment of the Company’s internal control over financial reporting.

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

Additionally, as of December 31, 2004, the Company did not maintain effective controls over its accounting for income taxes related to the determination of deferred income tax assets and liabilities and the related income tax provision. Specifically, effective controls were not in place to monitor the differences between the income tax basis and the financial reporting basis of assets and liabilities and reconcile the differences to the deferred income tax assets and liabilities. This control deficiency resulted in the restatement of the Company’s consolidated financial statements for the years ended December 31, 2002 and 2003 and the restatement of the Company’s quarterly results of operations data for each of the quarters in the year ended December 31, 2003 and for the first three quarters in the year ended December 31, 2004.

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

Accordingly, management has concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2004, based on the criteria in the Internal Control—Integrated Framework.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control Over Financial Reporting

As discussed above, management has identified certain material weaknesses, that have resulted in changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Additionally, in response to the material weaknesses described above, management has taken steps to strengthen the Company’s internal control over financial reporting during the most recently completed fiscal quarter which have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting as follows:

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

Item 11.	Executive Compensation

The information required by this Item is incorporated by reference from the information in the Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference from the information in the Proxy Statement.

Item 13.	Certain Relationships and Related Transactions

The information required by this Item is incorporated by reference from the information in the Proxy Statement.

Item 14.	Principal Accountant Fees and Services

The information required by this Item is incorporated by reference to the information in the Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

The following documents are being filed as part of this report on Form 10-K:

(a) Financial Statements

(b) Exhibits

Exhibit Number	Description of Document
3.1(1)	Amended and Restated Certificate of Incorporation (Exhibit 3.2).
3.2(1)	Amended and Restated Bylaws (Exhibit 3.4).
4.1(1)	Specimen Common Stock Certificate.
10.1*(4)	Amended and Restated 1993 Stock Option Plan (amended June 23, 2003 to be effective November 1, 2003).
10.2*(4)	Amended and Restated 2000 Nonemployee Directors Stock Option Plan (as amended through April 17, 2003).
10.3(1)	Form of Indemnification Agreement.
10.4(1)	Office Lease between Metropolitan Life Insurance Company and Embarcadero Technologies, Inc. dated April 23, 1999, as amended.
10.5(1)	Lease Agreement between NewCon Software, Inc. and Embarcadero Technologies, Inc., dated as of August 1, 1999.
10.6(1)	Lease between Wallace J. Getz and Embarcadero Technologies, Inc., dated as of December 6, 1999.
10.7*(1)	Employment Offer Letter to Raj P. Sabhlok dated January 24, 2000 (Exhibit 10.8).
10.8*(8)	Employment Agreement by and between Robert Lamvik and Embarcadero Technologies, Inc. dated May 4, 2004.
10.9(2)	Lease Agreement between Burger Investments F.L.P. and Advanced Software Technologies, Inc., dated June 4, 1998 (Exhibit 10.13).
10.10(3)	Lease, dated as of November 15, 2000, between Forty-Five Fremont Associates and Embarcadero Technologies, Inc (Exhibit 10.14).
10.13(5)	Lease Agreement for 100 California Street between WB 100 California and Embarcadero Technologies, Inc., dated April 19, 2004
10.14*(7)	2004 Equity Incentive Plan.
21.1(6)	List of Subsidiaries
23.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.
24.1	Power of Attorney (reference is made to the signature page).
31.1	Certification of Stephen Wong pursuant to rule 13a-14(a) of the Securities Exchange Act of 1934, as amended as adopted pursuant to Section 302 of the Sarbanes-Oxley act of 2002
31.2	Certification of Raj Sabhlok pursuant to rule 13a-14(a) of the Securities Exchange Act of 1934, as amended as adopted pursuant to Section 302 of the Sarbanes-Oxley act of 2002
32	Certification of Stephen Wong and Raj Sabhlok pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement.

(1)	Incorporated by reference to the corresponding or indicated exhibit to Embarcadero’s Registration Statement on Form S-1, as amended (File No. 333-30805) and declared effective on April 19, 2000.

(2)	Incorporated by reference to the corresponding or indicated exhibit to Embarcadero’s Registration Statement on Form S-1 (File No. 333-55730), as filed on February 15, 2001.

(3)	Incorporated by reference to the corresponding or indicated exhibit to Embarcadero’s Annual Report on Form 10-K, as filed on March 20, 2001.

(4)	Incorporated by reference to the corresponding or indicated exhibit to Embarcadero’s Quarterly Report on Form 10-Q, as filed on August 11, 2003.

(5)	Incorporated by reference to the corresponding or indicated exhibit to Embarcadero’s Quarterly Report on Form 10-Q, as filed on May 10, 2004.

(6)	Incorporated by reference to the corresponding or indicated exhibit to Embarcadero’s Annual Report on Form 10-K, as filed on March 26, 2002.

(7)	Incorporated by reference to Exhibit 99.1 to Embarcadero’s Form S-8 (File No. 333-117958), as filed on August 5, 2004.

(8)	Incorporated by reference to the corresponding or indicated exhibit to Embarcadero’s Annual Report on Form 10-K, as filed on April 7, 2005.

(c) Financial Statement Schedule

Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in San Francisco, California, on the 25th day of April 2005.

EMBARCADERO TECHNOLOGIES, INC.

By:	/s/ RAJ SABHLOK
Raj Sabhlok Senior Vice President of Finance and Corporate Development

Date: April 25, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ STEPHEN R. WONG Stephen R. Wong	Chairman, President and Chief Executive Officer (Principal Executive Officer)	April 25, 2005

/s/ RAJ P. SABHLOK Raj P. Sabhlok	Senior Vice President and Chief Financial Officer	April 25, 2005

* Timothy C.K. Chou	Director	April 25, 2005

* Gary Haroian	Director	April 25, 2005

* Frank J. Polestra	Director	April 25, 2005

* Michael J. Roberts	Director	April 25, 2005

* Samuel Spadafora	Director	April 25, 2005

*By:	RAJ P. SABHLOK Raj P. Sabhlok Attorney-in-fact