Form 10-Q
period 2005-03-31
EMBARCADERO TECHNOLOGIES INC
filed 2005-05-09
CIK 1107112

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 000-30293

EMBARCADERO TECHNOLOGIES, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	68-0310015
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 CALIFORNIA STREET, SUITE 1200

SAN FRANCISCO, CA 94111

(415) 834-3131

(Address of principal executive offices, including zip code and telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒  Yes     ☐  No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). ☒   Yes     ☐  No

The number of shares outstanding of the Registrant’s Common Stock as of April 30, 2005 was 26,331,384.

EMBARCADERO TECHNOLOGIES, INC.

PART I- FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

EMBARCADERO TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	March 31, 2005	December 31, 2004
	(unaudited)	(1)
Assets
Current Assets:
Cash and cash equivalents	$53,042	$7,422
Short-term investments	10,100	52,485
Trade accounts receivable, net	7,400	8,339
Prepaid expenses and other current assets	1,645	1,634
Deferred income taxes	732	732

Total current assets	72,919	70,612

Property and equipment, net	2,530	2,922
Goodwill	10,869	10,950
Deferred income taxes	3,967	3,967
Other assets, net	1,187	1,672

Total assets	$91,472	$90,123

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$1,472	$1,004
Accrued liabilities	4,844	5,167
Capital lease obligations	168	171
Deferred revenue	15,449	14,503

Total current liabilities	21,933	20,845

Long-term deferred revenue	189	199
Long-term capital lease obligations	201	238
Long-term restructuring accrual	1,576	1,747

Total liabilities	23,899	23,029

Commitments and Contingencies (Note 10)
Stockholders’ Equity:
Common stock: $0.001 par value	26	26
Treasury stock	(17,546)	(17,467)
Additional paid-in capital	85,564	85,462
Accumulated other comprehensive income	674	825
Deferred stock-based compensation	(1,482)	(2,130)
Retained earnings	337	378

Total stockholders’ equity	67,573	67,094

Total liabilities and stockholders’ equity	$91,472	$90,123

(1)	The balance sheet as of December 31, 2004 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

EMBARCADERO TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2005	2004 As restated
Revenues:
License	$6,123	$7,207
Maintenance	7,056	7,037

Total revenues	13,179	14,244

Cost of revenues:
License	113	74
Amortization of acquired technology	507	690
Maintenance	558	622

Total cost of revenues	1,178	1,386

Gross profit	12,001	12,858

Operating expenses:
Research and development	3,942	3,774
Sales and marketing	5,748	5,111
General and administrative	2,653	1,213

Total operating expenses	12,343	10,098

Income (loss) from operations	(342)	2,760
Other income, net	278	212

Income (loss) before provision for income taxes	(64)	2,972
Benefit from (provision for) income taxes	23	(924)

Net income (loss)	$(41)	$2,048

Net income (loss) per share:
Basic	$0.00	$0.08

Diluted	$0.00	$0.07

Weighted average shares used in per share calculation:
Basic	25,982	27,122

Diluted	25,982	29,103

Non-cash stock-based compensation included in the above expenses:
Cost of revenues	$4	$—
Research and development	274	—
Sales and marketing	220	149
General and administrative	179	146

	$677	$295

The accompanying notes are an integral part of these condensed consolidated financial statements.

EMBARCADERO TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three months ended March 31,
	2005	2004 As restated
Cash from Operating Activities:
Net income (loss)	$(41)	$2,048
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	452	487
Provision for (reduction in) doubtful accounts	24	(24)
Amortization of acquired technology	507	488
Amortization of other intangible assets	—	202
Amortization of deferred stock-based compensation	667	237
Issuance of options in exchange for services	10	58
Changes in assets and liabilities:
Trade accounts receivable	885	(435)
Prepaid expenses and other assets	(60)	(344)
Accounts payable and accrued liabilities	(56)	(783)
Deferred revenue	978	480

Net cash provided by operating activities	3,366	2,414

Cash from Investing Activities:
Purchase of investments	(100)	(28,287)
Sales and maturities of investments	42,485	26,645
Purchase of property and equipment	(56)	(296)
Technology acquired and developed	—	(15)

Net cash provided by (used in) investing activities	42,329	(1,953)

Cash from Financing Activities:
Payments for repurchase of common stock	(79)	—
Payments of principal under capital lease obligation	(40)	—
Proceeds from exercise of stock options	73	1,952

Net cash provided by (used in) financing activities	(46)	1,952

Effect of exchange rate changes on cash and cash equivalents	(29)	90
Net increase in cash and cash equivalents	45,620	2,503
Cash and cash equivalents at the beginning of the period	7,422	11,427

Cash and cash equivalents at the end of the period	$53,042	$13,930

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

The accompanying unaudited condensed consolidated financial statements reflect all adjustments, which, in the opinion of the Company, are necessary for a fair statement of the results for the interim periods presented. All such adjustments are normal recurring adjustments. These financial statements have been prepared in accordance with generally accepted accounting principles related to interim financial statements and the applicable rules of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The balance sheet at December 31, 2004, was derived from the audited financial statements, but it does not include all disclosures required by accounting principles generally accepted in the United States of America for complete financial statements.

The financial statements and related disclosures have been prepared with the presumption that users of the interim financial information have read or have access to the audited financial statements for the preceding fiscal year. Accordingly, these financial statements should be read in conjunction with the audited financial statements and the related notes thereto contained in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2004, filed with Securities and Exchange Commission on April 25, 2005.

Operating results for the three months ended March 31, 2005, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2005 or for any future period. Further, the preparation of condensed consolidated financial statements requires management to make estimates and assumptions that affect the recorded amounts reported therein. A change in facts or circumstances surrounding the estimates could result in a change to the estimates and impact future operating results.

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES

Reclassifications

Certain prior-year amounts have been reclassified to conform to 2005 presentation. These reclassifications have no impact on previously reported net income or cash flows.

Stock-Based Compensation

Pursuant to SFAS No. 123, Accounting for Stock-Based Compensation, the Company accounts for employee stock options under Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and follows the disclosure-only provisions of SFAS No. 123. Under APB No. 25, compensation expense is based on the difference, if any, on the date of the grant, between the estimated fair value of the Company’s common stock and the exercise price of options to purchase that stock. For purposes of estimating the compensation cost of the Company’s option grants in accordance with SFAS No. 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. If the Company had determined its compensation cost for the Company’s stock-based compensation plan based on the fair value at the grant dates for the awards under a method prescribed by SFAS No. 123, the Company’s net income (loss) would have been changed to the pro forma net income (loss) indicated below (in thousands, except per share amounts):

	Three months ended March 31,
	2005	2004 As restated
Net income (loss)	$(41)	$2,048
Add: Employee stock-based compensation expense included in reported net income, net of tax	409	141
Less: Total employee stock-based compensation expense determined under fair value, net of tax	(929)	(669)

Pro forma net income (loss)	$(561)	$1,520

Basic net income (loss) per share:
As reported	$0.00	$0.08
Pro forma	$(0.02)	$0.06
Diluted net income (loss) per share:
As reported	$0.00	$0.07
Pro forma	$(0.02)	$0.05

The fair value of each option grant is estimated on the date of grant using the fair value method with the following weighted average assumptions:

Risk free interest rate	3.94%	2.55%
Expected life	3	4
Expected dividends	$—	$—
Volatality	70%	99%

Recent Accounting Pronouncements

In March 2004, the FASB issued EITF Issue No. 03-01 (EITF 03-01), The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, which provides new guidance for assessing impairment losses on investments. Additionally, EITF 03-01 includes new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB delayed the implementation of the accounting provisions of EITF 03-01; however, the disclosure requirements remain effective for annual periods ending after June 15, 2004. We have complied with the disclosure requirements and will evaluate the impact of EITF 03-01 once the final guidance is issued.

In December 2004, the FASB revised SFAS No. 123 (“SFAS 123(R)”), Share-Based Payment, which requires companies to expense the estimated fair value of employee stock options and similar awards. On April 14, 2005, the SEC adopted a new rule amending the compliance dates for SFAS 123(R). In accordance with the new rule, the accounting provisions of SFAS 123(R) will be effective for the Company beginning on January 1, 2006. The Company will adopt the provisions of SFAS 123(R) using a modified prospective application. Under a modified prospective application, SFAS 123(R) will apply to new awards and to awards that are outstanding on the effective date and are subsequently modified or cancelled. Compensation expense for outstanding awards for which the requisite service had not been rendered as of the effective date will be recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under SFAS 123. The Company is in the process of determining how the new method of valuing stock-based compensation as prescribed in SFAS 123(R) will be applied to valuing stock-based awards granted after the effective date and the impact the recognition of compensation expense related to such awards will have on its financial statements. The Company expects the adoption of SFAS 123(R) will have a material adverse impact on the Company’s net income and net income per share.

In March 2005, the SEC staff issued guidance on SFAS 123(R). Staff Accounting Bulletin No. 107 (“SAB 107”) was issued to assist preparers by simplifying some of the implementation challenges of SFAS 123(R) while enhancing the information that investors receive. SAB 107 creates a framework that is premised on two overarching themes: (a) considerable judgment will be required by preparers to successfully implement SFAS 123(R), specifically when valuing employee stock options; and (b) reasonable individuals, acting in good faith, may conclude differently on the fair value of employee stock options. Key topics covered by SAB 107 include: (a) valuation models – SAB 107 reinforces the flexibility allowed by SFAS 123(R) to choose an option-pricing model that meets the standard’s fair value measurement objective; (b) expected volatility – SAB 107 provides guidance on when it would be appropriate to rely exclusively on either historical or implied volatility in estimating expected volatility; and (c) expected term – the new guidance includes examples and some simplified approaches to determining the expected term under certain circumstances. The Company will apply the principles of SAB 107 in conjunction with its adoption of SFAS 123(R).

In December 2004, FASB Staff Position No. FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“FSP FAS 109-2”) was issued, providing guidance under SFAS 109, “Accounting for Income Taxes” for recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004, enacted on October 22, 2004. FSP FAS 109-2 allows time beyond the financial reporting period of enactment to evaluate the effects of the Jobs Act before applying the requirements of FSP FAS 109-2. Accordingly, we are evaluating the potential effects of the Jobs Act and have not adjusted our tax expense or deferred tax liability as of March 31, 2005. We will complete our evaluation by the end of 2005.

NOTE 3— OTHER COMPREHENSIVE INCOME (LOSS)

Other comprehensive income (loss) consists of unrealized gain (loss) on available-for-sale investments and foreign currency translation adjustments during the period.

The components of comprehensive income (loss) are as follows (in thousands):

	Three months ended March 31,
	2005	2004 As restated
Net income (loss)	$(41)	$2,048
Unrealized gain (loss) on available-for-sale investments	(3)	4
Foreign currency translation adjustments	(148)	89

Comprehensive income (loss)	$(192)	$2,141

NOTE 4—EARNINGS PER SHARE

Basic net income (loss) per share excludes the effect of the potentially dilutive securities and is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted net income (loss) per share reflects the potential dilution of securities by adding dilutive common stock options and shares subject to repurchase to the weighted average number of common shares outstanding for the period.

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net income (loss) per share is as follows (in thousands, except per share data):

	Three months ended March 31,
	2005	2004 As restated
Calculation of basic net income per share:
Net income (loss)	$(41)	$2,048
Weighted average common shares outstanding	25,982	27,122

Net income per share, basic	$0.00	$0.08

Calculation of diluted net income per share:
Net income (loss)	$(41)	$2,048
Weighted average - common shares outstanding	25,982	27,122
Dilutive securities - common stock options and non-vested shares	—	1,981

Weighted average - common shares outstanding and potentially dilutive common shares	25,982	29,103

Net income (loss) per share, diluted	$0.00	$0.07

Anti-dilutive common stock and non-vested common stock, not included in net income per share calculation:	1,674	671

NOTE 5—ACCOUNTING FOR GOODWILL

The Company’s goodwill balance as of March 31, 2005 is $10.9 million compared to $11.0 as of December 31, 2004. The change was due to foreign currency translation. The Company performed its last goodwill impairment test in September 2004 and determined that there had been no impairment to its goodwill. There can be no assurance, however, that a material impairment charge will not be recorded in the future.

NOTE 6—CAPITALIZED SOFTWARE DEVELOPMENT COSTS

The Company accounts for certain software development costs, including purchased software, in accordance with SFAS No. 86, “Accounting for Costs of Computer Software to be Sold, Leased or Otherwise Marketed.” In the three months ended March 31, 2005 and 2004, the Company capitalized $0 and $15,000, respectively. Capitalized software is typically amortized over a period of 36 months. The remaining lives of the capitalized software at March 31, 2005 are between 12 months and 33 months. The capitalized software development costs are as follows (in thousands):

	As of March 31, 2005			As of December 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Capitalized software	$6,283	$5,246	$1,037	$6,283	$4,735	$1,548

The net capitalized software costs are classified as “Other assets” on the Company’s balance sheet.

NOTE 7—RESTRUCTURING AND IMPAIRMENT LOSS

During the year ended December 31, 2004, the Company recorded a restructuring and impairment charge of $4.0 million related to the consolidation of our office leases in San Francisco. The restructuring charge included $2.8 million charge, which represented the net present value of the Company’s future contractual lease obligations net of any sublease income and $530,000 of other expenses, principally lease commissions, legal fees and other subtenant allowances.

In addition to the restructuring provision, the Company abandoned approximately $680,000 of leasehold improvements and excess furniture and fixtures.

A summary of the restructuring accrual is as follows (in thousands):

	Facility Leases, Net of Sublease Income	Other Restructuring Expenses	Total
Balance as of December 31, 2004	$2,428	$31	$2,459
Net cash payments during the three months ended March 31, 2005	$(193)	$(27)	(220)

Balance as of March 31, 2005	$2,235	$4	$2,239

As of March 31, 2005, approximately $1.6 million of the restructuring accrual is recorded as long-term liabilities.

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

	Number of Shares (thousands)	Cost of Repurchase (thousands)	Average Cost
Initial repurchase program authorized in September 2001	1,000
Increased in repurchase program authorized in July 2002	1,230
Increased in repurchase program authorized in July 2004	1,000
Increased in repurchase program authorized in October 2004	1,000

Total authorized for repurchase	4,230

Shares repurchased in 2001	219	$1,781	$8.13
Shares repurchased in 2002	712	3,335	4.68
Shares repurchased in 2003	231	1,171	5.07
Shares repurchased in 2004	1,519	11,182	7.36
Shares repurchased in 2005	11	78	7.09

Total shares repurchased	2,692	$17,547	$6.52

Remaining shares available for repurchase at March 31, 2005	1,538

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

Revenues and long-lived assets by geographic regions are as follows (in thousands):

	Three months ended March 31,
	2005	2004
Revenues:
North America (1)	$10,886	$11,175
United Kingdom	774	1,155
Other	1,519	1,914

Total	$13,179	$14,244

(1)	Includes gross revenue related to Canada of $598,000 and $522,000 for the three months ended March 31, 2005 and 2004, respectively.

Long-lived assets by geographic regions are as follows:

	As of March 31, 2005	As of December 31, 2004
Long lived assets:
United States	$2,054	$2,356
Canada	228	269
United Kingdom	220	268
Australia	28	29

Total	$2,530	$2,922

NOTE 10—COMMITMENTS AND CONTINGENCIES

Bank Credit Facility

A financial institution issued an irrevocable standby letter of credit for approximately $120,000 in relation to a real estate lease agreement executed in April 2004. The standby letter of credit will expire on June 1, 2005.

Leases

The Company leases office space and equipment under non-cancelable operating lease agreements that expire at various dates through 2009. The Company recognizes rent expense on a straight-line basis over the lease period and has accrued for rent expense incurred but not paid. Some of the lease agreements have renewal options ranging from one to five years. In April 2004, the Company announced a restructuring plan. As a part of that plan, the Company entered into a new five-year lease commitment and subleased the remainder of its long-term San Francisco office leases. The lease and subleases were executed in April 2004. The subleases will expire in July 2008. The Company’s net contractual sublease income over the remaining duration of the subleases is $894,000 payable as $201,000 in 2005, $269,000 per year in years 2006 and 2007 and $155,000 in 2008.

The Company entered into a three-year capital lease agreement in June 2004, for approximately $499,000 to finance the acquisition of certain furniture and fixtures and computer equipment. The capital lease agreement bears an interest rate of 6.1% per annum and has a $1 buyout option at its expiration in June 2007.

Gross lease payment obligations under the non-cancelable operating and capital lease are as follows (in thousands):

Year Ending December 31,	Capital Lease	Operating Leases	Bank Letter of Credit	Total
2005	$136	$1,248	$120	$1,504
2006	182	1,395	—	1,577
2007	76	1,228	—	1,304
2008	—	707	—	707
2009	—	303	—	303

Total minimum payments	394	$4,881	$120	$5,395

Less: amount representing interest	25

Present value of net minimum lease payments	$369

Contingencies

In October 2002, The Client Server Factory Inc. filed a claim in the Superior Court for the County of San Francisco alleging causes of action for breach of fiduciary duty for misappropriation and theft of corporate opportunity, fraud, negligent misrepresentation, conspiracy and other similar claims. These claims are primarily related to alleged activities of Wayne Williams, currently the Company’s Chief Technology Officer, and an entity in which Mr. Williams previously held an interest, EngineeringPerformance, Inc., prior to November 2000, when the Company acquired Engineering Performance and Mr. Williams joined the Company. The complaint names as defendants, in addition to Mr. Williams, Stonegate Insurance Company LTD, a company owned by Mr. Williams through which he held his interest in EngineeringPerformance; EngineeringPerformance Inc. and a related company, EngineeringPerformance, LLC; and the Company and Stephen Wong, the Company’s President and Chief Executive Officer. Among other things, the complaint alleges that the defendants conspired together to deprive the plaintiff of its proprietary rights to software that the Company acquired from EngineeringPerformance, Inc., which is being used in a product that the Company is currently selling and marketing. The plaintiff is seeking damages of $10.0 million plus punitive damages, as well as restitution and disgorgement of certain earnings, profits, compensation, and benefits.

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

NOTE 11 – RESTATEMENT OF FINANCIAL STATEMENTS

The Company restated its consolidated financial statements for the years ended December 31, 2000 through 2003 and for each of the quarters in 2003 and the first three quarters of 2004 (“Restatement for Prior Years”) to correct errors in accounting for the impact of foreign currencies and income taxes.

The foreign currency errors related to both transaction and translation gains and losses. The foreign currency transaction error resulted from the foreign currency translation effects related to intercompany balances being recorded as a component of the cumulative translation adjustment within stockholders’ equity as a component of comprehensive income, rather than in the statement of operations. The foreign currency translation error resulted from the failure to record certain foreign currency translation adjustments, mainly related to goodwill, which should have been recorded as a component of the cumulative translation adjustment within stockholders’ equity as a component of comprehensive income.

The impact of these adjustments was reflected in the Annual Report on Form 10-K/A for the year ended December 31, 2004 filed with the Securities and Exchange Commission on April 25, 2005. The Restatement for Prior Years is separate from, and in addition to, the restatement of our financial results for the first and second quarters of 2004, which resulted from an internal investigation into revenue recognition practices related to transactions with certain distributors and resellers, principally those of our United Kingdom subsidiary, Embarcadero Europe Ltd. (the “2004 Restatement”). The effects of the 2004 Restatement were reflected in our amended Quarterly Reports on Form 10-Q/A filed with the Securities and Exchange Commission on January 18, 2005.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes included in this Form 10-Q, and with our management’s discussion and analysis included in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2004, filed on April 25, 2005.

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

Overview

We provide data lifecycle management solutions that help companies build, optimize, test, and manage their critical data, database, and application infrastructures, allowing them to provide better service with fewer resources. We earn revenues from the worldwide sale of these software solutions and related maintenance and support services to corporations, government agencies, educational institutions, and other entities. Information technology (IT) budgets, as well as macroeconomic conditions, affect demand for our products. In addition, our sales are impacted by competitive conditions, market acceptance of our product offerings, and our ability to execute our sales plans successfully. We have historically derived a significant percentage of our revenues from our DBArtisan product line. For the quarter ended March 31, 2005, DBArtisan and DBArtisan add-on products accounted for more than 35% of our license revenues. This product line is expected to continue to account for a significant portion of our net revenues for the foreseeable future. As a result of this revenue concentration, our business could be harmed by a decline in demand for this product or its related product line.

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

In 2001, 2002, and the first half of 2003, global economic conditions had a negative impact on IT spending and affected sales of our products. However, we saw an improvement in license sales in the second half of 2003 as customers seemed more willing to spend money to bolster their IT infrastructures. In 2004, we continued to see improvements on the fundamentals of our market and broader acceptance of our core and new products, as our total revenues increased 8.4% to $56.3 million. In the first quarter of 2005, primarily due to an unexpected slowdown in closure rates of sales transactions in the United States that may have been Company specific or a result of macroeconomic changes, and also due to the organizational disruption in our U.K. subsidiary related to our Audit Committee investigation, we did not meet our revenue projections and total revenues decreased to $13.2 million for the three months ended March 31, 2005. However, we are expecting a slight increase in demand for our data lifecycle management solutions during the remainder of 2005.

Most of our operating expenses are related to personnel and related overhead costs, facilities, outside research and development contractors, and legal and other professional service costs. Over the past 12 months, our general and administrative costs have increased significantly due to increased costs associated with new compliance requirements for public companies, increased costs associated with the restatement of our financials for prior periods, and increased legal costs associated with litigation and general legal services. We expect general and administrative costs will generally remain higher relative to prior periods as we incur ongoing incremental costs in order to comply with the Sarbanes-Oxley Act of 2002 and the additional rules and regulations promulgated by the

SEC and NASDAQ National Market. These increased costs include the hiring of additional personnel, as well as costs related to outside legal, accounting and advisory services.

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

The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts in our consolidated financial statements. We evaluate our estimates on an on-going basis, including those related to revenue recognition, allowances for doubtful accounts and returns, capitalized research and development costs, lease related impairment loss, goodwill impairment, accounting for income taxes, and accounting for deferred stock-based compensation. We base our estimates on historical experience and on various other assumptions that we believe reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Although actual results have historically been reasonably consistent with management’s expectations, the actual results may differ from these estimates or our estimates may be affected by different assumptions or conditions.

We believe there have been no significant changes during the three months ended March 31, 2005 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2004, filed with Securities and Exchange Commission on April 25, 2005.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentage relationship of certain items from the Company’s condensed consolidated statements of operations to total revenues:

	Three months ended March 31,
	2005		2004 As restated
Revenues:
License	46.5%		50.6%
Maintenance	53.5		49.4

Total revenues	100.0		100.0
Cost of revenues:
License	0.9		0.5
Amortization of acquired technology	3.8		4.8
Maintenance	4.2		4.4

Total cost of revenues	8.9		9.7

Gross profit	91.1		90.3

Operating expenses:
Research and development	29.9		26.5
Sales and marketing	43.6		35.9
General and administrative	20.2		8.5

Total operating expenses	93.7		70.9

Income from operations	(2.6)		19.4
Other income, net	2.1		1.5

Income before provision for income taxes	(0.5)		20.9
Provision for income taxes	0.2		(6.5)

Net income	(0.3	) %	14.4%

Total Revenues. Total revenues were $13.2 million for the three months ended March 31, 2005, a decrease of 7.5% over the $14.2 million reported for the comparable period in 2004. The decrease in total revenue was due primarily to a significant decrease in total revenue generated by our U.K. subsidiary and to a lesser extent our North American sales organization (see “Segment and Geographic Reporting” in Note 9 of the Notes to the Condensed Consolidated Financial Statements).

	Three months ended March 31,		Change
	2005	2004 As restated	Amount	Percent
Revenues:
License	$6,123	$7,207	$(1,084)	(15.0)%
Maintenance	7,056	7,037	19	0.3

Total revenues	$13,179	$14,244	$(1,065)	(7.5)%

License. License revenues were $6.1 million for the three months ended March 31, 2005, representing a 15.0% decrease from the $7.2 million reported for the comparable period in 2004. The decrease in license revenues was attributable to lower international revenues due primarily to personnel changes in our U.K. subsidiary as a result of our Audit Committee internal investigation. In addition, and to a lesser extent, license revenues generated by our North American sales operation decreased due to lower sales closure rates. Future license revenues cannot be predicted and will vary based on IT spending, competitive conditions, normalization of our international operations, and general sales.

Maintenance. Maintenance revenues were $7.1 million for the three months ended March 31, 2005, representing a slight increase over the $7.0 million reported for the comparable period in 2004. Maintenance revenues are based on license revenue growth and maintenance renewal rates. Maintenance revenues were relatively consistent with the comparable period primarily due to the decline in license revenues as discussed above and consistent maintenance renewal rates. We expect that maintenance revenue will remain consistent as a percentage of revenues or decline slightly as a percentage of total revenues, if license revenues increase.

Cost of Revenues

	Three months ended March 31,		Change
	2005	2004 As restated	Amount	Percent
Cost of revenues
License	$113	$74	$39	52.7%
Amortization of acquired technology	507	690	(183)	(26.5)
Maintenance	558	622	(64)	(10.3)

Total cost of revenues	$1,178	$1,386	$(208)	(15.0)%

License. Cost of license revenues consists primarily of royalties, credit card processing fees and product media and packaging. Cost of license revenues was $113,000 for the three months ended March 31, 2005, as compared to $74,000 for the comparable period in 2004. The increase in absolute dollars for the three months ended March 31, 2005, from the comparable period in 2004, was primarily due to an increase of $32,000 for royalty fees and an $8,000 increase in product media, packaging and shipping costs.

Amortization of acquired technology. This amortization relates to licensed technologies acquired from third parties that were deemed to have reached technological feasibility at the date of acquisition and therefore capitalized, as well as internally developed and capitalized software development costs. The amortization of capitalized software was $507,000 and $690,000 for the three months ended March 31, 2005 and 2004, respectively. In the fourth quarter of 2004, certain of our intangible assets became fully amortized, resulting in a decrease in amortization expense for the first quarter of 2005. The costs of the amortization may vary in the future depending on the mix of internally developed versus acquired products. At March 31, 2005, the net book values of our capitalized software are approximately $1.0 million and have remaining lives between 12 months and 33 months. The net capitalized software costs are classified as “Other assets” on the Company’s balance sheet.

Maintenance. Cost of maintenance revenues consists primarily of customer support personnel and related expenses, including payroll, employee benefits and allocated overhead. Cost of maintenance revenues was $558,000 for the three months ended March 31, 2005, or 7.9% of maintenance revenues, as compared to $622,000, or 8.8% of maintenance revenues, for the comparable period in 2004. The decrease in absolute dollars for the three months ended March 31, 2005, from the comparable period in 2004, was primarily due to a decrease in professional service fees of $31,000, a decrease in wages of $19,000, and a decrease of $26,000 in allocated overhead. We expect to hire more support personnel to support our expanding product line and customer base. When we hire such personnel, we expect cost of maintenance revenues to increase in absolute dollars and potentially to increase as a percentage of maintenance revenues if the additional personnel are hired in advance of an increase in the related revenue.

Operating Expenses

	Three months ended March 31,		Change
	2005	2004 As restated	Amount	Percent
Operating expenses:
Research and development	$3,942	$3,774	168	4.5%
Sales and marketing	5,748	5,111	637	12.5
General and administrative	2,653	1,213	1,440	118.7

Total operating expenses	$12,343	$10,098	$2,245	22.2%

Research and Development. Research and development expenses consist primarily of wages and related expenses, including payroll and employee benefits, allocated overhead, non-cash stock-based compensation, as well as expenses related to third party development services. Research and development expenses were $3.9 million, or 29.9% of revenues, for the three months ended March 31, 2005, and $3.8 million, or 26.5% of revenues, for the comparable period in 2004. The increase in absolute dollars of research and development expenditures was due primarily to an increase in wages and related costs of $159,000. We anticipate that we will continue to invest significant resources into research and development activities in order to develop new products, advance the technology in our existing products and to develop new business opportunities.

Sales and Marketing. Sales and marketing expenses consist primarily of personnel and related expenses, commissions earned by sales personnel, non-cash stock-based compensation, trade shows, travel and other marketing communication costs, such as advertising and other marketing programs. Sales and marketing expenses were $5.7 million for the three months ended March 31, 2005, or 43.6% of revenues, and $5.1 million or 35.9% of revenues, for the comparable period in 2004. The increase in absolute dollars of sales and marketing expenditures for the three months ended March 31, 2005, from the comparable period in 2004, was mainly due to a $256,000 increase in wage related costs including $71,000 of non-cash stock-based compensation, an increase of approximately $164,000 in marketing related activities, recruitment fees of $119,000, a $96,000 increase in sales events, and an increase of approximately $57,000 in sales related travel and entertainment expenses. We intend to selectively increase staff in our sales organization and to create select marketing programs and, accordingly, expect that future sales and marketing expenditures will increase in absolute dollars.

General and Administrative. General and administrative expenses consist primarily of personnel and related expenses, general operating expenses and non-cash stock-based compensation. General and administrative expenses were $2.7 million, or 20.2% of revenues, for the three months ended March 31, 2005 and were $1.2 million, or 8.5% of revenues, for the comparable period in 2004. The increase in absolute dollars and as a percentage of revenues was mainly due to a $1.1 million increase in professional fees due to Sarbanes-Oxley compliance, audit committee investigation and financial restatement, a $47,000 recruitment fees associated with enhancing our accounting and finance capabilities and international management team, and a $126,000 increase in wage related expenses. We expect general and administrative costs will generally remain higher relative to prior periods as we incur costs in order to comply with the Sarbanes-Oxley Act of 2002 and additional rules and regulations promulgated by the SEC and NASDAQ National Market. These increased costs include the hiring of additional personnel, as well as costs related to outside legal, accounting and advisory services. We also expect increased general and administrative costs in the second and third quarters of 2005 related to our pending litigation.

Provision for Income Taxes. Under SFAS No. 109, Accounting for Income Taxes (“SFAS No. 109”), deferred assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse. SFAS No. 109 provides for the recognition of deferred tax assets if realization of such assets is more likely than not. The provision for income taxes was a tax benefit of $23,000 for the three months ended March 31, 2005 and tax expense of $924,000 for the three months ended March 31, 2004. The estimated effective tax rate for the three months ended March 31, 2005 and 2004 was 36% and 31%, respectively. The increase in the effective tax rate is primarily due to a reduction in tax benefits resulting from stock options.

The exercise of stock options typically creates disqualifying dispositions which benefits the overall corporate tax rate. It is impossible to forecast the exercise of our outstanding common stock options or the disqualifying dispositions associated with them. The benefits received from the disqualifying dispositions can only be considered in calculating a Company’s tax rate in the period in which they are realized. In the past, our effective tax rate has declined due to occurrence of such disqualifying dispositions. There were no disqualifying dispositions during the three months ended March 31, 2005.

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

In December 2004, the FASB revised SFAS No. 123 (“SFAS 123(R)”), Share-Based Payment, which requires companies to expense the estimated fair value of employee stock options and similar awards. On April 14, 2005, the SEC adopted a new rule amending the compliance dates for SFAS 123(R). In accordance with the new rule, the accounting provisions of SFAS 123(R) will be effective for the Company beginning on January 1, 2006. The Company will adopt the provisions of SFAS 123(R) using a modified prospective application. Under a modified prospective application, SFAS 123(R) will apply to new awards and to awards that are outstanding on the effective date and are subsequently modified or cancelled. Compensation expense for outstanding awards for which the requisite service had not been rendered as of the effective date will be recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under SFAS 123. The Company is in the process of determining how the new method of valuing stock-based compensation as prescribed in SFAS 123(R) will be applied to valuing stock-based awards granted after the effective date and the impact the recognition of compensation expense related to such awards will have on its financial statements. The Company expects the adoption of SFAS 123(R) will have a material adverse impact on the Company’s net income and net income per share.

In March 2005, the SEC staff issued guidance on SFAS 123(R). Staff Accounting Bulletin No. 107 (“SAB 107”) was issued to assist preparers by simplifying some of the implementation challenges of SFAS 123(R) while enhancing the information that investors receive. SAB 107 creates a framework that is premised on two overarching themes: (a) considerable judgment will be required by preparers to successfully implement SFAS 123(R), specifically when valuing employee stock options; and (b) reasonable individuals, acting in good faith, may conclude differently on the fair value of employee stock options. Key topics covered by SAB 107 include: (a) valuation models – SAB 107 reinforces the flexibility allowed by SFAS 123(R) to choose an option-pricing model that meets the standard’s fair value measurement objective; (b) expected volatility – SAB 107 provides guidance on when it would be appropriate to rely exclusively on either historical or implied volatility in estimating expected volatility; and (c) expected term – the new guidance includes examples and some simplified approaches to determining the expected term under certain circumstances. The Company will apply the principles of SAB 107 in conjunction with its adoption of SFAS 123(R).

In December 2004, FASB Staff Position No. FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“FSP FAS 109-2”) was issued, providing guidance under SFAS 109, “Accounting for Income Taxes” for recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004, enacted on October 22, 2004. FSP FAS 109-2 allows time beyond the financial reporting period of enactment to evaluate the effects of the Jobs Act before applying the requirements of FSP FAS 109-2. Accordingly, we are evaluating the potential effects of the Jobs Act and have not adjusted our tax expense or deferred tax liability as of March 31, 2005. We will complete our evaluation by the end of 2005.

LIQUIDITY AND CAPITAL RESOURCES

We have funded our business to date from cash generated by our operations and financings. In April 2000, we completed our initial public offering of common stock, generating net proceeds to us of approximately $43.0 million. As of March 31, 2005, we had cash, cash equivalents and short-term investments of $63.1 million.

Operating Activities

The table aggregates certain line items from the cash flow statement to present the key items affecting our operating activities (in thousands):

	Three months ended March 31,
	2005	2004 As restated
Net income (loss)	$(41)	$2,096
Non-cash adjustments	1,660	1,448
Decrease (increase) in operating assets	825	(779)
Increase (decrease) in operating liabilities	922	(351)

Net cash provided by operating activities	$3,366	$2,414

Our primary source of operating cash flows is the collection of accounts receivable from our customers. We measure the effectiveness of our collections efforts by an analysis of average accounts receivable daily sales outstanding (DSO). Collection of accounts receivable and related DSO could fluctuate in the future periods due to timing and amount of our revenues and the effectiveness of our collection efforts. In the future, collections could also fluctuate based upon the payment terms we extend to our customers. In the past, our payment terms have typically been net thirty days. Our DSO for the three months ended March 31, 2005 and 2004 were 51 days and 53 days, respectively.

The non-cash adjustments include depreciation and amortization of property and equipment and intangible assets, as well as amortization of deferred stock-based compensation and options issued in exchange for services. These non-cash adjustments may increase or decrease and, as a result, positively or negatively impact our future operating results, but they will not have a corresponding impact on our cash flows. The increases in non-cash adjustments were mainly due to an increase of $382,000 in non-cash stock-based compensation expense, and a decrease of $183,000 in amortization of acquired technology and other intangible assets.

The decrease in operating assets during the three months ended March 31, 2005 was primarily due to a decrease in accounts receivable of $885,000. The increase in operating liabilities during the three months ended March 31, 2005 was primarily due to an increase of $978,000 in deferred revenue, offset by a decrease in accounts payable and accrued liabilities of $56,000.

Our operating cash flows may be impacted in the future by the timing of payments to our vendors for accounts payable. We typically pay our vendors and service providers in accordance with their invoice terms and conditions. The timing of cash payments in future periods will be impacted by the nature of accounts payable arrangements and management’s assessment of our cash inflows.

Investing Activities

The table aggregates certain line items from the cash flow statement to present the key items affecting our investing activities (in thousands):

	Three months ended March 31,
	2005	2004
Proceeds from sales or maturities of investments	$42,485	$26,645
Purchase of investments	(100)	(28,287)
Purchase of property and equipment	(56)	(296)
Technology acquired and developed	—	(15)

Net cash provided by (used in) investing activities	$42,329	$(1,953)

The main source of cash provided by investing activities during the three months ended March 31, 2005 is the maturities of or proceeds from sales of short term investments, which were converted into cash equivalents. As of March 31, 2005, due to timing, we had not yet re-invested the sales proceeds from our auction rate securities, so the proceeds remained in the cash equivalent accounts.

The main use of cash used in investing activities during the three months ended March 31, 2005 is the purchase of marketable securities for investment purposes, which were converted from cash equivalents. We intend to be consistent with our historical investment practices and invest in high quality short-term investments. We expect to continue to acquire such investments in the future and receive proceeds from them as they mature or are sold.

Included in cash used for investing activities were purchases of property and equipment and technology acquired and developed. For the three months ended March 31, 2005 and 2004, purchases of property and equipment were $56,000 and $296,000, respectively.

Financing Activities

The table below presents the key items affecting our financing activities (in thousands):

	Three months ended March 31,
	2005	2004
Payments for repurchase of common stock	$(79)	$—
Payments of principal under capital lease obligation	(40)	—
Proceeds from exercise of stock options	73	1,952

Net cash provided by (used in) financing activities	$(46)	$1,952

The primary source of financing activities during the three months ended March 31, 2005 and 2004 was the exercise of approximately 13,000 and 390,000 stock options for $73,000 and $2.0 million, respectively Our future liquidity and capital resources could be impacted by the exercise of outstanding common stock options and the cash proceeds we receive upon exercise of these securities. Further, we have approximately 1.2 million shares available to issue under our current plans. The timing of the issuance, the duration of their vesting provision and the grant price will all impact the timing of any proceeds. However, we cannot estimate the amount of such proceeds at this time. The main use of cash in financing activities during the three months ended March 31, 2005 was the repurchase of 11,000 shares of our outstanding stock for $79,000. We currently have approximately 1.5 million shares authorized for repurchase. The timing of future repurchases and the price paid for the shares could have a material impact on our liquidity.

In June 2004, we entered into a $499,000 three-year capital lease agreement with a financial institution to finance acquisition of certain furniture and fixtures and computer equipment. The capital lease agreement bears interest of 6.1% per annum and has a $1 buyout at its expiration in June 2007. It is likely we will enter into additional capital lease arrangements as long as interest rates remain attractive.

In August 2004, we terminated our $3.0 million revolving credit facility with a financial institution. We did not intend to utilize this line of credit due to our liquidity position. The financial institution issued an irrevocable standby letter of credit for approximately $120,000 in relation to a real estate lease agreement executed in April 2004. The standby letter of credit expires on June 1, 2005. We plan on renewing the stand-by letter of credit prior to its expiration.

We had net deferred tax assets totaling $4.7 million as of March 31, 2004 and as of December 31, 2004. We believe that these net assets will be realizable in the future. In addition, as of December 31, 2004 the Company had federal and state net operating loss carry forwards (“NOLs”) of approximately $5.0 million and $7.1 million, respectively. These NOLs can be carried forward to offset future taxable income, if any. The federal and state NOLs expire in 2006 through 2021, if not utilized. As of December 31, 2004, the Company had federal, state and foreign research and development credits of approximately $1.6 million, $234,000 and $592,000, respectively. The federal credits expire in 2020 through 2023. The foreign credits expire in 2011 through 2013. The state credits do not expire. Pursuant to the provisions of Section 382 of the Internal Revenue Code, the amount of benefits from NOLs available to the Company may be limited.

Our contractual obligations consisted of facility lease commitments, operating leases for office equipment, and capital leases for property and equipment. In April 2004, we announced a restructuring plan, and, as a part of that plan, we entered in to a new five-year lease commitment and subleased the remainder of our long-term San Francisco office leases. Gross lease payment obligations under the non-cancelable operating and capital leases are as follows (in thousands):

Year Ending December 31,	Capital Lease	Operating Leases	Bank Letter of Credit	Total
2005	$136	$1,248	$120	$1,504
2006	182	1,395	—	1,577
2007	76	1,228	—	1,304
2008	—	707	—	707
2009	—	303	—	303

Total minimum payments	394	$4,881	$120	$5,395

Less: amount representing interest	25

Present value of net minimum lease payments	$369

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

We have restated our previously issued financial statements and have material weaknesses in our internal control over financial reporting that require remediation. Pursuant to Section 404 of the Sarbanes-Oxley Act, we have concluded that our internal control over financial reporting was not effective as of December 31, 2004.

Our Annual Report on Form 10-K included restated consolidated financial information for fiscal years 2000 through 2003, as well as for the first three quarters of 2004. The restatement of financial information results from errors that were identified with respect to the accounting for the impact of foreign currencies and for income taxes. We concluded that these errors constituted “material weaknesses” in our internal control over financial reporting. The existence of material weaknesses precluded us from concluding that our internal control over financial reporting was effective as of December 31, 2004.

In addition, following the third quarter of 2004, our Audit Committee conducted an internal investigation focused on our revenue recognition practices related to transactions with certain distributors and resellers, principally those of our United Kingdom subsidiary, Embarcadero Europe. Upon completion of this investigation, we concluded that it was necessary to restate our financial statements to properly reflect sales to certain distributors and resellers on a sell-through basis, which is consistent with our revenue recognition policy, for the quarters ended March 31 and June 30, 2004. This restatement resulted from a material weakness in our internal control over financial reporting with respect to the reporting of transactions principally conducted by Embarcadero Europe. Following discovery of the material weakness, we have taken steps, including replacing certain employees of our U.K. subsidiary and appointing a new international controller as of March 2005, to strengthen our internal controls over financial reporting to prevent the recurrence of the circumstances that resulted in our determination to restate prior period financial statements.

Because we concluded that our internal control over financial reporting was not effective at December 31, 2004, we could be subject to regulatory sanctions and a loss of public confidence in our internal controls. In addition, any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to timely meet our regulatory reporting obligations. Any of these failures could have a negative effect on the trading price of our stock. Further, implementation of remediation procedures related to the material weaknesses will consume management’s attention and result in increased general and administrative expenses.

We must meet ongoing stringent requirements of NASDAQ to maintain the listing of our common stock in the NASDAQ National Market.

The NASDAQ Stock Market notified us on November 17, 2004 that our securities were subject to delisting from the NASDAQ National Market due to our failure to timely file a Form 10-Q for the third quarter of 2004. We requested an oral hearing before a NASDAQ Listing Qualifications Panel (the “NASDAQ Panel”) to appeal the delisting proceedings and request additional time to file the Form 10-Q. This oral hearing occurred on December 21, 2004. The NASDAQ Panel took no action at that time. We filed the required Form 10-Q for the third quarter of 2004, along with Forms 10-Q/A for the quarters ended March 31, 2004 and June 30, 2004, all on January 18, 2005. By letter dated January 26, 2005, we received the determination of the Panel granting our request for continued listing in the NASDAQ National Market, subject to the condition that we timely file all required periodic reports for all reporting periods ending on or before December 31, 2005. Our failure to timely file our Annual Report on Form 10-K for the year ended December 31, 2004 resulted in non-compliance with the determination of the NASDAQ Panel. By letter dated April 19, 2005, the NASDAQ Stock Market notified us that our failure to timely file our Annual Report was an additional deficiency that would be considered by the NASDAQ Panel in its determination regarding our continued listing on the NASDAQ National Market. By letter dated May 5, 2005, we received a determination of the Panel granting our request for continued listing on the NASDAQ National Market, subject to continued monitoring of our periodic reports for the periods ending on or before December 31, 2005. If we fail to comply with NASDAQ’s requirements for continued listing, we could be subject to immediate delisting. The delisting of our common stock would significantly affect the ability of investors to trade our securities and would significantly negatively affect the value and liquidity of our common stock.

Our quarterly operating results may fluctuate in future periods, and, as a result, our stock price may fluctuate or decline.

Our operating results have fluctuated from quarter to quarter. We believe that quarter-to-quarter comparisons of our historical results of operations are not indicative of our future performance. Our revenues and operating results may continue to vary significantly from quarter to quarter due to a number of factors, including the factors discussed below. Seasonal variations in orders for our products also contribute to fluctuations in our quarterly operating results. These fluctuations are likely to cause corresponding volatility in our stock price, particularly if our operating results vary from analysts’ expectations.

Increased costs associated with corporate governance compliance and our Audit Committee investigation may significantly impact the results of our operations.

Changing laws, regulations and standards relating to corporate governance, public disclosure and compliance practices, including the Sarbanes-Oxley Act of 2002, new SEC regulations and NASDAQ National Market rules, are creating uncertainty for companies such as ours in understanding and complying with these laws, regulations and standards. As a result of this uncertainty and other factors, devoting the necessary resources to comply with evolving corporate governance and public disclosure standards has resulted in increased general and administrative expenses and a diversion of management time and attention to compliance activities. We also expect these developments to continue to increase our legal compliance and financial reporting costs. In addition, these developments may make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain such coverage. Moreover, we may not be able to comply with these new rules and regulations on a timely basis. These developments could make it more difficult for us to attract and retain qualified members of our board of directors or qualified executive officers.

Additionally, we have incurred significant legal, accounting and consulting costs in connection with our Audit Committee investigation completed in January 2005. The costs of the investigation totaled $2.0 million, of which $189,000 was recorded in operating expenses in the three month period ended March 31, 2005. As a result, our results of operations for the quarter ended March 31, 2005 were adversely affected. In addition, we will continue to incur increased general and administrative expenses as we implement, test and refine our internal control over financial reporting and recruit new personnel into our finance organization in accordance with Section 404 of the Sarbanes-Oxley Act and the Audit Committee recommendations.

Litigation could continue to increase our general and administrative expenditures and harm our business.

We have been subject to lawsuits as part of our normal course of business, including the suit brought against us by The Client Server Factory relating to our acquisition of Engineering Performance, Inc. in November 2000. This litigation is still pending and contributed to an increase in our general and administrative expenses in 2004. As the case is scheduled for trial in July 2005, the increased costs of preparing for and completing the trial are likely to adversely affect our results of operations for the quarters ending June 30, 2005 and September 30, 2005. Trial preparation is also likely to result in the diversion of our management’s time and attention away from business operations, which could harm our business. In addition, litigation is expensive and unpredictable and could harm our financial condition, results of operations, or cash flows.

If sales of DBArtisan fall, our revenues and income may decline.

A significant portion of our revenues is derived from sales of our DBArtisan product. For the quarter ended March 31, 2005, DBArtisan and DBArtisan add-on products accounted for more than 35% of our license revenues, which is consistent with similar percentages of our license revenues in 2004 and 2003. We expect that sales of DBArtisan will continue to represent a substantial portion of our license revenues for the foreseeable future. In addition, many of our customers initiate a relationship with us by purchasing DBArtisan. If demand for DBArtisan declines due to competition, technological change or other factors, our revenues and income may decline significantly.

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

The markets into which we sell our products are cyclical and are subject to general economic conditions. Although the information technology market has recovered since the second half of 2003 and was generally better in 2004, economic conditions remain uncertain and the recovery may not be sustained. At the end of the first quarter ended March 31, 2005, we noticed a slowdown in sales closure rates in the United States that may have been Company specific or a result of macroeconomic changes. Any renewed slowdowns in the database market or in general economic conditions would likely result in a reduction in demand for our products and our results of operations would be harmed.

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

We have added, and we continue to recruit, new personnel for our finance and sales organization. We have enhanced our accounting and finance capabilities by appointing a new worldwide controller and international controller as of March 2005. In addition, as of April 2005, we have appointed a new vice president of international sales. Our business will not be able to grow if we cannot continue to fill these positions and attract, retain, and motivate other qualified personnel. Competition for qualified employees remains intense and we may not be able to attract, assimilate, or retain highly qualified personnel in the future. There has been in the past and there may also be in the future a shortage of personnel that possess the technical background necessary to sell, support, and develop our products effectively. It has also become more difficult to recruit qualified financial personnel since the implementation of the new laws, regulations and standards relating to corporate governance, public disclosure and financial reporting. Some of our current employees and those that we seek to hire may be subject to non-competition or non-solicitation covenants that could further limit our ability to attract or retain qualified personnel.

Our financial statements have been and could again be impacted by unauthorized and improper actions of our personnel.

As we have experienced with our recent restatements, our financial statements can be adversely impacted by our employees’ errant or improper actions. For instance, revenue recognition depends on, among other criteria, the terms negotiated in our contracts with our customers. Our personnel may act outside of their authority and negotiate additional terms without our knowledge which could impact our ability to recognize revenue in a timely manner. For instance, in the event that our sales personnel have negotiated terms that do not appear in the contract and of which we are unaware, whether the additional terms are written or oral, we could be prevented from recognizing revenue in accordance with our policy. Furthermore, depending on when we learn of unauthorized actions and the size of transactions involved, we may have to restate our financial statements for a previously reported period, which could seriously harm our business, operating results and financial condition. We have implemented new controls to prevent such conduct, but we cannot be certain that these new controls will be effective.

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

We adopted SFAS No. 142 on January 1, 2002, and, as a result, we ceased to amortize goodwill. We now test our goodwill for impairment on an annual basis or in the event of a significant change in our business. We performed our last impairment test in September 2004 and determined that there had been no impairment to our goodwill. As of March 31, 2005, our goodwill balance was $10.9 million. In the future, if we determine that this goodwill has been impaired, we will be required to take a non-recurring charge to write down this asset, which would adversely affect our earnings and book value.

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

We expect to continue to expand our international sales and research and development operations. As a result, we could face a number of risks from our expanding international operations:

•	staffing and managing foreign operations;

•	complying with increased financial accounting and reporting complexities, including implementing effective internal controls across international operations;

•	complying with foreign redundancy notification and severance payment obligations;

•	potentially adverse tax consequences;

•	the loss of revenues and net income resulting from currency fluctuations;

•	compliance with a wide variety of complex foreign laws and treaties;

•	the impact of war or terrorist activities;

•	reduced protection for intellectual property rights in some countries;

•	licenses, tariffs and other trade barriers;

•	longer sales and payment cycles; and

•	costs and difficulties of customizing products for foreign countries.

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

In addition, acquisitions may subject us to unanticipated liabilities or risks, including litigation and the costs and uncertainties related to legal proceedings. For example, we are currently a defendant in litigation related to our acquisition of Engineering Performance, Inc, in November 2000. We are unable to predict an outcome for this litigation at this time. As the alleged damages and related claims against the Company are considerable, an unfavorable outcome would have a material adverse effect on our financial position, results of operations and cash flow.

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

Our executive officers and directors, in the aggregate, beneficially held 23% of our outstanding common stock as of March 31, 2005. These stockholders, if acting together, can significantly influence all matters requiring approval by our stockholders, including the approval of equity compensation plans, the election of directors and the approval of mergers or other business combination transactions.

We expect the price of our common stock to remain volatile, making it difficult for our stockholders to predict the return on their investment.

Since our initial public offering, the market price of our common stock has fluctuated significantly in response to a number of factors, including:

•	market reactions to our announcement of the restatements of our financial statements for the years 2000, 2001, 2002 and 2003, the inability of the investing public to rely on our previously issued financial information for those years and the quarters ended March 31, June 30, and September 30, 2004 and 2003, and the delayed filing of the Form 10-K for 2004;

•	market reaction to our announcement of the delayed filing of our Form 10-Q for the quarter ended September 30, 2004, and the inability of the investing public to rely on our previously issued financial statements for the quarters ended March 31 and June 30, 2004;

•	changes in market valuation of software and technology companies;

•	quarterly variations in our operating results;

•	global and domestic economic and political conditions;

•	changes in financial estimates by securities analysts;

•	announcements that we or our competitors make related to significant contracts, acquisitions, capital commitments, strategic partnerships or product introductions or enhancements;

•	additions or departures of key personnel;

•	stock market price and volume fluctuations, which are particularly volatile among securities of software and Internet companies; and

•	sales of significant amounts of our common stock or other securities in the open market.

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

Interest Rate Risk

Our exposure to market risk for changes in interest rates primarily relates to our investment portfolio, which at March 31, 2005 included fixed-income securities with a fair value of approximately $10.1 million. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. From time to time, some of the securities in which we invest may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with an interest rate fixed at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents, marketable securities in money market funds, tax-exempt municipal auction rate securities and tax exempt municipal bonds. The risk associated with fluctuating interest rates is limited to our investment portfolio. Based on our portfolio as of March 31, 2005, if interest rates were to change by 10%, interest income could be impacted positively or negatively by approximately $105,000 on an annualized basis. There would be no material impact on the fair market value of the portfolio. As of March 31, 2005, all of our investments were in money market accounts, tax-exempt municipal auction rate securities and tax exempt municipal bonds.

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

(a) Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer carried out an evaluation of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934) as of the date of this amended report. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2004 due to the material weaknesses in our internal controls discussed below.

(b) Changes in Internal Controls over Financial Reporting

In connection with the assessment of our internal controls over financial reporting included in our Annual Report on Form 10-K/A filed on April 25, 2005, we determined that material weaknesses existed in our internal controls over financial reporting. In response to these material weaknesses identified, we continued to take steps to strengthen our internal controls over financial reporting. These steps have included the following:

•	We have re-emphasized to our worldwide employee base the importance of our code of conduct, code of ethics and sales policies through a re-certification process. We have implemented a financial code of ethics, which is designed to promote ethical conduct and full, fair and accurate disclosure in our periodic financial reports. We have established a procedure for conducting internal training sessions for employees on applicable policies and procedures.

•	We have enhanced corporate finance oversight and controls for key financial activities for foreign subsidiaries, such as cash management, manual journal entries and daily sales postings.

•	We have enhanced our controls to ensure that products sold through distributors and resellers are shipped to end users.

•	We have revised our policy to require corporate finance approval of the formal credit check process before granting credit to distributors and resellers. We have also revised our policies to require approval by corporate finance of all credit memorandums, including those for end users.

•	We have recruited new personnel to our finance organization to enhance our oversight of international operations and improve our internal control function. We have replaced certain employees of our UK subsidiary and enhanced our financial controls by appointing a new controller in the UK in March 2005. In addition, we appointed a new corporate controller with worldwide responsibilities in April 2005. We plan to continue to recruit new personnel to our finance and accounting organization.

PART II

OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Information with respect to this item is incorporated by reference to Note 10 of the Notes to the Condensed Consolidated Financial Statements included herein on page 11 of this Quarterly Report on Form 10-Q.

ITEM 6.	EXHIBITS

(a) Exhibits:

The following documents are furnished as Exhibits to this Report:

31.1	Certification of Stephen Wong pursuant to Rule 13a-14(a) of the Securities and Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Raj Sabhlok pursuant to Rule 13a-14(a) of the Securities and Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Stephen Wong pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Raj Sabhlok pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EMBARCADERO TECHNOLOGIES, INC.

By:	/s/ Raj P. Sabhlok
Raj P. Sabhlok
Chief Financial Officer and Senior Vice President of Corporate Development

Date: May 9, 2005