Form 10-Q
period 2005-06-30
EMBARCADERO TECHNOLOGIES INC
filed 2005-08-08
CIK 1107112

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005.

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

The number of shares outstanding of the Registrant’s Common Stock as of July 29, 2005 was 26,052,609.

EMBARCADERO TECHNOLOGIES, INC.

PART I- FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

EMBARCADERO TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	June 30, 2005	December 31, 2004 (1)
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$9,867	$7,422
Short-term investments	53,210	52,485
Trade accounts receivable, net	6,788	8,339
Prepaid expenses and other current assets	1,999	1,634
Deferred income taxes	732	732

Total current assets	72,596	70,612
Property and equipment, net	2,271	2,922
Goodwill	10,739	10,950
Deferred income taxes	3,967	3,967
Other assets, net	735	1,672

Total assets	$90,308	$90,123

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$481	$1,004
Accrued liabilities	5,427	5,167
Capital lease obligations	166	171
Deferred revenue	15,708	14,503

Total current liabilities	21,782	20,845
Long-term deferred revenue	197	199
Long-term capital lease obligations	165	238
Long-term restructuring accrual	1,407	1,747

Total liabilities	23,551	23,029

Commitments and contingencies (Note 10)
Stockholders’ Equity:
Common stock: $0.001 par value	26	26
Treasury stock	(19,545)	(17,467)
Additional paid-in capital	85,284	85,462
Accumulated other comprehensive income	517	825
Deferred stock-based compensation	(665)	(2,130)
Retained earnings	1,140	378

Stockholders’ equity	66,757	67,094

Total liabilities and stockholders’ equity	$90,308	$90,123

(1)	The balance sheet as of December 31, 2004 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

EMBARCADERO TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004 (as restated)	2005	2004 (as restated)
Revenues:
License	$6,478	$6,260	$12,601	$13,467
Maintenance	7,498	7,227	14,554	14,264

Total revenues	13,976	13,487	27,155	27,731
Cost of revenues:
License	216	213	464	422
Amortization of acquired technology	192	556	564	1,111
Maintenance	504	620	1,062	1,242

Total cost of revenues	912	1,389	2,090	2,775

Gross profit	13,064	12,098	25,065	24,956
Operating expenses:
Research and development	3,840	3,906	7,782	7,680
Sales and marketing	5,513	5,096	11,261	10,207
General and administrative	2,221	1,543	4,874	2,756
Restructuring and impairment charges	—	4,068	—	4,068
Litigation settlement charge	573	—	573	—

Total operating expenses	12,147	14,613	24,490	24,711

Income (loss) from operations	917	(2,515)	575	245
Other income, net	294	143	572	355

Income (loss) before provision for income taxes	1,211	(2,372)	1,147	600
Benefit from (provision for) income taxes	(408)	1,132	(385)	208

Net income (loss)	$803	$(1,240)	$762	$808

Net income (loss) per share—basic	$0.03	$(0.05)	$0.03	$0.03

Net income (loss) per share—diluted	$0.03	$(0.05)	$0.03	$0.03

Weighted average shares outstanding—basic	26,200	27,394	26,091	27,260

Weighted average shares outstanding—diluted	27,482	27,394	27,509	28,251

Non-cash stock-based compensation included in the above expense:
Cost of revenues	$3	$2	$7	$2
Research and development	(16)	55	258	55
Sales and marketing	126	181	346	330
General and administrative	210	171	389	317

	$323	$409	$1,000	$704

The accompanying notes are an integral part of these condensed consolidated financial statements.

EMBARCADERO TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2005	2004 (as restated)
Cash from operating activities:
Net income	$762	$808
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	760	940
Provision for (reduction in) doubtful accounts	33	(24)
Impairment charges	—	680
Amortization of acquired technology and capitalized software	962	977
Amortization of other intangible assets	—	404
Amortization of deferred stock-based compensation	990	646
Issuance of options in exchange for services	10	58
Changes in operating assets and liabilities:
Trade accounts receivable	1,441	957
Prepaid expenses and other assets	(262)	(574)
Accounts payable and accrued liabilities	(684)	1,538
Deferred revenue	1,324	258

Net cash provided by operating activities	5,336	6,668

Cash from investing activities:
Purchases of investments	(59,165)	(49,262)
Sales and maturities of investments	58,440	40,484
Purchases of property and equipment	(120)	(870)
Technology acquired and developed	—	(15)

Net cash used in investing activities	(845)	(9,663)

Cash from financing activities:
Repurchase of common stock	(2,076)	(588)
Payments of principal under capital lease obligation	(81)	(15)
Proceeds from exercise of stock options	242	2,422

Net cash (used in) provided by financing activities	(1,915)	1,819

Effect of exchange rate changes on cash and cash equivalents	(131)	175
Net increase (decrease) in cash and cash equivalents	2,445	(1,001)
Cash and cash equivalents at beginning of period	7,422	11,427

Cash and cash equivalents at end of period	$9,867	$10,426

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

Operating results for the three and six months ended June 30, 2005, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2005 or for any future period. Further, the preparation of condensed consolidated financial statements requires management to make estimates and assumptions that affect the recorded amounts reported therein. A change in facts or circumstances surrounding the estimates could result in a change to the estimates and impact future operating results.

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES

Reclassifications

In connection with the preparation of its December 31, 2004 financial statements, the Company has reclassified auction rate securities from cash and cash equivalents to short-term investments. The resulting impact of this reclassification on the statement of cash flows for the six months ended June 30, 2004 was to increase the purchase of investments by $37.8 million, increase maturities of investments by $30.8 million and decrease cash and cash equivalents at the beginning of the period and the end of the period by $33.6 million and $40.7 million, respectively.

Stock-Based Compensation

Pursuant to SFAS No. 123, Accounting for Stock-Based Compensation , the Company accounts for employee stock options under Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and follows the disclosure-only provisions of SFAS No. 123. Under APB No. 25, compensation expense is based on the difference, if any, on the date of the grant, between the estimated fair value of the Company’s common stock and the exercise price of options to purchase that stock. For purposes of estimating the compensation cost of the Company’s option grants in accordance with SFAS No. 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. If the Company had determined its compensation cost for the Company’s stock-based compensation plan based on the fair value at the grant dates for the awards under a method prescribed by SFAS No. 123, the Company’s net income (loss) would have been changed to the pro forma net income (loss) indicated below (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004 (as restated)	2005	2004 (as restated)
	(unaudited)		(unaudited)
Net income (loss) as reported	$803	$(1,240)	$762	$808
Add: Total stock-based employee compensation expense included in reported net income (loss), net of related tax effects	214	242	623	383
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(434)	(930)	(1,363)	(1,598)

Net income (loss) pro forma	$583	$(1,928)	$22	$(407)

Net income (loss) per share - basic as reported	$0.03	$(0.05)	$0.03	$(0.03)

Net income (loss) per share - basic pro forma	$0.02	$(0.07)	$0.00	$(0.01)

Net income (loss) per share - diluted as reported	$0.03	$(0.05)	$0.03	$(0.03)

Net income (loss) per share - diluted pro forma	$0.02	$(0.07)	$0.00	$(0.01)

The fair value of each option grant is estimated on the date of grant using the fair value method with the following weighted average assumptions:

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
	(unaudited)		(unaudited)
Risk free interest rate	3.78%	3.02% – 3.78%	3.89%	2.40% – 3.78%
Expected life	3	4	3	4
Expected dividends	—	—	—	—
Volatility	70	99	70	99

Recent Accounting Pronouncements

In December 2004, FASB Staff Position No. FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“FSP FAS 109-2”) was issued and immediately effective, providing guidance under SFAS 109, “Accounting for Income Taxes” for recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (“Jobs Act”), enacted on October 22, 2004. FSP FAS 109-2 allows time beyond the financial reporting period of enactment to evaluate the effects of the Jobs Act before applying the requirements of FSP FAS 109-2. Accordingly, we are evaluating the potential effects of the Jobs Act and have not adjusted our tax expense or deferred tax liability as of June 30, 2005. We will complete our evaluation by the end of 2005.

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

In March 2005, the FASB issued FIN 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143” (“FIN 47”), which requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. FIN 47 is effective for fiscal years ending after December 15, 2005. The Company is currently evaluating the effect that the adoption of FIN 47 will have on its consolidated results of operations and financial condition but does not expect it to have a material impact.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”) which replaces Accounting Principles Board Opinions No. 20 “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements—An Amendment of APB Opinion No. 28.” SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and is required to be adopted by the Company in the first quarter of fiscal 2006. The Company is currently evaluating the effect that the adoption of SFAS 154 will have on its consolidated results of operations and financial condition but does not expect it to have a material impact.

NOTE 3—OTHER COMPREHENSIVE INCOME (LOSS)

Other comprehensive income (loss) consists of unrealized gain (loss) on available-for-sale investments and foreign currency translation adjustments during the period.

The components of comprehensive income (loss) are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004 (as restated)	2005	2004 (as restated)
	(unaudited)		(unaudited)
Net income (loss)	$803	$(1,240)	$762	$808
Unrealized loss on available-for-sale investments	(2)	(11)	(5)	(7)
Foreign currency translation adjustments	(155)	(79)	(303)	(239)

Comprehensive income (loss)	$646	$(1,330)	$454	$562

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

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net income (loss) per share is as follows (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004 (as restated)	2005	2004 (as restated)
	(unaudited)		(unaudited)
Calculation of basic net income (loss) per share:
Net income (loss)	$803	$(1,240)	$762	$808

Weighted average common shares outstanding-basic	26,200	27,394	26,091	27,260

Net income (loss) per share	$0.03	$(0.05)	$0.03	$0.03

Calculation of diluted net income (loss):
Net income (loss)	$803	$(1,240)	$762	$808

Weighted average shares of common stock outstanding	26,200	27,394	26,091	27,260
Add: Dilutive securities – common stock options and non- vested restricted common stock	1,282	—	1,418	1,864

Weighted average common shares outstanding and potentially dilutive common shares	27,482	27,394	27,509	24,620

Net income (loss) per share	$0.03	$(0.05)	$0.03	$0.03

Anti-dilutive common stock options and non-vested restricted common stock, not included in net income (loss) per share	2,744	4,408	4,418	695

NOTE 5—ACCOUNTING FOR GOODWILL

The Company’s goodwill balance as of June 30, 2005 is $10.7 million compared to $11.0 as of December 31, 2004. The change was due to foreign currency translation. The Company performed its last goodwill impairment test in September 2004 and determined that there had been no impairment to its goodwill. There can be no assurance, however, that a material impairment charge will not be recorded in the future.

NOTE 6—CAPITALIZED SOFTWARE DEVELOPMENT COSTS

The Company accounts for certain software development costs, including purchased software, in accordance with SFAS No. 86, “Accounting for Costs of Computer Software to be Sold, Leased or Otherwise Marketed.” In the six months ended June 30, 2005 and 2004, the Company capitalized $0 and $15,000, respectively. Capitalized software is typically amortized over a period of 36 months. The remaining lives of the capitalized software at June 30, 2005 are between 12 months and 30 months. The capitalized software development costs are as follows (in thousands):

	As of June 30, 2005 (unaudited)			As of December 31, 2004
	Gross Amortization Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Amortization Carrying Amount	Accumulated Amortization	Net Carrying Amount
Capitalized software	$6,283	$5,571	$712	$6,283	$4,735	$1,548

The net capitalized software costs are included in long-term “Other assets” on the Company’s balance sheet.

NOTE 7—RESTRUCTURING AND IMPAIRMENT LOSS

During the year ended December 31, 2004, the Company recorded a restructuring and impairment charge of $4.0 million related to the consolidation of our office leases in San Francisco. The restructuring charge included a $2.8 million charge, which represented the net present value of the Company’s future contractual lease obligations net of any sublease income and $566,000 of other expenses, principally lease commissions, legal fees and other subtenant allowances.

In addition to the restructuring provision, the Company abandoned approximately $680,000 of leasehold improvements and excess furniture and fixtures.

A summary of the restructuring accrual is as follows (in thousands):

	Facility Leases, Net of Sublease Income	Write down of Leashold Improvements	Other Restructuring Expenses	Total
Balance as of December 31, 2003	$413	$—	$—	$413
Restructuring and impairment charges during the three months ended June 30, 2004	2,822	680	566	4,068
Non-cash reductions of accrual	—	(680)	(36)	(716)
Net cash payments during the year ended December 31, 2004	(807)	—	(499)	(1,306)

Balance as of December 31, 2004	$2,428	$—	$31	$2,459
Net cash payments during the six months ended June 30, 2005	$(378)	—	$(27)	$(405)

Balance as of June 30, 2005	$2,050	$—	$4	$2,054

As of June 30, 2005, approximately $1.4 million of the restructuring accrual is recorded as long-term liabilities.

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

	Number of Shares (thousands)	Cost of Repurchase (thousands)	Average Cost
Initial repurchase program authorized in September 2001	1,000
Increased in repurchase program authorized in July 2002	1,230
Increased in repurchase program authorized in July 2004	1,000
Increased in repurchase program authorized in October 2004	1,000

Total authorized for repurchase	4,230

Shares repurchased in 2001	219	$1,781	$8.13
Shares repurchased in 2002	712	3,335	4.68
Shares repurchased in 2003	231	1,171	5.07
Shares repurchased in 2004	1,519	11,182	7.36
Shares repurchased in 2005	356	2,076	5.83

Total shares repurchased	3,037	$19,545	$6.44

Remaining shares available for repurchase at June 30, 2005	1,193

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

Revenues and long-lived assets by geographic regions are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004 (as restated)	2005	2004 (as restated)
	(unaudited)		(unaudited)
Revenues:
North America (1)	$11,133	$10,378	$22,019	$21,548
United Kingdom	1,157	1,095	1,931	2,255
Other	1,686	2,014	3,205	3,928

Total	$13,976	$13,487	$27,155	$27,731

(1)	Includes gross revenues related to Canada of $525,000 and $799,000 for the three months ended June 30, 2005 and 2004, respectively, and $1,123,000 and $1,703,000 for the six months ended June 30, 2005 and 2004, respectively.

Long-lived assets by geographic regions are as follows (in thousands):

	As of June 30, 2005 (unaudited)	As of December 31, 2004
Long lived assets:
North America (2)	$2,052	$2,625
United Kingdom	195	268
Australia	24	29

Total	$2,271	$2,922

(2)	Includes long lived assets related to Canada of $191,000 and $269,000 at June 30, 2005 and December 31, 2004, respectively.

NOTE 10—COMMITMENTS AND CONTINGENCIES

Bank Credit Facility

A financial institution issued an irrevocable standby letter of credit for approximately $120,000 in relation to a real estate lease agreement executed in April 2004. The standby letter of credit will expire on June 1, 2006.

Leases

The Company leases office space and equipment under non-cancelable operating lease agreements that expire at various dates through 2009. The Company recognizes rent expense on a straight-line basis over the lease period and has accrued for rent expense incurred but not paid. Some of the lease agreements have renewal options ranging from one to five years. In April 2004, the Company announced a restructuring plan. As a part of that plan, the Company entered into a new five-year lease commitment and subleased the remainder of its long-term San Francisco office leases. The lease and subleases were executed in April 2004. The subleases will expire in July 2008. The Company’s net contractual sublease income over the remaining duration of the subleases is $829,000 receivable as $134,000 in 2005, $269,000 per year in years 2006 and 2007 and $157,000 in 2008.

The Company entered into a three-year capital lease agreement in June 2004, for approximately $499,000 to finance the acquisition of certain furniture and fixtures and computer equipment. The capital lease agreement bears an interest rate of 6.1% per annum and has a $1 buyout option at its expiration in June 2007.

Gross lease payment obligations under the non-cancelable operating and capital lease are as follows (in thousands):

	Capital Lease	Operating Leases	Bank Letter of Credit	Total
2005	$91	$802	$—	$893
2006	182	1,395	120	1,697
2007	76	1,213	—	1,289
2008	—	707	—	707
2009	—	303	—	303

Total minimum payments	349	$4,420	$120	$4,889

Less: amount representing interest	18

Present value of net minimum lease payments	$331

Contingencies

In May 2005, the Company entered into a settlement agreement with the other parties in the litigation against the Company and its President and Chief Executive Officer and other parties by The Client Server Factory Inc. filed in October 2002. Pursuant to the settlement agreement, none of the parties made any admission regarding fault or liability and all outstanding issues among the parties were resolved. The Company’s share of the payments made pursuant to the settlement was $573,000 and has been recorded in the statement of operations for the three months ended June 30, 2005. The case was dismissed with prejudice on June 30, 2005.

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

The foreign currency errors related to both transaction and translation gains and losses. The foreign currency transaction error resulted from the foreign currency translation effects related to intercompany balances being recorded as a component of the cumulative translation adjustment within stockholders’ equity (and a component of comprehensive income), rather than in the statement of operations. The foreign currency translation error resulted from the failure to record certain foreign currency translation adjustments, mainly related to goodwill, which should have been recorded as a component of the cumulative translation adjustment within stockholders’ equity (and a component of comprehensive income). The income tax errors related principally to (1) the failure to record deferred tax assets totalling approximately $475,000 in 2000 related to two acquisitions which resulted in an overstatement of goodwill and (2) the impact of stock-based compensation associated with stock options issued prior to the Company’s initial public offering in 2000. The Company did not record deferred tax assets associated with the amortization of stock-based compensation related to non-qualified stock options that are deductible for tax purposes. The Company had instead recognized the tax benefit associated with the exercise of these options at the date of exercise, to the extent of stock-based compensation recognized, and recorded any excess benefits to additional paid-in capital. The impact of these adjustments was reflected in the Annual Report on Form 10-K/A for the year ended December 31, 2004 filed with the Securities and Exchange Commission on April 25, 2005.

The Restatement for Prior Years is separate from, and in addition to, the restatement of our financial results for the first and second quarters of 2004, which resulted from an internal investigation into revenue recognition practices related to transactions with certain distributors and resellers, principally those of the Company’s United Kingdom subsidiary, Embarcadero Europe Ltd. (the “2004 Restatement”). The effects of the 2004 Restatement were reflected in the amended Quarterly Reports on Form 10-Q/A filed with the Securities and Exchange Commission on January 18, 2005.

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

Overview

We provide data lifecycle management solutions that help companies build, optimize, test, and manage their critical data, database, and application infrastructures, allowing them to provide better service with fewer resources. We earn revenues from the worldwide sale of these software solutions and related maintenance and support services to corporations, government agencies, educational institutions, and other entities. Information technology (IT) budgets, as well as macroeconomic conditions, affect demand for our products. In addition, our sales are impacted by competitive conditions, market acceptance of our product offerings, and our ability to execute our sales plans successfully. We have historically derived a significant percentage of our revenues from our DBArtisan product line. For the three and six months ended June 30, 2005, DBArtisan and DBArtisan add-on products accounted for more than 34% of our license revenues. This product line is expected to continue to account for a significant portion of our net revenues for the foreseeable future. As a result of this revenue concentration, our business could be harmed by a decline in demand for this product or its related product line.

Our products support the most widely used database and OS platforms, including Oracle, Microsoft SQL Server, IBM DB2 Universal Database, and Sybase, running in Unix, Windows NT, and Linux environments.

Our key products and their functionality are summarized below:

Embarcadero Solution	Related Products	Description
Model-driven Data Solutions	ER/Studio ®	Provides a visual modeling solution for analyzing, designing, creating, and maintaining database applications that simplifies and integrates the needs of all data management stakeholders
	DT/Studio ®	Enables organizations to transform, migrate, and consolidate data from a wide range of data sources in weeks, not months
Cross-platform Data Management	DBArtisan ®	Helps DBAs maximize availability, performance and security. DBArtisan boosts productivity so existing staff can manage more databases.
	Rapid SQL ®	Provides an integrated cross-platform database development environment that raises productivity by simplifying SQL scripting, object management, version control, and schema deployment
	Embarcadero Job Scheduler	Automates the execution of operating system and database maintenance jobs, as well other routine tasks including nightly data loads and batch processing

Data Performance and Availability	Embarcadero Performance Center	Delivers a 24/7 performance monitoring solution with customizable thresholds and highly readable status information, accessible through several sources including standard Web browsers
	Extreme Test ®	Employs goals-based load testing for measuring and analyzing enterprise application performance and offers a completely integrated test development and execution environment

In 2001, 2002, and the first half of 2003, global economic conditions had a negative impact on IT spending and affected sales of our products. However, we saw an improvement in license sales in the second half of 2003 as customers seemed more willing to spend money to bolster their IT infrastructures. In 2004, we continued to see improvements on the fundamentals of our market and broader acceptance of our core and new products, as our total revenues increased 8.4% to $56.3 million. In the first quarter of 2005, primarily due to an unexpected slowdown in closure rates of sales transactions in the United States that may have been Company specific or a result of macroeconomic changes, and also due to the organizational disruption in our U.K. subsidiary related to our Audit Committee investigation, we did not meet our revenue projections and total revenues decreased to $13.2 million for the three months ended March 31, 2005. However, with the stabilization of our U.K. operation in the second quarter, total revenue increased to $14.0 million.

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

We believe there have been no significant changes during the six months ended June 30, 2005 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2004, filed with Securities and Exchange Commission on April 25, 2005.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentage relationship of certain items from the Company’s condensed consolidated statements of operations to total revenues:

	Three months ended June 30,		Six months ended June 30,
	2005	2004 (as restated)	2005	2004 (as restated)
	(unaudited)		(unaudited)
Revenues:
License	46.4%	46.4%	46.4%	48.6%
Maintenance	53.6	53.6	53.6	51.4

Total revenues	100.0	100.0	100.0	100.0
Cost of revenues:
License	1.5	1.6	1.7	1.5
Amortization of acquired technology	1.4	4.1	2.1	4.0
Maintenance	3.6	4.6	3.9	4.5

Total cost of revenues	6.5	10.3	7.7	10.0

Gross profit	93.5	89.7	92.3	90.0

Operating expenses:
Research and development	27.5	29.0	28.7	27.7
Sales and marketing	39.4	37.8	41.5	36.8
General and administrative	15.9	11.4	17.9	9.9
Restructuring and impairment charges	0.0	30.2	0.0	14.7
Litigation settlement charge	4.1	0.0	2.1	0.0

Total operating expenses	86.9	108.4	90.2	89.1

Income (loss) from operations	6.6	(18.7)	2.1	0.9
Other income, net	2.1	1.1	2.1	1.3

Income (loss) before provision for income taxes	8.7	(17.6)	4.2	2.2
Provision for income taxes	(2.9)	8.4	(1.4)	0.8

Net income (loss)	5.8%	(9.2)%	2.8%	3.0%

Revenues (in thousands):

	Three months ended June 30,			Six months ended June 30,
	2005	2004(as restated)	Percent change	2005	2004(as restated)	Percent change
	(unaudited)			(unaudited)
Revenues:
License	$6,478	$6,260	3.5%	$12,601	$13,467	(6.4)%
Maintenance	7,498	7,227	3.7	14,554	14,264	2.0

Total revenues	$13,976	$13,487	3.6%	$27,155	$27,731	(2.1)%

Total Revenues. Total revenues were $14.0 million for the three months ended June 30, 2005, an increase of 3.6% over the $13.5 million reported for the comparable period in 2004. The increase in total revenues was primarily due to an increase in total revenues generated by our U.K. subsidiary and increase in overall maintenance revenues. Total revenues were $27.2 million for the six months ended June 30, 2005, a decrease of 2.1% from $27.7 million reported for the comparable period in 2004. The decrease is mainly attributable to lower sales generated from the U.K. subsidiary in the first quarter of 2005.

License. License revenues were $6.5 million for the three months ended June 30, 2005, representing a 3.5% increase from the $6.3 million reported for the comparable period in 2004. The increase in license revenues was attributable to higher international revenues generated through our U.K. subsidiary. License revenues were $12.6 million for the six months ended June 30, 2005, a decrease of 6.4% from the $13.5 million reported for the comparable period in 2004. The decrease was due to a significant decrease in license revenues generated by our U.K. subsidiary in the first quarter of 2005 and also to a lesser extent, due to lower sales closure rates in our North American sales operations during the first quarter of 2005. Future license revenues cannot be predicted and will vary based on IT spending, competitive conditions, varying revenue contribution from our international operations, and changes in the sales closure rates in North America.

Maintenance. Maintenance revenues were $7.5 million for the three months ended June 30, 2005, representing a 3.7% increase over the $7.2 million reported for the comparable period in 2004. Maintenance revenues increased 2.0% for the six months ended June 30, 2005 compared to the same period in 2004. Maintenance revenues vary with license revenue growth and maintenance renewal rates. Maintenance revenues increased primarily due to the consistent maintenance renewal rates among our customer base and increase in professional service revenues. We expect that maintenance revenue will remain consistent as a percentage of revenues or decline slightly as a percentage of total revenues, if license revenues increase.

Cost of Revenues (in thousands):

	Three months ended June 30,			Six months ended June 30,
	2005	2004 (as restated)	Percent change	2005	2004 (as restated)	Percent change
	(unaudited)			(unaudited)
Cost of revenues
License	$216	$213	1.4%	$464	$422	10.0%
Amortization of acquired technology	192	556	(65.5)	564	1,111	(49.2)
Maintenance	504	620	(18.7)	1,062	1,242	(14.5)

	$912	$1,389	(34.3)%	$2,090	$2,775	(24.7)%

License. Cost of license revenues consists primarily of royalties, credit card processing fees and product media and packaging. Cost of license revenues was $216,000 for the three months ended June 30, 2005, as compared to $213,000 for the comparable period in 2004. The slight increase in dollars for the three months ended June 30, 2005, from the comparable period in 2004, was primarily due to increases in royalty fess and product media, packaging and shipping costs. Cost of license revenues was $464,000 for the six months ended June 30, 2005, as compared to $422,000 for the comparable period in 2004. The increase is attributable to higher royalty fees.

Amortization of acquired technology. This amortization relates to licensed technologies acquired from third parties that were deemed to have reached technological feasibility at the date of acquisition and therefore capitalized. The amortization of acquired technology was $192,000 and $556,000 for the three months ended June 30, 2005 and 2004, respectively. The amortization of acquired technology was $564,000 and $1,111,000 for the six months ended June 30, 2005 and 2004, respectively. In the second quarter of 2005, certain of our intangible assets became fully amortized, resulting in a decrease in amortization expense for the second quarter of 2005.

Maintenance. Cost of maintenance revenues primarily consists of customer support personnel and related expenses, including payroll, employee benefits and allocated overhead. Cost of maintenance revenues was $504,000 for the three months ended June 30, 2005 as compared to $620,000 for the comparable period in 2004. Cost of maintenance revenues was $1,062,000 for the six months ended June 30, 2005 as compared to $1,242,000 for the comparable period in 2004. The decrease was primarily due to decreases in headcount and related wages and related expenses. We expect to hire additional support personnel to support our expanding product line and customer base, the cost of maintenance revenues may increase in the future.

Operating Expenses (in thousands):

	Three months ended June 30,			Six months ended June 30,
	2005	2004 (as restated)	Percent change	2005	2004 (as restated)	Percent change
	(unaudited)			(unaudited)
Operating expenses:
Research and development	$3,840	$3,906	(1.7)%	$7,782	$7,680	1.3%
Sales and marketing	5,513	5,096	8.2	11,261	10,207	10.3
General and administrative	2,221	1,543	43.9	4,874	2,756	76.9
Restructuring charges	—	4,068	(100.0)	—	4,068	(100.0)
Litigation settlement charge	573	—	100.0	573	—	100.0

Total operating expenses	$12,147	$14,613	(16.9)%	$24,490	$24,711	(0.9)%

Research and Development. Research and development expenses primarily consist of personnel and related expenses, including payroll and employee benefits, allocated overhead, non-cash stock-based compensation, as well as expenses related to third party development services. Research and development expenses were $3.8 million for the three months ended June 30, 2005 and $3.9 million for the comparable period in 2004. The decrease was primarily due to a decrease in consulting services and third party development costs. Research and development expenses were $7.8 million for the six months ended June 30, 2005 and $7.7 million for the comparable period in 2004. The slight increase is due to the increases in third party development costs. We anticipate that we will continue to invest significant resources into research and development activities in order to develop new products, advance the technology in our existing products and to develop new business opportunities.

Sales and Marketing. Sales and marketing expenses consist primarily of personnel and related expenses, commissions earned by sales personnel, non-cash stock-based compensation, trade shows, travel and other marketing communication costs, including advertising and other marketing programs. Sales and marketing expenses were $5.5 million for the three months ended June 30, 2005 and $5.1 million for the comparable period in 2004. For the six months ended June 30, 2005, sales and marketing expenses were $11.3 million compared to $10.2 million for the six months ended June 30, 2004. The increase was mainly due to the establishment of our enterprise and commercial sales force, which resulted in higher wages and related costs, higher commission compensation and sales related travel and entertainment expenses. We intend to selectively increase staff in our sales organization and to create select marketing programs and, accordingly, expect that future sales and marketing expenditures will increase slightly.

General and Administrative. General and administrative expenses primarily consist of personnel and related expenses, general operating expenses and non-cash stock-based compensation. General and administrative expenses were $2.2 million for the three months ended June 30, 2005 and were $1.5 million for the comparable period in 2004. General and administrative expenses were $4.9 million for the six months period ended June 30, 2005 and were $2.8 million for the comparable period in 2004. The increase in absolute dollars and as a percentage of revenues was mainly due to a $1.1 million increase in professional fees due to compliance with the Sarbanes-Oxley Act of 2002 and additional rules and regulations promulgated by the SEC and NASDAQ National Market, our Audit Committee investigation and financial restatement, $47,000 in recruitment fees associated with enhancing our accounting and finance capabilities and international management team, and a $126,000 increase in wage related expenses. We expect general and administrative costs to decrease as compared to 2004 as we complete implementation of measures to comply with new rules and regulations.

Provision for Income Taxes. Under SFAS No. 109, Accounting for Income Taxes (“SFAS No. 109”), deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse. SFAS No. 109 provides for the recognition of deferred tax assets if realization of such assets is more likely than not. The provision for income taxes was a tax expense of $408,000 for the three months ended June 30, 2005 and a tax benefit of $1,132,000 for the three months ended June 30, 2004. The estimated effective tax rate provision and benefit rates for the three months ended June 30, 2005 and 2004 was 34% and 48%, respectively. The provision for income taxes was a tax expense of $385,000 for the six months ended June 30, 2005 and a tax benefit of $208,000 for the six months ended June 30, 2004. The estimated effective tax provision rate for the six months ended June 30, 2005 was 34%. A tax benefit was recorded for the six months ended June 30, 2004. The tax benefit for the three and six months ended June 30, 2004 is primarily due to restructuring and impairment charges of $4.1 million recorded during the three months ended June 30, 2004 and the exercise of stock options, which typically creates disqualifying disposition which benefits the overall corporate tax rate. It is impossible to forecast the exercise of our outstanding common stock options or the disqualifying dispositions associated with them. The benefits received from the disqualifying dispositions can only be considered in calculating a tax rate in the period in which they are realized. In the past, our effective tax rate has declined due to occurrence of such disqualifying dispositions. There were no disqualifying dispositions during the three months ended March 31, 2005. There were disqualifying dispositions of $13,000 during the three months ended June 30, 2005.

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

We are currently under Internal Revenue Service (the “IRS”) audit of our United States federal income tax return for the fiscal year ended 2003. As of June 30, 2005, the IRS had not issued any proposed adjustments to the amounts reflected by us on our return. However, the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations. If the IRS audit results in assessment of additional taxes due, there would be a material adverse impact on the results in operations for the period in which the matter is ultimately resolved or an unfavorable outcome becomes probable and reasonably estimable.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, FASB Staff Position No. FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“FSP FAS 109-2”) was issued, providing guidance under SFAS 109, “Accounting for Income Taxes” for recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (“Jobs Act”), enacted on October 22, 2004. FSP FAS 109-2 allows time beyond the financial reporting period of enactment to evaluate the effects of the Jobs Act before applying the requirements of FSP FAS 109-2. Accordingly, we are evaluating the potential effects of the Jobs Act and have not adjusted our tax expense or deferred tax liability as of June 30, 2005. We will complete our evaluation by the end of 2005.

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

In March 2005, the FASB issued FIN 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143” (“FIN 47”), which requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. FIN 47 is effective for fiscal years ending after December 15, 2005. The Company is currently evaluating the effect that the adoption of FIN 47 will have on its consolidated results of operations and financial condition but does not expect it to have a material impact.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”) which replaces Accounting Principles Board Opinions No. 20 “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements—An Amendment of APB Opinion No. 28.” SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and are required to be adopted by the Company in the first quarter of fiscal 2006. The Company is currently evaluating the effect that the adoption of SFAS 154 will have on its consolidated results of operations and financial condition but does not expect it to have a material impact.

LIQUIDITY AND CAPITAL RESOURCES

We have funded our business to date from cash generated by our operations and financings. In April 2000, we completed our initial public offering of common stock, generating net proceeds to us of approximately $43.0 million. As of June 30, 2005, we had cash, cash equivalents and short-term investments of $63.1 million.

Operating Activities

The table below aggregates certain line items from the cash flow statement to present the key items affecting our operating activities (in thousands):

	Six months ended June 30,
	2005	2004 (as restated)
	(unaudited)
Net income	$762	$808
Non-cash adjustments	2,755	3,681
Increase in operating assets	1,179	383
Increase in operating liabilities	640	1,796

Net cash provided by operating activities	$5,336	6,668

Our primary source of operating cash flows is the collection of accounts receivable from our customers. We measure the effectiveness of our collections efforts by an analysis of average accounts receivable daily sales outstanding (DSO). Collection of accounts receivable and related DSO could fluctuate in the future periods due to timing and amount of our revenues and the effectiveness of our collection efforts. In the future, collections could also fluctuate based upon the payment terms we extend to our customers. In the past, our payment terms have typically been net thirty days. Our DSO for the six months ended June 30, 2005 and 2004 were 45 days and 48 days, respectively.

The non-cash adjustments include depreciation and amortization of property and equipment and intangible assets, as well as amortization of deferred stock-based compensation and options issued in exchange for services. These non-cash adjustments may increase or decrease and, as a result, positively or negatively impact our future operating results, but they will not have a corresponding impact on our cash flows. The decrease in non-cash adjustments were mainly due to a decrease of $680,000 in impairment charges, and a decrease of $404,000 in amortization of other intangible assets offset by an increase of $344,000 in non-cash stock based compensation amortization.

The increase in operating assets during the six months ended June 30, 2005 compared to the six months ended June 30, 2004 was primarily due to an increase in accounts receivable of $484,000 and a decrease of $312,000 in prepaid expenses and other assets. The decrease in operating liabilities during the six months ended June 30, 2005 compared to the six months ended June 30, 2004 was primarily due to an increase of $1,066,000 in deferred revenue, offset by a decrease in accounts payable and accrued liabilities of $2,222,000.

Our operating cash flows may be impacted in the future by the timing of payments to our vendors for accounts payable. We typically pay our vendors and service providers in accordance with their invoice terms and conditions. The timing of cash payments in future periods will be impacted by the nature of accounts payable arrangements and management’s assessment of our cash inflows.

Investing Activities

The table below aggregates certain line items from the cash flow statement to present the key items affecting our investing activities (in thousands):

	Six months ended June 30,
	2005	2004
	(unaudited)
Proceeds from sales or maturities of investments	$58,440	$40,484
Purchase of investments	(59,165)	(49,262)
Purchase of property and equipment	(120)	(870)
Technology acquired and developed	—	(15)

Net cash used in investing activities	$(845)	$(9,663)

The main use of cash used in investing activities during the six months ended June 30, 2005 is the purchase of marketable securities for investment purposes, which were converted from cash equivalents. We intend to be consistent with our historical investment practices and invest in high quality short-term investments. We expect to continue to acquire such investments in the future and receive proceeds from them as they mature or are sold.

Included in cash used in investing activities were purchases of property and equipment. For the six months ended June 30, 2005 and 2004, purchases of property and equipment were $120,000 and $870,000, respectively.

Financing Activities

The table below presents the key items affecting our financing activities (in thousands):

	Six months ended June 30,
	2005	2004
	(unaudited)
Repurchase of common stock	$(2,076)	$(588)
Payments of principal under capital lease obligation	(81)	(15)
Proceeds from exercise of stock options	242	2,422

Net cash provided by (used in) financing activities	$(1,915)	$1,819

The primary source of cash in financing activities during the six months ended June 30, 2005 was the exercise of approximately 66,000 stock options for $242,000. The main use of cash in financing activities during the six months ended June 30, 2005 was the Company’s repurchase of 356,000 shares of common stock as part of its stock repurchase program for $2.1 million. Our future liquidity and capital resources could be impacted by the cash proceeds we receive upon exercise of employee stock options. We cannot estimate the amount of such proceeds in the future. In addition, we currently have approximately 1.2 million shares authorized for repurchase. The timing of future repurchases and the price paid for the shares could have a material impact on our liquidity.

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

In August 2004, we terminated our $3.0 million revolving credit facility with a financial institution. We did not intend to utilize this line of credit due to our liquidity position. The financial institution issued an irrevocable standby letter of credit for approximately $120,000 in relation to a real estate lease agreement executed in April 2004. The standby letter of credit expires on June 1, 2006.

We had net deferred tax assets totaling $4.7 million as of June 30, 2005 and December 31, 2004. We believe that these net assets will be realizable in the future. In addition, as of December 31, 2004, the Company had federal and state net operating loss carry forwards (“NOLs”) of approximately $5.0 million and $7.1 million, respectively. These NOLs can be carried forward to offset future taxable income, if any. The federal and state NOLs expire in 2006 through 2021, if not utilized. As of December 31, 2004, the Company had federal, state and foreign research and development credits of approximately $1.6 million, $234,000 and $592,000, respectively. The federal credits expire in 2020 through 2023. The foreign credits expire in 2011 through 2013. The state credits do not expire. Pursuant to the provisions of Section 382 of the Internal Revenue Code, the amount of benefits from NOLs available to the Company may be limited.

Our contractual obligations consist of facility lease commitments, operating leases for office equipment, and capital leases for property and equipment. In April 2004, we announced a restructuring plan, and, as a part of that plan, we entered in to a new five-year lease commitment and subleased the remainder of our long-term San Francisco office leases. Gross lease payment obligations under the non-cancelable operating and capital leases are as follows (in thousands):

Year Ending December 31,	Capital Lease	Operating Leases	Bank Letter Of Credit	Total
Remainder of 2005	$91	$802	$—	$893
2006	182	1,395	120	1,697
2007	76	1,213	—	1,289
2008	—	707	—	707
2009	—	303	—	303

Total minimum lease payments	349	$4,420	$120	$4,889
Less: amount representing interest	18

Present value of net minimum lease payments	$331

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

In addition, following the third quarter of 2004, our Audit Committee conducted an internal investigation focused on our revenue recognition practices related to transactions with certain distributors and resellers, principally those of our United Kingdom subsidiary, Embarcadero Europe. Upon completion of this investigation, we concluded that it was necessary to restate our financial statements to properly reflect sales to certain distributors and resellers on a sell-through basis, which is consistent with our revenue recognition policy, for the quarters ended March 31 and June 30, 2004. This restatement resulted from a material weakness in our internal control over financial reporting with respect to the reporting of transactions principally conducted by Embarcadero Europe. Following discovery of the material weakness, we have taken steps, including replacing certain employees of our U.K. subsidiary and appointing a new international controller as of March 2005, a new corporate controller with worldwide responsibilities in April 2005 and a compliance manager in June 2005, to strengthen our internal controls over financial reporting to prevent the recurrence of the circumstances that resulted in our determination to restate prior period financial statements.

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

Additionally, we have incurred significant legal, accounting and consulting costs in connection with our Audit Committee investigation completed in January 2005. The costs of the investigation totaled $2.0 million, of which $189,000 was recorded in operating expenses in the six month period ended June 30, 2005. As a result, our results of operations for the six months ended

June 30, 2005 were adversely affected. In addition, we expect to continue to incur higher general and administrative expenses as a result of the new personnel added to our finance organization as we continue to remediate the material weaknesses identified in our internal control over financial reporting.

If sales of DBArtisan fall, our revenues and income may decline.

A significant portion of our revenues is derived from sales of our DBArtisan product. For the three and six months ended June 30, 2005, DBArtisan and DBArtisan add-on products accounted for more than 34% of our license revenues, which is consistent with similar percentages of our license revenues in 2004 and 2003. We expect that sales of DBArtisan will continue to represent a substantial portion of our license revenues for the foreseeable future. In addition, many of our customers initiate a relationship with us by purchasing DBArtisan. If demand for DBArtisan declines due to competition, technological change or other factors, our revenues and income may decline significantly.

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

The markets into which we sell our products are cyclical and are subject to general economic conditions. Although the information technology market has recovered in second half of 2003 and was generally better in 2004, economic conditions remain uncertain and the recovery may not be sustained. During the first six months of 2005, we experienced a slowdown in sales closure rates in the United States that may have been Company specific or a result of macroeconomic changes. Any slowdown in the database market or in general economic conditions would likely result in a reduction in demand for our products and our results of operations would be harmed.

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

We have added, and we continue to recruit, new personnel for our finance and sales organization. We have enhanced our accounting and finance capabilities by appointing new worldwide controller and international controllers. In addition, we have recently appointed new vice presidents of international sales and product development. Our business will not be able to grow if we cannot continue to fill these positions and attract, retain, and motivate other qualified personnel. Competition for qualified employees remains intense and we may not be able to attract, assimilate, or retain highly qualified personnel in the future. There has been in the past and there may also be in the future a shortage of personnel that possess the technical background necessary to sell, support, and develop our products effectively. It has also become more difficult to recruit qualified financial personnel since the implementation of the new laws, regulations and standards relating to corporate governance, public disclosure and financial reporting. Some of our current employees and those that we seek to hire may be subject to non-competition or non-solicitation covenants that could further limit our ability to attract or retain qualified personnel.

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

Our field sales focus on large sales of our products where the product packages are larger with higher starting prices and longer evaluation periods than our traditional products. These large sales typically involve sales cycles between six and twelve months. This lengthy sales cycle is due to the need to educate and convince prospective customers of the value of our products and to gain approval from more constituencies within a prospective account, including key management personnel.

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

We adopted SFAS No. 142 on January 1, 2002, and, as a result, we ceased to amortize goodwill. We now test our goodwill for impairment on an annual basis or in the event of a significant change in our business. We performed our last impairment test in September 2004 and determined that there had been no impairment to our goodwill. As of June 30, 2005, our goodwill balance was $10.7 million. In the future, if we determine that this goodwill has been impaired, we will be required to take a non-recurring charge to write down this asset, which would adversely affect our earnings and book value.

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

In addition, acquisitions may subject us to unanticipated liabilities or risks, including litigation and the costs and uncertainties related to legal proceedings. For example, we recently settled litigation related to our acquisition of Engineering Performance, Inc, in November 2000, incurring litigation settlement costs of approximately $573,000 in the six months ended June 30, 2005.

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

Our executive officers and directors, in the aggregate, beneficially held 24% of our outstanding common stock as of June 30, 2005. These stockholders, if acting together, can significantly influence all matters requiring approval by our stockholders, including the approval of equity compensation plans, the election of directors and the approval of mergers or other business combination transactions.

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

Interest Rate Risk

Our exposure to market risk for changes in interest rates primarily relates to our investment portfolio, which at June 30, 2005 included auction rate securities with a fair value of approximately $53.2 million. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. From time to time, some of the securities in which we invest may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with an interest rate fixed at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents, marketable securities in money market funds, tax-exempt municipal auction rate securities and tax exempt municipal bonds. The risk associated with fluctuating interest rates is limited to our investment portfolio. Based on our portfolio as of June 30, 2005, if interest rates were to change by 10%, interest income could be impacted positively or negatively by approximately $23,000 on an annualized basis. There would be no material impact on the fair market value of the portfolio. As of June 30, 2005, all of our investments were in tax-exempt municipal auction rate securities.

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

(a) Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934) as of the end of the period covered by this report. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2005 due to the material weaknesses in our internal controls over financial reporting previously reported in our Annual Report on Form 10-K/A filed on April 25, 2005.

(b) Changes in Internal Controls over Financial Reporting

During the quarter ended June 30, 2005, in addition to the steps disclosed in our 10-Q for the quarter ended March 31, 2005, we continued to take steps to strengthen our internal controls over financial reporting. These steps have included the following:

•	We continued to enhance the corporate finance oversight and controls over key financial activities for foreign subsidiaries, such as cash management, manual journal entries and daily sales postings.

•	We continued to improve our policies requiring corporate finance approval before granting credit to and accepting returns from distributors and resellers and end users.

•	We continued to recruit new personnel to our finance organization to enhance our oversight of international operations and improve our internal control function. We appointed a corporate controller with worldwide responsibilities in April 2005 and a compliance manager in June 2005.

•	We continue to strengthen our internal controls in the area of tax preparation, primarily by engaging external tax advisors to assist in the preparation and review of our income tax calculations.

•	We have enhanced our capabilities in the area of accounting for foreign currency translation and foreign currency transactions by hiring a new corporate and international controller with expertise in these areas.

While we believe we have enhanced, and will continue to enhance, our controls over financial reporting with the steps above and by implementing other previously disclosed measures, as of June 30, 2005, we cannot conclude that these new internal controls are effective until they operate for a sufficient period of time and are tested with satisfactory results.

PART II

OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Information with respect to this item is incorporated by reference to Note 10 of the Notes to the Condensed Consolidated Financial Statements included herein on page 12 of this Quarterly Report on Form 10-Q.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Pursuant to our publicly announced stock repurchase program approved by our Board of Directors in September 2001 and amended as of July 2002, July 2004 and October 2004, we are authorized to repurchase up to an aggregate of 4,230,000 shares of common stock. Under this stock repurchase program, depending on market conditions and other factors, we may make repurchases from time to time in the open market and in negotiated transactions, including block transactions. This stock repurchase program may be terminated at any time. The following table sets forth information on the Company’s common stock repurchase program activity for the quarter ended June 30, 2005 (amounts in thousands, except average price paid per share):

	Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased under Plans or Programs
April 1 – April 30, 2005	—	$—	2,692	1,538
May 1 – May 31, 2005	131	$5.71	2,823	1,407
June 1 – June 30, 2005	214	$5.84	3,037	1,193

Total:	345	$5.79	3,037	1,193

ITEM 5.	OTHER INFORMATION

On July 13, 2005, the Compensation Committee of our Board of Directors approved an increase to the annual base salary of Raj P. Sabhlok, the Company’s Chief Financial Officer and Senior Vice President of Corporate Development, after a review of his performance and competitive market data. Mr. Sabhlok’s new annual base salary is $225,000.

ITEM 6.	EXHIBITS

(a) Exhibits:

The following documents are furnished as Exhibits to this Report:

31.1	Certification of Stephen Wong pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Raj Sabhlok pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Stephen Wong pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Raj Sabhlok pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EMBARCADERO TECHNOLOGIES , INC .

By:	/s/ Raj P. Sabhlok
Raj P. Sabhlok
Chief Financial Officer and Senior Vice President of Corporate Development

Date: August 8, 2005