Form 10-Q
period 2005-09-30
EMBARCADERO TECHNOLOGIES INC
filed 2005-11-07
CIK 1107112

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes    ☒  No

The number of shares outstanding of the Registrant’s Common Stock as of October 28, 2005 was 25,880,658.

EMBARCADERO TECHNOLOGIES, INC.

PART I- FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

EMBARCADERO TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	September 30, 2005	December 31, 2004 (1)
ASSETS
Current assets:
Cash and cash equivalents	$11,135	$7,422
Short-term investments	53,580	52,485
Trade accounts receivable, net	7,000	8,339
Prepaid expenses and other current assets	1,873	1,634
Deferred income taxes	546	732

Total current assets	74,134	70,612
Property and equipment, net	2,194	2,922
Goodwill	10,666	10,950
Deferred income taxes	4,110	3,967
Other assets, net	653	1,672

Total assets	$91,757	$90,123

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$633	$1,004
Accrued liabilities	6,247	5,167
Capital lease obligations	163	171
Deferred revenue	14,784	14,503

Total current liabilities	21,827	20,845
Long-term capital lease obligations	126	238
Long-term deferred revenue	194	199
Long-term restructuring accrual	1,235	1,747

Total liabilities	23,382	23,029

Commitments and contingencies (Note 10)
Stockholders’ Equity:
Common stock: $0.001 par value	26	26
Treasury stock	(20,664)	(17,467)
Additional paid-in capital	85,554	85,462
Accumulated other comprehensive income	428	825
Deferred stock-based compensation	(464)	(2,130)
Retained earnings	3,495	378

Stockholders’ equity	68,375	67,094

Total liabilities and stockholders’ equity	$91,757	$90,123

(1)	The balance sheet as of December 31, 2004 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

EMBARCADERO TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004 (as restated)	2005	2004 (as restated)
Revenues:
License	$7,136	$7,097	$19,737	$20,564
Maintenance	7,639	6,928	22,193	21,192

Total revenues	14,775	14,025	41,930	41,756
Cost of revenues:
License	232	283	696	705
Amortization of acquired technology and capitalized software	145	556	709	1,667
Maintenance	526	572	1,588	1,814

Total cost of revenues	903	1,411	2,993	4,186

Gross profit	13,872	12,614	38,937	37,570
Operating expenses:
Research and development	3,868	3,915	11,650	11,595
Sales and marketing	5,218	5,204	16,479	15,411
General and administrative	1,676	2,260	6,550	5,016
Restructuring and impairment charges	—	—	—	4,068
Litigation settlement charge	—	—	573	—

Total operating expenses	10,762	11,379	35,252	36,090

Income from operations	3,110	1,235	3,685	1,480
Other income, net	351	203	923	558

Income before provision for income taxes	3,461	1,438	4,608	2,038
Provision for income taxes	(1,106)	(559)	(1,491)	(351)

Net income	$2,355	$879	$3,117	$1,687

Net income per share—basic	$0.09	$0.03	$0.12	$0.06

Net income per share—diluted	$0.09	$0.03	$0.11	$0.06

Weighted average shares outstanding—basic	25,749	26,604	25,898	27,044

Weighted average shares outstanding—diluted	27,087	28,078	27,290	28,778

Non-cash stock-based compensation included in the above expense:
Cost of revenues	$(1)	$7	$6	$9
Research and development	29	227	287	282
Sales and marketing	108	222	454	552
General and administrative	87	276	476	593

	$223	$732	$1,223	$1,436

The accompanying notes are an integral part of these condensed consolidated financial statements.

EMBARCADERO TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2005	2004 (as restated)
Cash from operating activities:
Net income	$3,117	$1,687
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,059	1,360
Reduction in doubtful accounts	—	(53)
Impairment charges	—	680
Amortization of acquired technology and capitalized software	1,107	1,465
Amortization of other intangible assets	—	606
Amortization of deferred stock-based compensation	1,213	1,378
Issuance of options in exchange for services	10	58
Deferred income taxes	43	(16)
Tax benefit arising from disqualified disposition of stock options	144	—
Changes in operating assets and liabilities:
Trade accounts receivable	1,232	1,816
Prepaid expenses and other assets	(328)	(463)
Accounts payable and accrued liabilities	258	1,812
Deferred revenue	442	(252)

Net cash provided by operating activities	8,297	10,078

Cash from investing activities:
Purchases of investments	(70,585)	(66,447)
Sales and maturities of investments	69,490	63,331
Purchases of property and equipment	(337)	(1,300)
Capitalized acquisition costs	(62)	—
Technology acquired and developed	—	(45)

Net cash used in investing activities	(1,494)	(4,461)

Cash from financing activities:
Repurchase of common stock	(3,196)	(11,182)
Payments of principal under capital lease obligation	(120)	(52)
Proceeds from exercise of stock options	386	2,519

Net cash used in financing activities	(2,930)	(8,715)

Effect of exchange rate changes on cash and cash equivalents	(160)	30
Net increase (decrease) in cash and cash equivalents	3,713	(3,068)
Cash and cash equivalents at beginning of period	7,422	11,427

Cash and cash equivalents at end of period	$11,135	$8,359

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

Operating results for the three and nine months ended September 30, 2005, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2005 or for any future period. Further, the preparation of condensed consolidated financial statements requires management to make estimates and assumptions that affect the recorded amounts reported therein. A change in facts or circumstances surrounding the estimates could result in a change to the estimates and impact future operating results.

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES

Reclassifications

In connection with the preparation of its December 31, 2004 financial statements, the Company has reclassified auction rate securities from cash equivalents to short-term investments. The resulting impact of this reclassification on the statement of cash flows for the nine months ended September 30, 2004 was to increase the purchase of investments by $55.1 million, increase maturities of investments by $46.5 million and decrease cash and cash equivalents at the beginning of the period and the end of the period by $33.6 million and $42.2 million, respectively.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004 (as restated)	2005	2004 (as restated)
	(unaudited)		(unaudited)
Net income as reported	$2,355	$879	$3,117	$1,687
Add: Total stock-based employee compensation expense included in reported net income, net of related tax effects	153	434	776	817
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(612)	(1,048)	(1,974)	(2,646)

Net income (loss) pro forma	$1,896	$265	$1,919	$(142)

Net income (loss) per share - basic as reported	$0.09	$0.03	$0.12	$(0.06)

Net income (loss) per share - basic pro forma	$0.07	$0.01	$0.07	$(0.01)

Net income (loss) per share - diluted as reported	$0.09	$0.03	$0.11	$(0.06)

Net income (loss) per share - diluted pro forma	$0.07	$0.01	$0.07	$(0.00)

The fair value of each option grant is estimated on the date of grant using the fair value method with the following weighted average assumptions:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
	(unaudited)		(unaudited)
Risk free interest rate	4.03%	3.02% – 3.78%	3.94%	2.40% – 3.78%
Expected life	3	4	3	4
Expected dividends	—	—	—	—
Volatility	64%	99%	68%	99%

Recent Accounting Pronouncements

In December 2004, FASB Staff Position No. FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“FSP FAS 109-2”) was issued, providing guidance under SFAS 109, “Accounting for Income Taxes” for recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (“Jobs Act”), enacted on October 22, 2004. FSP FAS 109-2 allows time beyond the financial reporting period of enactment to evaluate the effects of the Jobs Act before applying the requirements of FSP FAS 109-2. Accordingly, we are evaluating the potential effects of the Jobs Act and have not adjusted our tax expense or deferred tax liability as of September 30, 2005. We will complete our evaluation by the end of 2005.

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

NOTE 3— OTHER COMPREHENSIVE INCOME

Other comprehensive income (loss) consists of unrealized gain (loss) on available-for-sale investments and foreign currency translation adjustments during the period.

The components of comprehensive income are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004 (as restated)	2005	2004 (as restated)
	(unaudited)		(unaudited)
Net income	$2,355	$879	$3,117	$1,687
Unrealized loss on available-for-sale investments	—	(3)	(5)	(10)
Foreign currency translation adjustments	(89)	92	(392)	26

Comprehensive income	$2,266	$968	$2,720	$1,703

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

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net income per share is as follows (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004 (as restated)	2005	2004 (as restated)
	(unaudited)		(unaudited)
Calculation of basic net income per share:
Net income	$2,355	$879	$3,117	$1,687

Weighted average common shares outstanding-basic	25,749	26,604	25,898	27,044

Net income per share	$0.09	$0.03	$0.12	$0.06

Calculation of diluted net income:
Net income	$2,355	$879	$3,117	$1,687

Weighted average shares of common stock outstanding	25,749	26,604	25,898	27,044
Add: Dilutive securities – common stock options and non- vested shares	1,338	1,474	1,392	1,734

Weighted average common shares outstanding and potentially dilutive common shares	27,087	28,078	27,290	28,778

Net income per share	$0.09	$0.03	$0.11	$0.06

Anti-dilutive common stock options and non-vested restricted common stock, not included in net income per share	2,406	1,928	2,271	1,169

NOTE 5—ACCOUNTING FOR GOODWILL

The Company’s goodwill balance as of September 30, 2005 is $10.7 million compared to $11.0 million as of December 31, 2004. The decrease was due to foreign currency translation. The Company performed its goodwill impairment test in September 2005 and determined that there had been no impairment to its goodwill. There can be no assurance, however, that a material impairment charge will not be recorded in the future.

NOTE 6—CAPITALIZED SOFTWARE DEVELOPMENT COSTS

The Company accounts for certain software development costs, including purchased software, in accordance with SFAS No. 86, “Accounting for Costs of Computer Software to be Sold, Leased or Otherwise Marketed.” In the three months ended September 30, 2005 and 2004, the Company capitalized $0 and $30,000, respectively, in software costs. In the nine months ended September 30, 2005 and 2004, the Company capitalized $0 and $45,000, respectively. Capitalized software is typically amortized over a period of 36 months. The remaining lives of the capitalized software at September 30, 2005 are between 10 months and 27 months. The capitalized software development costs are as follows (in thousands):

	As of September 30, 2005 (unaudited)			As of December 31, 2004
	Gross Amortization Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Amortization Carrying Amount	Accumulated Amortization	Net Carrying Amount
Capitalized software	$6,283	$5,716	$567	$6,283	$4,735	$1,548

The net capitalized software costs are included in long-term “Other assets” on the Company’s balance sheet.

NOTE 7—RESTRUCTURING AND IMPAIRMENT LOSS

During the year ended December 31, 2004, the Company recorded a restructuring and impairment charge of $4.1 million related to the consolidation of our office leases in San Francisco. The restructuring charge included a $2.8 million charge, which represented the net present value of the Company’s future contractual lease obligations net of any sublease income and $566,000 of other expenses, principally lease commissions, legal fees and other subtenant allowances. In addition to the restructuring provision, the Company abandoned approximately $680,000 of leasehold improvements and excess furniture and fixtures.

A summary of the restructuring accrual is as follows (in thousands):

	Facility Leases, Net of Sublease Income	Write down of Leashold Improvements	Other Restructuring Expenses	Total
Balance as of December 31, 2003	$413	$—	$—	$413
Restructuring and impairment charges during the three months ended June 30, 2004	2,822	680	566	4,068
Non-cash reductions of accrual	—	(680)	(36)	(716)
Net cash payments during the year ended December 31, 2004	(807)	—	(499)	(1,306)

Balance as of December 31, 2004	$2,428	$—	$31	$2,459
Net cash payments during the nine months ended September 30, 2005	$(551)	—	$(27)	$(578)

Balance as of September 30, 2005	$1,877	$—	$4	$1,881

As of September 30, 2005, approximately $1.2 million of the restructuring accrual is recorded as long-term liabilities.

NOTE 8—TREASURY STOCK

In September 2001, the Company’s Board of Directors authorized an initial stock repurchase program of up to 1,000,000 shares of our common stock. In July 2002, the Board of Directors amended the Company’s stock repurchase program to increase the number of shares authorized for repurchase by an additional 1,230,000 shares. In both July and October 2004, the Board of Directors further amended the Company’s stock repurchase program to increase the number of shares authorized for repurchase by an additional 1,000,000 shares. Depending on market conditions and other factors, repurchases can be made from time to time in the open market and in negotiated transactions, including block transactions, and this program may be discontinued at any time. Authorizations and repurchases by year are as follows:

	Number of Shares (thousands)	Cost of Repurchase (thousands)	Average Cost
Initial repurchase program authorized in September 2001	1,000
Increased in repurchase program authorized in July 2002	1,230
Increased in repurchase program authorized in July 2004	1,000
Increased in repurchase program authorized in October 2004	1,000

Total authorized for repurchase	4,230

Shares repurchased in 2001	219	$1,781	$8.13
Shares repurchased in 2002	712	3,335	4.68
Shares repurchased in 2003	231	1,171	5.07
Shares repurchased in 2004	1,519	11,182	7.36
Shares repurchased in 2005	554	3,195	5.76

Total shares repurchased	3,235	$20,664	$6.39

Remaining shares available for repurchase at September 30, 2005	995

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

Revenues and long-lived assets by geographic regions are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004 (as restated)	2005	2004 (as restated)
	(unaudited)		(unaudited)
Revenues:
North America (1)	$11,812	$11,537	$33,831	$33,103
United Kingdom	800	992	2,731	3,246
Other	2,163	1,496	5,368	5,407

Total	$14,775	$14,025	$41,930	$41,756

(1)	Includes gross revenues related to Canada of $542,000 and $585,000 for the three months ended September 30, 2005 and 2004, respectively, and $1,665,000 and $1,708,000 for the nine months ended September 30, 2005 and 2004, respectively.

Long-lived assets by geographic regions are as follows (in thousands):

	As of September 30, 2005 (unaudited)	As of December 31, 2004
Long lived assets:
North America (2)	$1,998	$2,625
United Kingdom	175	268
Australia	21	29

Total	$2,194	$2,922

(2)	Includes long lived assets related to Canada of $218,000 and $269,000 at September 30, 2005 and December 31, 2004, respectively.

NOTE 10—COMMITMENTS AND CONTINGENCIES

Bank Credit Facility

A financial institution issued an irrevocable standby letter of credit for approximately $120,000 in relation to a real estate lease agreement executed in April 2004. The standby letter of credit will expire on June 1, 2006.

Leases

The Company leases office space and equipment under non-cancelable operating lease agreements that expire at various dates through 2010. The Company recognizes rent expense on a straight-line basis over the lease period and has accrued for rent expense incurred but not paid. Some of the lease agreements have renewal options ranging from one to five years. In April 2004, the Company announced a restructuring plan. As a part of that plan, the Company entered into a new five-year lease commitment and subleased the remainder of its long-term San Francisco office leases. The lease and subleases were executed in April 2004. The subleases will expire in July 2008. The Company’s net contractual sublease income over the remaining duration of the subleases is $762,000 receivable as follows: $67,000 in 2005, $269,000 per year in years 2006 and 2007 and $157,000 in 2008.

The Company entered into a three-year capital lease agreement in September 2004, for approximately $499,000 to finance the acquisition of certain furniture and fixtures and computer equipment. The capital lease agreement bears an interest rate of 6.1% per annum and has a $1 buyout option at its expiration in September 2007.

In September 2005, the Company entered into a five-year operating lease agreement for approximately 2,000 square feet of office space in Virginia. The Company paid approximately $4,400 in the form of a security deposit in connection with the lease agreement.

Gross lease payment obligations under the non-cancelable operating and capital lease are as follows (in thousands):

	Capital Lease	Operating Leases	Bank Letter of Credit	Total
2005	$45	$385	—	$430
2006	182	1,413	$120	1,715
2007	76	1,268	—	1,344
2008	—	764	—	764
2009	—	303	—	303
2010	—	39	—	39

Total minimum payments	303	$4,172	$120	$4,595

Less: amount representing interest	14

Present value of net minimum lease payments	$289

Contingencies

In May 2005, the Company entered into a settlement agreement with the other parties in the litigation against the Company and its President and Chief Executive Officer and other parties by The Client Server Factory Inc. filed in October 2002. Pursuant to the settlement agreement, none of the parties made any admission regarding fault or liability and all outstanding issues among the parties were resolved. The Company’s share of the payments made pursuant to the settlement was $573,000 and has been recorded in the statement of operations for the nine months ended September 30, 2005. The case was dismissed with prejudice on June 30, 2005.

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

The foreign currency errors related to both transaction and translation gains and losses. The foreign currency transaction error resulted from the foreign currency translation effects related to intercompany balances being recorded as a component of the cumulative translation adjustment within stockholders’ equity as a component of comprehensive income, rather than in the statement of operations. The foreign currency translation error resulted from the failure to record certain foreign currency translation adjustments, mainly related to goodwill, which should have been recorded as a component of the cumulative translation adjustment within stockholders’ equity as a component of comprehensive income. The income tax errors related principally to the failure to record deferred tax assets related to firstly, two acquisitions which resulted in an overstatement of goodwill and secondly, the impact of stock-based compensation associated with stock options issued prior to the Company’s initial public offering in 2000. The Company did not record deferred tax assets associated with the amortization of stock-based compensation related to non-qualified stock options that are deductible for tax purposes. The Company had instead recognized the tax benefit associated with the exercise of these options at the date of exercise, to the extent of stock-based compensation recognized, and recorded any excess benefits to additional paid-in capital. The impact of these adjustments was reflected in the Annual Report on Form 10-K/A for the year ended December 31, 2004 filed with the Securities and Exchange Commission on April 25, 2005.

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

NOTE 12 – SUBSEQUENT EVENT

On October 24, 2005, pursuant the terms of a definitive agreement signed on October 13, 2005, the Company acquired SHC Ambeo Acquisition Corp. (“Ambeo”) for total cash considerations of $6.15 million. Ambeo is a privately-held company who is a leader in database auditing and activity monitoring and will become a wholly owned subsidiary. In addition to the cash consideration, the agreement also provided for inducement grants for an aggregate total of 125,000 shares of restricted stock at a purchase price of $0.001 per share to six key employees of Ambeo upon becoming non-officer employees of the Company on October 24, 2005. The restrictions associated with the stock subject to these grants will lapse with respect to 25% of the shares after the first anniversary of the effective date of the merger and 75% of the shares after the second anniversary of the effective date of the merger for which vesting is contingent upon continued employment with the Company. The Company will record compensation expense of $861,000 in deferred stock-based compensation and will be amortized over the vesting period. The Company has not completed the purchase price allocation, thus we cannot estimate the balance sheet impact of this acquisition. Operating results for this acquisition will be included in the period ending December 31, 2005 consolidated statement of operations from the acquisition date of October 24, 2005. The Company capitalized approximately $62,000 in acquisition costs for the three months ended September 30, 2005.

In October 2005, the Company awarded 50,000 and 100,000 shares of restricted stock, at fair values of $6.76 and $6.53, respectively. The Company will record compensation expense of $991,000 in deferred stock-based compensation, which will be amortized over the vesting period.

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

Overview

We provide data lifecycle management solutions that help companies build, optimize, test, and manage their critical data, database, and application infrastructures, allowing them to provide better service with fewer resources. We earn revenues from the worldwide sale of these software solutions and related maintenance and support services to corporations, government agencies, educational institutions, and other entities. Information technology (IT) budgets, as well as macroeconomic conditions, affect demand for our products. In addition, our sales are impacted by competitive conditions, market acceptance of our product offerings, and our ability to execute our sales plans successfully. We have historically derived a significant percentage of our revenues from our DBArtisan product line. For the three and nine months ended September 30, 2005, DBArtisan and DBArtisan add-on products accounted for more than 37% and 35% of our license revenues, respectively. This product line is expected to continue to account for a significant portion of our net revenues for the foreseeable future. As a result of this revenue concentration, our business could be harmed by a decline in demand for this product or its related product line.

Our products support the most widely used database and OS platforms, including Oracle, Microsoft SQL Server, IBM DB2 Universal Database, MySQL, and Sybase, running in Unix, Windows NT, and Linux environments.

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

In 2001, 2002, and the first half of 2003, global economic conditions had a negative impact on IT spending and affected sales of our products. In the second half of 2003 and in 2004, there were improvements in the fundamentals of our market and broader acceptance of our core and new products. However, in the first quarter of 2005, primarily due to an unexpected slowdown in closure rates of sales transactions in the United States that may have been Company specific or a result of macroeconomic changes, and also due to the organizational disruption in our U.K. subsidiary related to our Audit Committee investigation, we did not meet our revenue projections and total revenues decreased to $13.2 million for the three months ended March 31, 2005. But, with the stabilization of our U.K. operation in the second quarter, total revenue increased to $14.0 million. In the third quarter with the improvement in enterprise and commercial sales in North America, total revenue reached $14.8 million and $41.9 million for the three and nine months ended September 30, 2005, respectively, as compared to $14.0 million and $41.8 million for three and nine months ended September 30, 2004, respectively.

Most of our operating expenses are related to personnel and related overhead costs, facilities, outside research and development contractors, and legal and other professional service costs. The operating expenditures for the three and nine months ended September 30, 2005 were $10.8 million and $35.3 million, respectively, compared to $11.4 million and $36.1 million for the three and nine months ended September 30, 2004, respectively. Included in the nine month period ended 2005 and 2004, is a litigation settlement charge of $573,000 and a restructuring charge of $4.1 million, respectively.

Our cash flow from operations was approximately $3 million and $8 million for the three and nine months period ended September 30, 2005, respectively. Cash and cash equivalents and short-term investments were $64.7 million at September 30, 2005. During the nine month period ended September 30, 2005, we repurchased $3.2 million of the Company’s common stock under the Company’s stock repurchase program.

Our license and maintenance revenues, results of operations, cash flows from operations, and financial condition could be adversely affected in future periods by a renewed downturn in global economic conditions, increased competitive pressures or our own inability to execute on our sales plans.

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

We believe there have been no significant changes during the nine months ended September 30, 2005 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2004, filed with Securities and Exchange Commission on April 25, 2005.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentage relationship of certain items from the Company’s condensed consolidated statements of operations to total revenues:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004 (as restated)	2005	2004 (as restated)
	(unaudited)		(unaudited)
Revenues:
License	48.3%	50.6%	47.1%	49.2%
Maintenance	51.7	49.4	52.9	50.8

Total revenues	100.0	100.0	100.0	100.0
Cost of revenues:
License	1.6	2.0	1.7	1.7
Amortization of acquired technology and capitalized software	1.0	4.0	1.7	4.0
Maintenance	3.6	4.1	3.8	4.3

Total cost of revenues	6.2	10.1	7.2	10.0

Gross profit	93.8	89.9	92.8	90.0

Operating expenses:
Research and development	26.2	27.9	27.8	27.8
Sales and marketing	35.3	37.1	39.3	36.9
General and administrative	11.3	16.1	15.6	12.0
Restructuring and impairment charges	0.0	0.0	0.0	9.7
Litigation settlement charge	0.0	0.0	1.4	0.0

Total operating expenses	72.8	81.1	84.1	86.4

Income from operations	21.0	8.8	8.7	3.6
Other income, net	2.4	1.4	2.2	1.3

Income before provision for income taxes	23.4	10.2	10.9	4.9
Provision for income taxes	(7.5)	(4.0)	(3.6)	(0.8)

Net income	15.9%	6.2%	7.3%	4.1%

Revenues:

	Three months ended September 30,			Nine months ended September 30,
	2005	2004 (as restated)	Percent change	2005	2004 (as restated)	Percent change
	(unaudited)			(unaudited)
Revenues:
License	$7,136	$7,097	0.5%	$19,737	$20,564	(4.0)%
Maintenance	7,639	6,928	10.3	22,193	21,192	4.7

Total revenues	$14,775	$14,025	5.3%	$41,930	$41,756	0.4%

Total Revenues. Total revenues were $14.8 million for the three months ended September 30, 2005, an increase of 5.3% over the $14.0 million reported for the comparable period in 2004. The increase in total revenues was primarily due to an increase in improved sales closure rates in North America in the third quarter of 2005 and increased maintenance revenue. Total revenues were $41.9 million for the nine months ended September 30, 2005, an increase of 0.4% from $41.8 million reported for the comparable period in 2004. The lower nine month growth of 0.4% is a result of the impact of the unfavorable results in the first quarter of 2005.

License. License revenues were $7.1 million for the three months ended September 30, 2005, representing a 0.5% increase from the $7.1 million reported for the comparable period in 2004. The increase in license revenues in the third quarter was attributable to improved results in enterprise and commercial sales in North America. License revenues were $19.7 million for the nine months ended September 30, 2005, a decrease of 4.0 % from the $20.6 million reported for the comparable period in 2004. The decrease was due to a significant decrease in license revenues generated by our U.K. subsidiary in the first quarter of 2005. Future license revenues cannot be predicted and will vary based on IT spending, competitive conditions, varying revenue contribution from our international operations, and changes in the sales closure rates in North America.

Maintenance. Maintenance revenues were $7.6 million for the three months ended September 30, 2005, representing a 10.3% increase over the $6.9 million reported for the comparable period in 2004. Maintenance revenues increased 4.7% to $22.2 million for the nine months ended September 30, 2005 compared to the $21.2 million reported for the same period in 2004. Maintenance revenues vary with license revenue growth and maintenance renewal rates. Maintenance revenues increased primarily due to the consistent maintenance renewal rates among our customer base and an increase in professional service revenues. We expect that maintenance revenue will remain consistent as a percentage of revenues or decline slightly as a percentage of total revenues, if license revenues increase.

Cost of Revenues

	Three months ended September 30,			Nine months ended September 30,
	2005	2004 (as restated)	Percent change	2005	2004 (as restated)	Percent change
	(unaudited)			(unaudited)
Cost of revenues
License	$232	$283	(18.0)%	$696	$705	(1.3)%
Amortization of acquired technology and capitalized software	145	556	(73.9)	709	1,667	(57.5)
Maintenance	526	572	(8.0)	1,588	1,814	(12.5)

	$903	$1,411	(36.0)%	$2,993	$4,186	(28.5)%

License. Cost of license revenues consists primarily of royalties, credit card processing fees and product media and packaging. Cost of license revenues was $232,000 for the three months ended September 30, 2005, as compared to $283,000 for the comparable period in 2004. Cost of license revenues was $696,000 for the nine months ended September 30, 2005, as compared to $705,000 for the comparable period in 2004. The increase in royalty fees in 2005 is off set by decreases in credit card processing fees.

Amortization of acquired technology and capitalized software. This amortization relates to licensed technologies acquired from third parties that were deemed to have reached technological feasibility at the date of acquisition and therefore capitalized as well as capitalized internal development costs for software that have reached technological feasibility. The amortization of acquired technology and capitalized software was $145,000 and $556,000 for the three months ended September 30, 2005 and 2004, respectively. The amortization of acquired technology was $709,000 and $1,667,000 for the nine months ended September 30, 2005 and 2004, respectively. In the second quarter of 2005, certain of our intangible assets became fully amortized, thus resulting in a decrease in amortization expense for the third quarter of 2005 and also for the nine month period ended September 30, 2005. We expect amortization to continue into 2006.

Maintenance. Cost of maintenance revenues primarily consists of customer support personnel and related expenses, including payroll, employee benefits and allocated overhead. Cost of maintenance revenues was $526,000 for the three months ended September 30, 2005 as compared to $572,000 for the comparable period in 2004. Cost of maintenance revenues was $1,588,000 for the nine months ended September 30, 2005 as compared to $1,814,000 for the comparable period in 2004. The decrease in the third quarter of 2005 is due to lower personnel training costs. The 12.5% decrease for the nine months ended September 30, 2005 compared to the same period for 2004 was primarily due to decreases in wages and related expenses. We expect to hire additional support personnel to support our expanding product line and customer base, and that the cost of maintenance revenues may increase in the future.

Operating Expenses

	Three months ended September 30,			Nine months ended September 30,
	2005	2004 (as restated)	Percent change	2005	2004 (as restated)	Percent change
	(unaudited)			(unaudited)
Operating expenses:
Research and development	$3,868	$3,915	(1.2)%	$11,650	$11,595	0.5%
Sales and marketing	5,218	5,204	0.3	16,479	15,411	6.9
General and administrative	1,676	2,260	(25.8)	6,550	5,016	30.6
Restructuring charges	—	—	—	—	4,068	(100.0)
Litigation settlement charge	—	—	—	573	—	100.0

Total operating expenses	$10,762	$11,379	(5.4)%	$35,252	$36,090	(2.3)%

Research and Development. Research and development expenses primarily consist of personnel and related expenses, including payroll and employee benefits, allocated overhead, non-cash stock-based compensation, as well as expenses related to third party development services. Research and development expenses were $3.9 million for the three months ended September 30, 2005 and $3.9 million for the comparable period in 2004. The nominal decrease was primarily due to a decrease in consulting services costs. Research and development expenses were $11.7 million for the nine months ended September 30, 2005 and $11.6 million for the comparable period in 2004. The increase is due to the increases in third party development costs. We anticipate that we will continue to invest resources into research and development activities in order to develop new products, advance the technology relating to our existing products and to develop new business opportunities.

Sales and Marketing. Sales and marketing expenses consist primarily of personnel and related expenses, commissions earned by sales personnel, non-cash stock-based compensation, trade shows, travel and other marketing communication costs, including advertising and other marketing programs. Sales and marketing expenses were $5.2 million for the three months ended September 30, 2005 and $5.2 million for the comparable period in 2004. For the nine months ended September 30, 2005, sales and marketing expenses were $16.5 million compared to $15.4 million for the nine months ended September 30, 2004. The nine month period increase was mainly due to the establishment of our enterprise and commercial sales force, which resulted in higher wages and related costs, higher commission compensation and sales related travel and entertainment expenses. We intend to selectively increase staff in our sales organization and to create marketing programs to support our product initiatives and, accordingly, expect that future sales and marketing expenditures will increase.

General and Administrative. General and administrative expenses primarily consist of personnel and related expenses, general operating expenses and non-cash stock-based compensation. General and administrative expenses were $1.7 million for the three months ended September 30, 2005 and were $2.3 million for the comparable period in 2004. The decrease in absolute dollars was mainly due to a $600,000 decrease in legal fees incurred in the third quarter of 2004 in connection with the settlement of our litigation with The Client Server Factory Inc. (“TSCF”) which was settled in the second quarter of 2005. General and administrative expenses were $6.6 million for the nine months period ended September 30, 2005 and were $5.0 million for the comparable period in 2004. The increase was mostly a result of an increase of $1.3 million for professional fees and assistance related to compliance with the Sarbanes-Oxley Act and additional rules and regulations promulgated by the SEC and NASDAQ National Market, $150,000 in recruitment fees associated with enhancing our accounting and finance capabilities and international management team, a $211,000 increase in tax consulting and permits related fees, and a $326,000 increase in wage related expenses offset by a reduction of $770,000 in legal fees incurred in the nine month period ended September 30, 2004 resulting from the TSCF litigation which was settled in the second quarter of 2005. We expect general and administrative costs to decrease in 2005 as compared to 2004 as we control our costs in the second year of compliance with the Sarbanes-Oxley Act and other related rules and regulations, however, overall compliance costs are expected to be higher than historical expenses.

Litigation Settlement Charge. In May 2005, the Company entered into a settlement related to the suit filed against the Company and others by The Client Server Factory Inc. in October 2002. The Company’s share of the payments made pursuant to the settlement was $573,000 which was recorded in the statement of operations in the second quarter of 2005. There was no similar expense in the three months ended September 30, 2005 or the three and nine months ended September 30, 2004.

Other Income, net. Other income, net consists primarily of interest income and was $351,000 and $203,000 for the three months period ended September 30, 2005 and 2004, respectively. For the nine months period ended September 30, 2005 and 2004, other income, net, was $923,000 and $558,000, respectively. The increase was due to an increase in the average balance of the cash balance throughout the periods.

Provision for Income Taxes. Under SFAS No. 109, Accounting for Income Taxes (“SFAS No. 109”), deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse. SFAS No. 109 provides for the recognition of deferred tax assets if realization of such assets is more likely than not. The provision for income taxes was $1,106,000 and $559,000 for the three months ended September 30, 2005 and 2004, respectively. The estimated effective tax rate provision rates for the three months ended September 30, 2005 and 2004 was 32% and 39%, respectively. The provision for income taxes was $1,491,000 and $351,000 for the nine months ended September 30, 2005 and 2004, respectively. The estimated effective tax provision rate for the nine months ended September 30, 2005 and 2004 was 32% and 17%, respectively. The effective tax rate for the nine month period was lower in 2004 primarily due to a higher benefit for disqualifying dispositions of stock options which benefits the overall corporate tax rate. It is impossible to forecast the exercise of our outstanding common stock options or the disqualifying dispositions associated with them. The benefits received from the disqualifying dispositions can only be considered in calculating a rate for the period in which they are realized. In the past, our effective tax rate has declined due to the occurrence of such disqualifying dispositions. There were no disqualifying dispositions during the three months ended March 31, 2005 or September 30, 2005. There were disqualifying dispositions of $13,000 during the three months ended June 30, 2005.

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

We are currently under Internal Revenue Service (the “IRS”) audit of our United States federal income tax return for the fiscal year ended 2003. As of September 30, 2005, the IRS had not issued any proposed adjustments to the amounts reflected by us on our return. However, the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations. If the IRS audit results in assessment of additional taxes due, there exists the possibility of a material adverse impact on the results of operations for the period in which the matter is ultimately resolved or an unfavorable outcome becomes probable and reasonably estimable.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, FASB Staff Position No. FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“FSP FAS 109-2”) was issued, providing guidance under SFAS 109, “Accounting for Income Taxes” for recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (“Jobs Act”), enacted on October 22, 2004. FSP FAS 109-2 allows time beyond the financial reporting period of enactment to evaluate the effects of the Jobs Act before applying the requirements of FSP FAS 109-2. Accordingly, we are evaluating the potential effects of the Jobs Act and have not adjusted our tax expense or deferred tax liability as of September 30, 2005. We will complete our evaluation by the end of 2005.

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

LIQUIDITY AND CAPITAL RESOURCES

We have funded our business to date from cash generated by our operations and financings. In April 2000, we completed our initial public offering of common stock, generating net proceeds to us of approximately $43.0 million. As of September 30, 2005, we had cash, cash equivalents and short-term investments of $64.7 million.

As disclosed in Note 12, the Company acquired SHC Ambeo Acquisition Corp. (“Ambeo”) for total cash considerations of $6.15 million on October 24, 2005. This will be a major use of cash for the fourth quarter in 2005.

Operating Activities

The table below aggregates certain line items from the cash flow statement to present the key items affecting our operating activities (in thousands):

	Nine months ended September 30,
	2005	2004 (as restated)
	(unaudited)
Net income	$3,117	$1,687
Non-cash adjustments	3,576	5,478
Increase in operating assets	904	1,353
Increase in operating liabilities	700	1,560

Net cash provided by operating activities	$8,297	$10,078

Our primary source of operating cash flows is the collection of accounts receivable from our customers. We measure the effectiveness of our collections efforts by an analysis of average accounts receivable daily sales outstanding (DSO). Collection of accounts receivable and related DSO could fluctuate in the future periods due to timing and amount of our revenues and the effectiveness of our collection efforts. In the future, collections could also fluctuate based upon the payment terms we extend to our customers. In the past, our payment terms have typically been net thirty days. Our DSO for the three months ended September 30, 2005 and 2004 were 43 days and 43 days, respectively.

The non-cash adjustments include depreciation and amortization of property and equipment and intangible assets, as well as amortization of deferred stock-based compensation and options issued in exchange for services. These non-cash adjustments may increase or decrease and, as a result, positively or negatively impact our future operating results, but they will not have a corresponding impact on our cash flows. The decrease in non-cash adjustments was mainly due to a decrease of $964,000 in amortization of other intangible assets and acquired technology and capitalized software, a decrease of $680,000 in impairment charges, and a $301,000 decrease in depreciation and amortization of property and equipment, and a $165,000 decrease in non-cash stock based compensation amortization offset by an increase of $144,000 in tax benefit arising from disqualifying disposition of stock options.

The decrease in operating assets during the nine months ended September 30, 2005 was primarily due to a decrease in accounts receivable change of $584,000 and a decrease in prepaid expenses and other assets change of $135,000. The decrease in operating liabilities during the nine months ended September 30, 2005 was primarily due to an increase in deferred revenue change of $694,000, offset by a decrease in the changes to accounts payable and accrued liabilities change of $1,554,000.

Our operating cash flows may be impacted in the future by the timing of payments to our vendors for accounts payable. We typically pay our vendors and service providers in accordance with their invoice terms and conditions. The timing of cash payments in future periods will be impacted by the nature of accounts payable arrangements and management’s assessment of our cash inflows.

Investing Activities

The table below aggregates certain line items from the cash flow statement to present the key items affecting our investing activities (in thousands):

	Nine months ended September 30,
	2005	2004
	(unaudited)
Proceeds from sales or maturities of investments	$69,490	$63,331
Purchase of investments	(70,585)	(66,447)
Purchase of property and equipment	(337)	(1,300)
Technology acquired and developed	—	(45)
Capitalized acquisition costs	(62)	—

Net cash used in investing activities	$(1,494)	$(4,461)

The main use of cash used in investing activities during the nine months ended September 30, 2005 was the purchase of marketable securities for investment purposes, which were converted from cash equivalents. We intend to be consistent with our historical investment practices and invest in high quality short-term investments. We expect to continue to acquire such investments in the future and receive proceeds from them as they mature or are sold.

Included in cash used in investing activities were purchases of property and equipment. For the nine months ended September 30, 2005 and 2004, purchases of property and equipment were $337,000 and $1,300,000, respectively.

Financing Activities

The table below presents the key items affecting our financing activities (in thousands):

	Nine months ended September 30,
	2005	2004
	(unaudited)
Repurchase of common stock	$(3,196)	$(11,182)
Payments of principal under capital lease obligation	(120)	(52)
Proceeds from exercise of stock options	386	2,519

Net cash used in financing activities	$(2,930)	$(8,715)

The primary source of cash in financing activities during the nine months ended September 30, 2005 was the exercise of approximately 90,000 stock options for $386,000. The main use of cash in financing activities during the nine months ended September 30, 2005 was the Company’s repurchase of 554,000 shares of common stock as part of its stock repurchase program for $3.2 million. Our future liquidity and capital resources could be impacted by the cash proceeds we receive upon exercise of employee stock options. In addition, we cannot estimate the amount of such proceeds in the future. As of September 30, 2005, we had approximately 995,000 shares remaining available for repurchase under our stock repurchase program. The timing of future repurchases and the price paid for the shares could have a material impact on our liquidity.

In September 2004, we entered into a $499,000 three-year capital lease agreement with a financial institution to finance acquisition of certain furniture and fixtures and computer equipment. The capital lease agreement bears interest of 6.1% per annum and has a $1 buyout at its expiration in September 2007. It is likely we will enter into additional capital lease arrangements as long as interest rates remain attractive.

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

We had net deferred tax assets totaling $4.7 million as of September 30, 2005 and December 31, 2004. We believe that these net assets will be realizable in the future. As of December 31, 2004, the Company had federal and state net operating loss carry forwards (“NOLs”) of approximately $5.0 million and $7.1 million, respectively. These NOLs can be carried forward to offset future taxable income, if any. The federal and state NOLs expire in 2006 through 2021, if not utilized. As of December 31, 2004, the Company had federal, state and foreign research and development credits of approximately $1.6 million, $234,000 and $592,000, respectively. The federal credits expire in 2020 through 2023. The foreign credits expire in 2011 through 2013. The state credits do not expire. Pursuant to the provisions of Section 382 of the Internal Revenue Code, the amount of benefits from NOLs available to the Company may be limited.

Our contractual obligations consist of facility lease commitments, operating leases for office equipment, and capital leases for property and equipment. In April 2004, we announced a restructuring plan, and, as a part of that plan, we entered into a new five-year lease commitment and subleased the remainder of our long-term San Francisco office leases. In September 2005, the Company entered into a five-year operating lease agreement for approximately 2,000 square feet of office space in Virginia. Gross lease payment obligations under the non-cancelable operating and capital leases are as follows (in thousands):

Year Ending December 31,	Capital Lease	Operating Leases	Bank Letter Of Credit	Total
Remainder of 2005	$45	$385	—	$430
2006	182	1,413	$120	1,715
2007	76	1,268	—	1,344
2008	—	764	—	764
2009	—	303	—	303
2010	—	39	—	39

Total minimum lease payments	303	$4,172	$120	$4,595

Less: amount representing interest	14

Present value of net minimum lease payments	$289

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

Our Annual Report on Form 10-K included restated consolidated financial information for fiscal years 2000 through 2003, as well as for the first three quarters of 2004. The restatement of financial information resulted from errors that were identified with respect to the accounting for the impact of foreign currencies and for income taxes. We concluded that these errors constituted “material weaknesses” in our internal control over financial reporting. The existence of material weaknesses precluded us from concluding that our internal control over financial reporting was effective as of December 31, 2004.

In addition, following the third quarter of 2004, our Audit Committee conducted an internal investigation focused on our revenue recognition practices related to transactions with certain distributors and resellers, principally those of our United

Kingdom subsidiary, Embarcadero Europe. Upon completion of this investigation, we concluded that it was necessary to restate our financial statements to properly reflect sales to certain distributors and resellers on a sell-through basis, which is consistent with our revenue recognition policy, for the quarters ended March 31 and September 30, 2004. This restatement resulted from a material weakness in our internal control over financial reporting with respect to the reporting of transactions principally conducted by Embarcadero Europe. In 2005, following discovery of the material weakness, we have taken steps, including replacing our international controller and other employees of our U.K. subsidiary, and hiring a new corporate controller with worldwide responsibilities and adding a compliance manager, to strengthen our internal controls over financial reporting to prevent the recurrence of the circumstances that resulted in our determination to restate prior period financial statements.

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

Changing laws, regulations and standards relating to corporate governance, public disclosure and compliance practices, including the Sarbanes-Oxley Act of 2002, new SEC regulations and NASDAQ National Market rules, are creating uncertainty for companies such as ours in understanding and complying with these laws, regulations and standards. As a result of this uncertainty and other factors, devoting the necessary resources to comply with evolving corporate governance and public disclosure standards has resulted in increased general and administrative expenses and a diversion of management time and attention to compliance activities. We also expect these developments to continue to increase our legal compliance and financial reporting costs compared to historical costs. However, compliance costs in 2005 are expected to be lower than in 2004 as we control our costs in our second year of compliance. In addition, these developments may make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain such coverage. Moreover, we may not be able to comply with these new rules and regulations on a timely basis. These developments could make it more difficult for us to attract and retain qualified members of our board of directors or qualified executive officers.

Additionally, we have incurred significant legal, accounting and consulting costs in connection with our Audit Committee investigation completed in January 2005. The costs of the investigation totaled $2.0 million, of which $189,000 was recorded in operating expenses in the nine month period ended September 30, 2005. As a result, our results of operations for the nine months ended September 30, 2005 were adversely affected. In addition, we will continue to incur general and administrative expenses as we implement, test and refine our internal control over financial reporting and recruit new personnel into our finance organization in accordance with Section 404 of the Sarbanes-Oxley Act and the Audit Committee recommendations.

If sales of DBArtisan fall, our revenues and income may decline.

A significant portion of our revenues is derived from sales of our DBArtisan product. For the three and nine months ended September 30, 2005, DBArtisan and DBArtisan add-on products accounted for more than 37% and 35% of our license revenues, respectively. We expect that sales of DBArtisan will continue to represent a substantial portion of our license revenues for the foreseeable future. In addition, many of our customers initiate a relationship with us by purchasing DBArtisan. If demand for DBArtisan declines due to competition, technological change or other factors, our revenues and income may decline significantly.

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

The markets into which we sell our products are cyclical and are subject to general economic conditions. Although the information technology market has recovered in second half of 2003 and was generally better in 2004, economic conditions remain uncertain and the recovery may not be sustained. During the first quarter of 2005, we experienced a slowdown in sales closure rates in the United States that may have been Company specific or a result of macroeconomic changes. While our closure rates improved in the second and third quarters of 2005, any renewed slowdown in the database market or in general economic conditions would likely result in a reduction in demand for our products and our results of operations would be harmed.

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

We have added, and we continue to recruit, new personnel for our finance and sales organization. We have enhanced our accounting and finance capabilities by appointing various senior personnel. Our business will not be able to grow if we cannot continue to fill these positions and attract, retain, and motivate other qualified personnel. Competition for qualified employees remains intense and we may not be able to attract, assimilate, or retain highly qualified personnel in the future. There has been in the past and there may also be in the future a shortage of personnel that possess the technical background necessary to sell, support, and develop our products effectively. It has also become more difficult to recruit qualified financial personnel since the implementation of the new laws, regulations and standards relating to corporate governance, public disclosure and financial reporting. Some of our current employees and those that we seek to hire may be subject to non-competition or non-solicitation covenants that could further limit our ability to attract or retain qualified personnel.

If the members of our management and finance teams are unable to work together effectively, our ability to manage our business will suffer.

Several members of our management and finance teams have not previously worked together, and we cannot be sure that they will be able to work together effectively. Our management and finance teams have changed significantly in 2005. In October 2005, Raj Sabhlok, our existing Chief Financial Officer was promoted to Senior Vice President of Operations, and we appointed Michael Shahbazian as our new Chief Financial Officer. During 2005, we have also hired a new international controller, a new worldwide controller and a compliance manager. If these and other members of our management and finance teams cannot work together effectively, our ability to manage our business will suffer.

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

We are currently under Internal Revenue Service (the “IRS”) audit of our United States federal income tax return for the fiscal year ended 2003. As of September 30, 2005, the IRS had not issued any proposed adjustments to the amounts reflected by us on our return. However, the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations. If the IRS audit results in assessment of additional taxes due, there exists the possibility of a material adverse impact on the results in operations of the period in which the matter is ultimately resolved or an unfavorable outcome becomes probable and reasonably estimable.

Acquisitions of companies or technologies may result in disruptions to our business.

In October 2005, we completed the acquisition of Ambeo, a privately-held company providing database auditing and activity monitoring products, as disclosed in Note 12 to the consolidated financial statements. We may make additional strategic acquisitions of companies, products, or technologies as necessary in order to implement our business strategy. If we are unable to successfully integrate Ambeo or other acquisitions with our existing operations, we may not receive the intended benefits of such acquisitions and the revenues and operating results of the combined company may decline. Any acquisition may temporarily disrupt our operations and divert management’s attention from day-to-day operations.

In addition, acquisitions may subject us to unanticipated liabilities or risks, including litigation and the costs and uncertainties related to legal proceedings. For example, we recently settled litigation related to our acquisition of Engineering Performance, Inc, in November 2000, incurring litigation settlement costs of approximately $573,000 in the nine months ended September 30, 2005.

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

We adopted SFAS No. 142 on January 1, 2002, and, as a result, we ceased to amortize goodwill. We now test our goodwill for impairment on an annual basis or in the event of a significant change in our business. We performed our impairment test in September 2005 and determined that there had been no impairment to our goodwill. As of September 30, 2005, our goodwill balance was $10.7 million. In the future, if we determine that this goodwill has been impaired, we will be required to take a non-recurring charge to write down this asset, which would adversely affect our earnings and book value.

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

Our executive officers and directors, in the aggregate, beneficially held 24% of our outstanding common stock as of September 30, 2005. These stockholders, if acting together, can significantly influence all matters requiring approval by our stockholders, including the approval of equity compensation plans, the election of directors and the approval of mergers or other business combination transactions.

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

Interest Rate Risk

Our exposure to market risk for changes in interest rates primarily relates to our investment portfolio, which at September 30, 2005 included auction rate securities with a fair value of approximately $53.6 million. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. From time to time, some of the securities in which we invest may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with an interest rate fixed at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents, marketable securities in money market funds, tax-exempt municipal auction rate securities and tax exempt municipal bonds. The risk associated with fluctuating interest rates is limited to our investment portfolio. Based on our portfolio as of September 30, 2005, if interest rates were to change by 10%, interest income could be impacted positively or negatively by approximately $245,000 on an annualized basis. There would be no material impact on the fair market value of the portfolio. As of September 30, 2005, all of our investments were in tax-exempt municipal auction rate securities.

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

(a) Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934) as of the end of the period covered by this report. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2005 due to the material weaknesses in our internal controls over financial reporting previously reported in our Annual Report on Form 10-K/A filed on April 25, 2005.

(b) Changes in Internal Controls over Financial Reporting

During the quarter ended September 30, 2005, in addition to the steps disclosed in our 10-Q’s for the quarters ended June 30, 2005 and March 31, 2005, we continued to take steps to strengthen our internal controls over financial reporting. Steps taken for the quarter ended September 30, 2005 included the following:

•	We continued to enhance the corporate finance oversight and controls over key financial activities for foreign subsidiaries, such as inter-company transactions and reconciliations.

•	As we continued to improve our internal controls, we also engage in the assessment of their design and operational effectiveness through management testing.

•	We continued to recruit experienced personnel to our finance organization. During the third quarter, we engaged a consultant to assist us with our internal controls testing.

While we believe we have enhanced, and will continue to enhance, our controls over financial reporting with the steps above and by implementing other previously disclosed measures, as of September 30, 2005, we cannot conclude that these new internal controls are effective until they operate for a sufficient period of time and are tested with satisfactory results.

PART II

OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Information with respect to this item is incorporated by reference to Note 10 of the Notes to the Condensed Consolidated Financial Statements included herein on page 12 of this Quarterly Report on Form 10-Q.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Pursuant to our publicly announced stock repurchase program approved by our Board of Directors in September 2001 and amended as of July 2002, July 2004 and October 2004, we are authorized to repurchase up to an aggregate of 4,230,000 shares of common stock. Under this stock repurchase program, depending on market conditions and other factors, we may make repurchases from time to time in the open market and in negotiated transactions, including block transactions. This stock repurchase program may be terminated at any time. The following table sets forth information on the Company’s common stock repurchase program activity for the quarter ended September 30, 2005 (amounts in thousands, except average price paid per share):

	Number Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under Plans or Programs

July 1 – July 31, 2005	—	—	3,037	1,193
August 1 – August 31, 2005	196	$5.64	3,233	997
September 1 – September 30, 2005	2	5.99	3,235	995
Total:	198	$5.64	3,235	995

ITEM 6.	EXHIBITS

(a) Exhibits:

The following documents are furnished as Exhibits to this Report:

10.1	Lease agreement between Embarcadero Technologies, Inc. and Plaza America Office Development, LLC

31.1	Certification of Stephen Wong pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Michael Shahbazian pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Stephen Wong pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Michael Shahbazian pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EMBARCADERO TECHNOLOGIES , INC .

By:	/S/ MICHAEL SHAHBAZIAN
Michael Shahbazian
Senior Vice President and Chief Financial Officer

Date: November 4, 2005