Form 10-K
period 2005-12-31
EMBARCADERO TECHNOLOGIES INC
filed 2006-03-16
CIK 1107112

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

X	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2005 or

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

Common Stock, $0.001 Par Value

Indicate by check mark whether the registrant is well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

☐  Yes              ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

☐  Yes              ☒  No

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒  Yes              ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐              Accelerated filer  ☒              Non-accelerated filer  ☐

Indicate by check mark if the registrant is a shell company as defined in Rule 12b-2 of the Act.

☐  Yes              ☒  No

Aggregate market value of the voting stock held on June 30, 2005 by non-affiliates of the registrant: $120,345,630. Number of shares of Common Stock outstanding at March 3, 2006: 25,841,198.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the Registrant’s 2006 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

EMBARCADERO TECHNOLOGIES, INC.

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended December 31, 2005

i

All statements contained in this Annual Report on Form 10-K that are not historical facts are forward-looking statements within the meaning of the federal securities laws that relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “intend,” “potential,” or “continue” or the negative of these terms or other comparable terminology. Such statements are only predictions. Risks and uncertainties and the occurrence of other events could cause actual results to differ materially from these predictions. The risks and uncertainties discussed below under Item 1A. Risk Factors and elsewhere in this report should be considered carefully in evaluating our business. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. Moreover, we assume no responsibility for the accuracy and completeness of these statements. We are under no duty to update any of the forward-looking statements after the date of this report or to adjust these statements to reflect actual results.

PART I

Item 1.	Business

Embarcadero Technologies, Inc. is a leading provider of strategic data management solutions that help companies to improve the availability, integrity, accessibility, and security of corporate data. The company develops, markets, sells and supports software that helps customers to manage corporate data more effectively. Since its founding in 1993, Embarcadero has built a broad customer base with over 11,000 customers, including 97 of the Fortune 100. The company is headquartered in San Francisco, CA and distributes its software in the U.S. and abroad through its sales force as well as through distributors and resellers.

The fundamental goals of Embarcadero’s software are to help customers achieve higher returns from their investments in corporate data and to make the value of that data more evident to the business. In order to meet the demands of large enterprises and to attract the broadest possible customer base, the company’s software supports a variety of popular database platforms from major vendors, including Oracle®, IBM®, Microsoft® and Sybase®. In addition to its multi-platform capability, Embarcadero’s software also supports the lifecycle requirements of corporate databases as they move through the process of being designed, developed, deployed and managed in production. The company organizes its product line around three key disciplines in data management – architecture, availability and security – to focus attention on those areas where the company believes that customers have the most opportunity to extract greater value from their data infrastructure.

Industry Background

Business is becoming increasingly information driven, as more organizations rely on the productive use of data to compete effectively, to operate efficiently, and to achieve higher customer satisfaction. As part of this trend, the adoption of database technology has proliferated, facilitating the automation of many business processes and the adoption of packaged applications, such as ERP and CRM systems. Over the years, corporate databases have emerged as a principal storehouse of knowledge needed to support business decision-making.

As corporate databases have grown in importance, so have pressures for data management professionals to deliver reliable service levels. Today, businesses expect IT organizations to manage the data infrastructure cost effectively while ensuring the availability, utility, and security of the underlying data. Despite years of investment, however, data management remains a challenge for even well-funded IT organizations due to the confluence of several factors:

•	Large Scale: Many large businesses make widespread use of database technology. Today, it is not unusual for large multinationals to operate their businesses on top of hundreds or even thousands of databases, which can be spread around the world and across many different business units. Managing data on such a large, distributed scale poses significant hurdles, as it becomes more difficult to operate efficiently while remaining responsive to changing business demands.
•

Rapid Growth:    The challenge of managing corporate databases on a large scale is exacerbated by the rapid growth of corporate data. Such high growth rates make it difficult to keep database systems performing at high levels, challenge data professionals to manage larger volumes of data, and stretch the ability of IT organizations to absorb the growth without increasing cost structures.
•	Technical Complexity: Most companies, particularly larger ones, have failed to standardize on a single database platform. This introduces technical challenges that make it more difficult to manage databases and to deliver cohesive information derived from different systems.
•	De-centralized Management: Data management teams are often aligned with business units or specific applications. While this gives business units greater flexibility and control over their databases, opportunities to gain global visibility over all data assets, to establish broader data standards, and to benefit from greater economies of scale may not be realized due to data inconsistencies and redundant data resulting in lower productivity.
•	Increasing Compliance Requirements: At a time when businesses are driven to make information more accessible, concerns about data privacy and security are escalating. Numerous, well publicized data breaches have prompted governments to enact a variety of laws that impose substantial new compliance requirements on businesses to tighten data privacy and access controls. These new compliance requirements place a significant burden on data management professionals.

Failing to manage a data infrastructure effectively can result in higher costs and data that is not useful to the business. The large scale, rapid growth and technical complexity of the data infrastructure make it difficult for many organizations to achieve global visibility and control of their data. Lack of visibility into existing data assets limits the ability of IT organizations to be responsive to business demands. Similarly, the lack of global standards can lead to inconsistent data definitions and redundancies, which can result in higher costs, lower productivity, poorer data quality and additional effort to integrate incompatible data. Without the effective implementation of an overall strategy for managing data, organizations may incur higher costs for managing a large and growing data infrastructure without realizing commensurate business value from such investments.

Embarcadero Solutions

Since its founding, Embarcadero has focused on designing and developing software that meets the evolving requirements of data management professionals. The company organizes its product line around three key disciplines of data management in a framework defined as Strategic Data Management (SDM). SDM, which is designed to be a more comprehensive approach to managing data on a broad scale, has the primary goals of helping customers extract greater business value from corporate data while achieving lower unit costs in managing their data infrastructure. The three key disciplines that comprise SDM and the rationale for their importance are:

Data Architecture.    The premise for embracing data architecture is to establish a blueprint for how data will support a business over time. By establishing a data architecture practice, an organization can gain broader visibility over its data assets and therefore be better equipped to leverage them to support key business initiatives. It facilitates the adoption of enterprise data standards that can improve data quality, promote data re-use, streamline integration requirements, and support the consolidation of redundant data, databases and servers.

Data Availability.    Over time, the cost of managing databases becomes a primary cost of ownership, eventually exceeding the initial cost of acquiring the software and hardware. Considering the high growth rate of corporate data, IT organizations are motivated to pursue process improvements that would enable them to achieve higher productivity in managing their data infrastructure. Today, data management professionals are responsible for the efficient administration of corporate databases while sustaining high service levels and remaining responsive to changing business requirements. In order to scale to meet these demands, IT organizations must examine opportunities to automate, streamline and simplify database administration on a broader scale.

Data Security.    Businesses have a growing requirement to tighten data security in an effort to protect the confidentiality of sensitive information and to control access to applications and databases. Regulations, such as the Sarbanes-Oxley Act, the Health Insurance Portability and Accountability Act and Basel II, are forcing businesses around the world to comply with new mandates to safeguard data privacy and to tighten data access controls. Corporate databases are often the primary repository for sensitive and valuable information, such as social security numbers, credit card numbers, and patient records. Accordingly, in order to secure data effectively, companies must adopt a comprehensive strategy to strengthen database server security, regardless of platform, and undertake a series of measures to protect the data.

To appeal to a wide variety of customers, our products work in multi-platform environments incorporating a variety of database platforms, including Oracle®, IBM® DB2® UDB, Microsoft® SQL Server® and MySQL®. Another element of our product strategy is to support the lifecycle requirements of databases as they progress through the process of being designed, developed, tested, deployed, and managed in production. When designing our products, we strive to make them easy to use so that both novice and expert users can become productive in using them quickly.

Our key products and their core functionality are summarized below:

Product Category	Embarcadero Product	Description

Data Architecture	ER/Studio®	Software to capture, design and document database schemas for a variety of popular database platforms. It serves as a mechanism for gaining visibility and control over corporate database designs and for managing the metadata that describes the underlying data structures.

	DT/Studio®	Software to extract, transform, move and load data from a wide variety of data sources. It helps customers to integrate data from disparate sources in order to deliver more meaningful information to business users.

	Describe®	Software to architect applications, particularly those that utilize databases to store application data. It supports the UML industry standard and helps developers to develop a blueprint for an application intended to facilitate a more productive development process.

Data Availability	DBArtisan®	Software to administer databases for a variety of popular database platforms. It helps database administrators and other data professionals with key tasks in managing databases, including security administration, disaster recovery, space management and schema management.

	Rapid SQL®	Software to develop database code for a variety of popular database platforms. It helps to improve the productivity and quality of work from database developers as they write, test and debug SQL to be deployed against a database.

	Embarcadero Performance Center	Software to monitor databases on a variety of popular database platforms. It helps customers to guard against unplanned downtime of critical databases by providing insight into internal performance and availability metrics of the target databases.

	Embarcadero Change Manager	Software to manage the release of changes to database schema. It serves as a change control mechanism to ensure that code changes are reviewed, tested and approved before they are released into production.

Data Security	DSAuditor	DSAuditor can be purchased as software or packaged in an appliance. The product audits how users access and manipulate data for a variety of popular database platforms. It helps customers to tighten data privacy and access control by providing a detailed audit trail of how sensitive data is accessed and used across the enterprise.

Sales and Marketing

North American sales.    We sell our software in the United States and Canada primarily through a direct sales force comprised of a telesales group and a field sales organization. Our sales model has enabled us to efficiently build a broad customer base. Our telesales group is complemented by a field sales organization that targets major accounts. The field sales organization facilitates penetration into major customer accounts and focuses on driving larger sales transactions and enterprise-wide implementations of our products. Sales cycles range between two to three months for departmental sales and up to six to twelve months for larger-scale enterprise-wide implementations. Embarcadero intends to build its channel sales by working closely with OEM partners, service partners and value-added resellers. In 2005, channel sales accounted for approximately 15.4% of total revenue in North America.

International sales.    International sales represented 27.0% and 19.8 % of our total revenues in 2005 and

2004, respectively, and were generated primarily by Embarcadero Technologies Europe Ltd., which manages the sales, marketing, and support of our products in Europe, the Middle East, and Africa. In other overseas markets, we sell our products through independent distributors and through our sales office in Australia. We have agreements with distributors in various countries in Central and Latin America, as well as the Asia Pacific region. Our international distributors perform sales, marketing, and technical support functions for their local customers. We intend to continue to increase our international distribution by expanding direct selling efforts through Embarcadero Technologies Europe Ltd. and our existing distributors, as well as by developing relationships with additional international distributors.

For a geographic breakdown of our revenue and long-lived assets, see Note 12 of our consolidated financial statements included in this report.

Marketing.    Our marketing efforts are focused on driving the core business for Embarcadero Technologies while helping the new enterprise-scale products reach critical momentum in their segments. Key activities in 2005 included lead generation programs , building relationships with our customers, researching competition and market environments, delivering more comprehensive sales support materials, and enhancing the positioning and brand of our company and products. We intend to continue our marketing efforts to increase account penetration throughout our existing customer base, extend our customer base in the areas of our new product offerings, and build market share in data management.

Customer Service and Technical Support

Most customers purchase a one-year maintenance and support contract upon purchase of a software license. Maintenance and support contracts entitle customers to all product upgrades and technical support during the term of the contract. Our standard maintenance contract covers a 12-month period, is payable in advance, and is renewable at the customer’s option.

In 2005, we introduced 24/7 tiered support services to better meet the needs of our enterprise and global customers. Embarcadero Technologies provides three different Support Services programs – Standard, Extended, and Premium:

•	Standard Support: Standard Support provides access to the knowledge and tools needed to successfully implement and use Embarcadero products. It includes phone, email, and web support from our support team during standard support hours; software upgrades and updates; and access to online resources including a user community that exchanges ideas and information on the use of our products.

•	Extended Support: Extended Support includes all of the benefits of Standard Support, and adds 24/7 access to phone, email, and web-based interaction with our support team.

•	Premium Support: Premium Support adds the benefits of having a named account executive responsible for overseeing the support relationship, annual advisory sessions with Embarcadero product management staff, and priority case administration.

Our international distributors are generally responsible for providing customer service and technical support. Our European subsidiary, Embarcadero Technologies Europe Ltd., based in Maidenhead, United Kingdom, provides English support for its customers from 9:00 a.m. to 5:00 p.m., Greenwich Mean Time, Monday through Friday.

Research and Development

During fiscal years 2005, 2004, and 2003, research and development expenses were $16.2 million, $15.6 million, and $15.6 million respectively. These amounts represented 28.1%, 27.8%, and 30.0% respectively, of our total revenues in each of those years. Our research and development efforts are focused on enhancing our existing products as well as developing new applications that enable organizations to manage their corporate data and the systems that support and house that data. Members of our research and development group have extensive experience in databases, database management software, design, performance management, and Internet technologies. We organize our research and development staff into discrete engineering teams responsible for specific products, for both new development and enhancements to existing products, in each of our product segments. These engineering teams are located in California, Colorado, and Ontario, Canada. We supplement our internal software development efforts by using outside contractors and/or purchasing technology when we believe that utilizing such outside resources will help us to complete discrete programming tasks more effectively or efficiently than we can accomplish internally.

Our future success depends largely upon our ability to enhance existing products and develop new solutions that reinforce our competitive position and increase our value proposition to customers. We have made and will continue to make financial and organizational investments in research and development. Product development input is obtained through customer feedback, by monitoring evolving user requirements, and by evaluating competing products. Our product management group is responsible for translating customer requirements and market opportunities into product development initiatives. Our engineering teams are in turn responsible for executing on these product development initiatives.

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

Competition

The market for our products is highly competitive, dynamic, and subject to rapidly changing technology. We compete primarily against other providers of data and database management, data performance and availability, enterprise data design and modeling, and data movement technologies, which include Computer Associates, Quest Software, BMC Software, IBM Borland Software Corporation, Informatica Corporation, and other independent software vendors.

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

Employees

As of December 31, 2005, we had 288 employees, 126 of whom were engaged in research and development, 111 in sales and marketing, 23 in customer service and support, and 28 in general and administration. Our future performance depends largely on our continuing ability to attract, train and retain highly qualified technical, sales, service, marketing, and managerial personnel. None of our employees is represented by a collective bargaining agreement. We have not experienced any work stoppages and consider our relations with our employees to be good.

Executive Officers

Our executive officers as of March 3, 2006 are shown below

Name	Age	Position
Stephen R. Wong	46	President, Chief Executive Officer and Chairman of the Board
Michael Shahbazian	59	Senior Vice President and Chief Financial Officer
Raj P. Sabhlok	42	Senior Vice President of Operations
Robert Lamvik	49	Senior Vice President of Sales

Stephen R. Wong is one of our co-founders and has served as the Chairman of our board of directors since July 1993. From July 1993 until October 1999, Mr. Wong served as our Chief Executive Officer and since June 2000, Mr. Wong has served as our President and Chief Executive Officer. From May 1985 to May 1990, Mr. Wong served as an associate, and subsequently as a partner, of Montgomery Medical Ventures, a venture capital firm, where he specialized in technology transfer and early stage investments. Mr. Wong holds a B.A. degree from Harvard College and an M.B.A. degree from the Harvard Business School.

Michael Shahbazian has served as our Senior Vice President and Chief Financial Officer since October 2005. From January 2003 to August 2005, Mr. Shahbazian was Senior Vice President and Chief Financial Officer of Niku Corporation. He also served as CFO of ANDA Networks from November 2000 to November 2002, Inventa Technologies from February 2000 to November 2000, and Walker Interactive prior to February 2000. Prior to these roles, Mr. Shahbazian spent nearly 20 years with Amdahl Corporation in a variety of senior finance positions. Mr. Shahbazian holds a B.S. degree in Business from California State University, Fresno, and an M.B.A. degree from the University of Southern California.

Raj P. Sabhlok has served as our Senior Vice President of Operations since October 2005. He served as our Chief Financial Officer and Senior Vice President of Corporate Development from January 2000 to October 2005. From March 1995 until January 2000, Mr. Sabhlok was employed by BMC Software, Inc., an enterprise software company, where he served as the Director of Business Development from April 1997. From February 1988 until February 1995, Mr. Sabhlok held a number of technical, marketing and sales management positions with The Santa Cruz Operation, Inc., a UNIX software development company. Mr. Sabhlok holds a B.A. degree in Mathematics from the University of California, Santa Cruz and an M.B.A. degree from Duke University.

Robert Lamvik has served as our Senior Vice President of Sales since February 2004. Mr. Lamvik has over twenty-five years of experience in high technology sales leadership. He was formerly vice president of America field operations for Sun Microsystems Software Division including iPlanet, Java Enterprise System, and Solaris sales. He has also held management and executive roles at Advanced Micro Devices, the Santa Cruz Operation, and Okidata Corporation. He holds a B.S. degree in Mathematical Sciences from Oregon State University.

Additional Information

The address of our internet website is www.embarcadero.com. We make available, free of charge through our website, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Section 16 filings, and other periodic SEC reports, along with amendments to all of those reports, as soon as reasonably practicable after we file the reports with the SEC.

Item 1A. Risk Factors

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

Future changes in financial accounting standards may adversely affect our reported results of operations.

A change in accounting standards can have a significant effect on our reported results. New accounting pronouncements and varying interpretations of accounting pronouncements have occurred and may occur in the future. These new accounting pronouncements may adversely affect our reported financial results.

For example, currently we calculate employee stock-based compensation expenses using the intrinsic value method, and recorded approximately $1.6 million and $2.3 million in employee compensation expense in each of fiscal years 2005 and 2004. To date, we have provided disclosure on pro forma net income and net income per share as if we had applied the fair value method of accounting only in the notes to our financial statements. Under Statement of Financial Accounting Standards No. 123(R), “Share Based Payment” (“SFAS 123(R)”), we will be required, starting from our first quarter of fiscal year 2006, to calculate compensation expense related to all share-based awards and recognize the expense in our financial statements. We expect such compensation expenses to be significant and will cause our net income and net income per share to be significantly reduced.

Increased costs associated with corporate governance compliance may significantly impact the results of our operation.

Changing laws, regulations and standards relating to corporate governance, public disclosure and compliance practices, including the Sarbanes-Oxley Act of 2002, new SEC regulations and NASDAQ National Market rules, are creating uncertainty for companies such as ours in understanding and complying with these laws, regulations and standards. As a result of this uncertainty and other factors, devoting the necessary resources to comply with evolving corporate governance and public disclosure standards has resulted in increased general and administrative expenses and a diversion of management time and attention to compliance activities. Our compliance costs in 2005 were lower than in 2004 as we were able to better control our costs in our second year of compliance. However, these costs could increase in the future. In addition, these developments may make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain such coverage. Moreover, we may not be able to comply with these more stringent rules and regulations on a timely basis. These developments could make it more difficult for us to attract and retain qualified members of our board of directors or qualified executive officers.

Additionally, in fiscal year 2005 we have incurred $0.2 million of additional legal, accounting and consulting costs in connection with our Audit Committee investigation completed in January 2005. As a result of the investigation, our results of operations for 2005 were adversely affected. In addition, we will continue to incur higher general and administrative expenses as we implement, test and refine our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act.

We are required to undertake an annual evaluation of our internal control over financial reporting (“ICFR”) that may identify internal control weaknesses requiring remediation, which could harm our reputation and confidence in our financial reporting.

Sarbanes-Oxley imposes duties on us, our executives, and directors. We completed our fiscal year 2005 evaluation of the design, remediation and testing of effectiveness of our internal control over financial reporting required to comply with the management certification and attestation by our independent registered public accounting firm as required by Section 404 of Sarbanes-Oxley (“Section 404”). As of December 31, 2004, we reported that our internal control over financial reporting was not effective and identified certain material weaknesses. During 2005, we took actions to remediate those weaknesses. While our assessment, testing and evaluation of the design and operating effectiveness of our internal control over financial reporting resulted in our conclusion that as of December 31, 2005, our ICFR were effective, we cannot predict the outcome of our testing in future periods. If we conclude in future periods that our ICFR is not effective, we may be required to change our ICFR to remediate deficiencies, investors may lose confidence in the reliability of our financial statements, and we may be subject to investigation and/or sanctions by regulatory authorities. Also, if we identify areas of our ICFR that require improvement, we could incur additional expenses to implement enhanced processes and controls to address such issues. Any such events could adversely affect our financial results and/or may result in a negative reaction in the stock market.

If sales of DBArtisan fall, our revenues and income may decline.

A significant portion of our revenues is derived from sales of our DBArtisan product. For the year ended December 31, 2005, DBArtisan and DBArtisan add-on products accounted for more than 39% of our license revenues. We expect that sales of DBArtisan will continue to represent a substantial portion of our license revenues for the foreseeable future. In addition, many of our customers initiate a relationship with us by purchasing DBArtisan. If demand for DBArtisan declines due to competition, technological change or other factors, our revenues and income may decline significantly.

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

The markets into which we sell our products are cyclical and are subject to general economic conditions. The information technology market has generally improved since the second half of 2003. However, economic conditions remain uncertain and this market may decline in the future. During the first quarter of 2005, we experienced a slowdown in sales closure rates in the United States that may have been Company specific or a result of macroeconomic changes. While our closure rates improved through the remainder of 2005, any renewed slowdown in the database market or in general economic conditions would likely result in a reduction in demand for our products and our results of operations would be harmed.

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

We have added, and we continue to recruit, new personnel into our organizations. Our business will not be able to grow if we cannot continue to fill these positions and attract, retain, and motivate other qualified personnel. Competition for qualified employees remains intense and we may not be able to attract, assimilate, or retain highly qualified personnel in the future. There has been in the past and there may also be in the future a shortage of personnel that possess the technical background necessary to sell, support, and develop our products effectively. It has also become more difficult to recruit qualified financial personnel since the implementation of the new laws, regulations and standards relating to corporate governance, public disclosure and financial reporting.

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

We are currently under Internal Revenue Service (the “IRS”) audit of our United States federal income tax return for the fiscal year ended 2003. As of December 31, 2005, the IRS has issued only one proposed adjustments to the amounts reflected by us on our return for $88,000 for which we have already provided a reserve. However, the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations. If the IRS audit results in assessment of additional taxes due, there exists the possibility of a material adverse impact on the results in operations of the period in which the matter is ultimately resolved or an unfavorable outcome becomes probable and reasonably estimable.

Acquisitions of companies or technologies may result in disruptions to our business.

In October 2005, we completed the acquisition of Ambeo, a privately-held company providing database auditing and activity monitoring products, as disclosed in Note 3 to the consolidated financial statements. We may make additional strategic acquisitions of companies, products, or technologies as necessary in order to implement our business strategy. If we are unable to successfully integrate Ambeo or other acquisitions with our existing operations, we may not receive the intended benefits of such acquisitions and the revenues and operating results of the combined company may decline. Any acquisition may temporarily disrupt our operations and divert management’s attention from day-to-day operations.

In addition, acquisitions may subject us to unanticipated liabilities or risks, including litigation and the costs and uncertainties related to legal proceedings. For example, we recently settled litigation related to our acquisition of Engineering Performance, Inc, in November 2000, incurring litigation settlement costs of approximately $573,000 in 2005.

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

The majority of our operating expenses consist of personnel and related expenses and facility related costs. These costs are relatively fixed in the short-term, and our operating decisions such as when to hire additional personnel and when to expand our facilities and infrastructure are based in large part on expectations about expected future revenues. If we hire personnel and enter into facilities contracts based on our expectations about future revenues, and then fail to meet those revenue expectations, we would likely have lower than expected earnings, which would negatively affect our stock price.

If we are not able to enhance our existing products to adapt to rapid technological change, or if we introduce new products that do not achieve market acceptance, our revenues and earnings may suffer and we may experience loss of market share.

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

We adopted SFAS No. 142 on January 1, 2002, and, as a result, we ceased to amortize goodwill. We now test our goodwill for impairment on an annual basis or in the event of a significant change in our business. We performed our impairment test in September 2005 and determined that there had been no impairment to our goodwill. As of December 31, 2005, our goodwill balance was $13.9 million. In the future, if we determine that this goodwill has been impaired, we will be required to take a non-recurring charge to write down this asset, which would adversely affect our earnings and book value.

We may lose market share and be required to reduce prices as a result of competition.

The market for our products is highly competitive, dynamic, and subject to rapidly changing technology. Pricing pressure in the market has increased as competitors have lowered prices and engaged in more aggressive discounting. If such pricing pressure continues, it could have an adverse effect on our margins.

We compete primarily against other providers of data and database management, data performance and availability, enterprise data design and modeling, and data movement technologies, which include Computer Associates, Quest Software, BMC Software, IBM Borland Software Corporation, Informatica Corporation, and other independent software vendors. Our products also compete with products offered by database software manufacturers, including Oracle, Microsoft, Sybase and IBM. Some of these competing products are provided at no charge to their customers. We expect that companies such as Oracle, Microsoft, Sybase, and IBM will continue to develop and incorporate into their products applications which compete with our products and may take advantage of their substantial technical, financial, marketing and distribution resources in those efforts. We may not be able to compete effectively with those products or efforts, which could significantly harm our business and operating results.

There has continued to be consolidation in our industry, such as IBM’s acquisition of Ascential Software. This and any future acquisitions may have the effect of improving the competitive positions of the acquired companies and weakening our competitive situation. To effectively compete as the industry consolidates, we may need to seek alliances with other companies in order to gain better acceptance of our products. We may not be able to enter into such alliances on terms favorable to us or at all.

In addition, with our acquisition of SHC Ambeo Acquisition Corp. in 2005, we anticipate competing in the data security market. While industry analysts project the market for data security to grow rapidly, we anticipate that competition will be strong and that in addition to our traditional competitors, we likely see additional competition from new competitors with broad security expertise. If the market for strategic data management solutions grows, some of our competitors may increase their focus on offering software directly competitive with ours, whether by internal development, external development, or acquisition. Our competitors may also attempt to keep us from integrating our software with theirs, making it more difficult for our customers to adopt our software. If such increased competition were to result in resistance to integration of our software with the software of these competitors, we may have difficulty entering markets where our competitors have strong market positions.

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

Our executive officers and directors, in the aggregate, beneficially held 24% of our outstanding common stock as of December 31, 2005. These stockholders, if acting together, can significantly influence all matters requiring approval by our stockholders, including the approval of equity compensation plans, the election of directors and the approval of mergers or other business combination transactions.

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

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

Our headquarters currently occupy approximately 24,300 square feet in San Francisco, California, pursuant to a lease we executed in April 2004, and which expires in June 2009. Ongoing costs associated with our former San Francisco facilities are included in our restructuring reserve, as discussed in Note 6 of the Notes to our Consolidated Financial Statements, included in Item 8 hereof. Our Colorado office occupies approximately 8,600 square feet in Littleton, Colorado pursuant to a lease that expires in August 2006. In addition, we maintain a research and development facility of approximately 6,500 square feet in Monterey, California pursuant to a lease that expired in November 2005 and that was extended month-to-month. Subsequently, we have negotiated a new lease for our Monterey, California office for 6,100 square feet of space starting in March 2006 and expiring in March 2011. We have additional field sales and software development offices in the United States, Canada, the United Kingdom, and Australia.

We believe that our facilities are adequate and that, if required, we would be able to lease additional space to accommodate expansion.

Item 3.	Legal Proceedings

We have no material pending legal proceedings. However, from time to time, we may become a party to other legal proceedings arising in the normal course of our business. We may also be indirectly affected by administrative or court proceedings or actions in which we are not involved but which have general applicability to the software industry. Although occasional adverse opinions or settlements may occur, we believe that the final disposition of such matters will not have a material adverse effect on our financial position, results of operations or cash flows.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2005.

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

Fiscal 2004	High	Low
First Quarter	$16.11	$12.01
Second Quarter	14.49	10.63
Third Quarter	12.45	5.79
Fourth Quarter	9.91	7.16

Fiscal 2005	High	Low
First Quarter	$9.41	$6.59
Second Quarter	6.72	4.85
Third Quarter	6.74	5.50
Fourth Quarter	8.17	6.45

We had approximately 64 stockholders of record as of December 31, 2005. However, we believe there are significantly more beneficial holders of our common stock.

We have never declared or paid any cash dividends on our capital stock. We currently intend to retain future earnings, if any, for development of our business and do not anticipate that we will declare or pay cash dividends on our capital stock in the foreseeable future.

We made no unregistered sales of our securities during the year ended December 31, 2005.

Pursuant to our publicly announced stock repurchase program approved by our Board of Directors in September 2001 and amended as of July 2002, July 2004 and October 2004, we are authorized to repurchase up to an aggregate of 4,230,000 shares of common stock. Under this stock repurchase program, depending on market conditions and other factors, we may make repurchases from time to time in the open market and in negotiated transactions, including block transactions. As of December 31, 2005, 995,000 shares of our common stock remained available for repurchase under our stock repurchase program. This stock repurchase program may be terminated at any time. We made no repurchases under the program during the quarter ended December 31, 2005.

Item 6.	Selected Consolidated Financial Data

The following selected condensed consolidated financial data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and Item 8, “Consolidated Financial Statements and Supplementary Data,” included in this Annual Report on Form 10-K.

EMBARCADERO TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

	(In thousands, except per share data)
Year Ended December 31,	2005	2004	2003	2002	2001
Revenues:
License	$27,513	$28,208	$27,151	$27,486	$32,018
Maintenance	30,039	28,086	24,772	21,811	19,476
Total revenues	57,552	56,294	51,923	49,297	51,494
Cost of revenues:
License	1,388	999	614	589	774
Amortization of acquired technology	841	2,105	2,223	1,684	808
Maintenance	2,173	2,362	2,286	2,245	2,228
Total cost of revenues	4,402	5,466	5,123	4,518	3,810
Gross profit	53,150	50,828	46,800	44,779	47,684
Operating expenses:
Research and development	16,178	15,637	15,600	14,526	14,670
Purchased research and development	—	—	—	1,100	—
Sales and marketing	22,950	21,077	18,977	19,317	21,142
General and administrative	8,596	8,777	5,238	5,432	6,572
Litigation settlement charge, net	573	—	—	—	—
Amortization of goodwill and other intangible assets	—	—	—	1,321	5,502
Restructuring and impairment charges	—	4,032	—	160	1,490
Total operating expenses	48,297	49,523	39,815	41,856	49,376
Income (loss) from operations	4,853	1,305	6,985	2,923	(1,692)
Other income, net	1,239	791	423	720	1,176
Expenses related to proposed public offering	—	—	—	—	(350)
Income (loss) before provision for income taxes	6,092	2,096	7,408	3,643	(866)
Provision for income taxes	(1,755)	(108)	(2,695)	(906)	(479)
Income (loss) before share in loss of joint venture and affiliated company	4,337	1,988	4,713	2,737	(1,345)
Share in loss of joint venture and affiliated company, net	—	—	—	(448)	(579)
Net income (loss)	$4,337	$1,988	$4,713	$2,289	$(1,924)
Basic	$0.17	$0.07	$0.18	$0.08	$(0.07)
Diluted	$0.16	$0.07	$0.16	$0.08	$(0.07)
Weighted average shares used in per share calculation:
Basic	25,866	26,788	26,618	27,046	27,045
Diluted	27,294	28,502	28,654	28,879	27,045
Non-cash stock based compensation included in the above expenses:
Cost of revenues	$17	$16	$—	$2	$12
Research and development	395	595	61	30	128
Sales and marketing	547	849	285	803	1,557
General and administrative	656	858	356	1,236	2,658
	$1,615	$2,318	$702	$2,071	$44,355

(1)	Operating expenses for 2001 included goodwill amortization of $ 2,740. In accordance with SFAS No. 142, effective January 1, 2002, we ceased amortization of goodwill.

	(in thousands)

As of December 31,	2005	2004	2003	2002	2001
Consolidated Balance Sheet Data:
Cash, cash equivalent and short term investments	$59,969	$59,907	$57,967	$43,763	$39,903
Working capital	49,545	49,767	49,764	39,101	33,666
Total assets	93,156	90,123	90,005	78,262	76,157
Capital lease obligation	248	409	—	—	—
Total stockholders’ equity	69,757	67,094	70,737	63,464	61,200

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included in this Annual Report on Form 10-K. This report contains forward-looking statements that involve risks and uncertainties. All of these statements are based on information available to us as of the date hereof, and we assume no obligation to update any forward- looking statements. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of certain risk factors including, but not limited to, those discussed above under Item 1A. Risk Factors.

Executive Overview

Embarcadero Technologies, Inc. is a leading provider of strategic data management solutions that help companies to improve the availability, integrity, accessibility, and security of corporate data. We earn revenues from the worldwide sale of these software solutions and related maintenance and support services to corporations, government agencies, educational institutions, and other entities. Information technology (IT) budgets, as well as macroeconomic conditions, affect demand for our products. In addition, our sales are impacted by competitive conditions, market acceptance of our product offerings, and our ability to execute our sales plans successfully. We have historically derived a significant percentage of our revenues from our DBArtisan product line. For the twelve months ended December 31, 2005, DBArtisan and DBArtisan add-on products accounted for more than 39% of our license revenues. This product line is expected to continue to account for a significant portion of our net revenues for the foreseeable future. As a result of this revenue concentration, our business could be harmed by a decline in demand for this product or its related product line.

Our products support the most widely used database and OS platforms, including Oracle, Microsoft SQL Server, IBM DB2 Universal Database, MySQL, and Sybase, running in Unix, Windows NT, and Linux environments.

From 2001 to the first half of 2003, global economic conditions had a negative impact on IT spending which affected sales of our products. In the second half of 2003 and in 2004, there were improvements in the fundamentals of our market and broader acceptance of our core and new products. However, in the first quarter of 2005, primarily due to an unexpected slowdown in closure rates of sales transactions in the United States that may have been Company specific or a result of macroeconomic changes, and also due to the organizational disruption in our U.K. subsidiary related to our Audit Committee investigation, we did not meet our revenue projections and total revenues decreased to $13.2 million for the three months ended March 31, 2005. But, with the stabilization of our U.K. operation in the second quarter, total revenue increased to $14.0 million. With the improvement in enterprise and commercial sales in North America, total revenue reached $14.8 million for the three months ended September 30, 2005. In the fourth quarter, owing to better sales execution in North American coupled with higher closure rates internationally, revenue for the three months ended December 31, 2005 increased to $15.6 million and $57.6 million for the twelve months ended December 31, 2005 compared to $14.5 million and $56.3 million for the corresponding period in 2004.

Most of our operating expenses are related to personnel and related overhead costs, facilities, outside research and development contractors, and legal and other professional service costs. The operating expenditures for the three and twelve months ended December 31, 2005 were $13.0 million and $48.3 million, respectively, compared to $13.4 million and $49.5 million for the three and twelve months ended December 31, 2004, respectively. Included in the twelve month period ended 2005 and 2004, is a litigation settlement charge of $573,000 and a restructuring charge of $4.0 million, respectively.

Our cash flow from operations was approximately $1.5 million and $9.6 million for the three and twelve months ended December 31, 2005, respectively. Cash and cash equivalents and short-term investments were $60.0 million at December 31, 2005. During the twelve months ended December 31, 2005, we repurchased $3.2 million of the Company’s common stock under the Company’s stock repurchase program.

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

We recognize revenues in accordance with Statement of Position (SOP) 97-2, “Software Revenue Recognition,” as amended by SOP 98-4 and SOP 98-9. We recognize revenues when all of the following criteria are met: persuasive evidence of an arrangement exists; delivery of the product has occurred, typically upon shipment, when terms are F.O.B. shipping point; no significant implementation obligations by us remain; the fee is fixed or determinable; and collectibility is probable.

We use a purchase order, a pre-payment via check, wire or credit card, a signed license agreement, or other persuasive evidence as substantiation of an arrangement.

When processing a sales transaction, we assess whether the fee associated with the transaction is fixed or determinable and whether or not collection is probable. We assess whether the fee is fixed or determinable based on the payment terms associated with the transaction. If a significant portion of a fee is due after our normal payment terms, which are typically 30 days from invoice date but in some cases may be 45 or 60 days, we account for the fee as not being fixed or determinable. In these cases, we recognize revenue as the fees become due. We assess collectibility based on a number of factors, including past transaction history with the customer and the credit-worthiness of the customer. We do not request collateral from our customers. If we determine that collection of a fee is not probable, we defer the fee and recognize revenue at the time collection becomes probable, which is generally upon receipt of cash. Most customers are granted payment terms, but some payments are collected via check, wire, or credit card at the time an order is placed.

For arrangements with multiple elements (e.g., hardware and software products, undelivered maintenance and support contracts and consulting and training services bundled with licenses), we allocate revenue to the delivered elements of the arrangement using the residual value method based on their fair value. Under the residual value method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue. The vendor specific objective evidence of fair value for the ongoing maintenance and support obligations for the licenses is based upon the prices paid for separate renewal of those services by similar customers. Vendor specific objective evidence (VSOE) of fair value for other services, primarily consulting and training services, is based upon separate sales of such services.

Deferred revenue, which consists primarily of maintenance and support services that customers have contracted for in advance is recognized ratably over the maintenance term, typically one year. Other deferred revenue typically relates to consulting and training services and is recognized as services are rendered or as other requirements requiring deferral under SOP 97-2 are satisfied.

Our products are typically sold under a perpetual license model. Updates and upgrades to our products are made available to customers who have purchased maintenance and support contracts. We do not recognize revenues for refundable fees or agreements with cancellation rights until such rights to refund or cancellation have expired.

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

Significant management judgment and estimates must be made in connection with the determination of the revenue to be recognized in any accounting period. If we made different judgments or utilized different estimates for any period, material differences in the amount and timing of revenue recognized could result

Allowance for Doubtful Accounts and Returns.    We establish allowances for doubtful accounts, returns and discounts based on our review of credit profiles of our customers, contractual terms and conditions, current economic trends and historical payment, return and discount experience. We reassess the allowances for doubtful accounts, returns and discounts each period. Historically, our actual losses and credits have been consistent with these provisions. However, unexpected events or significant future changes in trends could result in a material impact to our future statements of operations and of cash flows. If we made different judgments or utilized different estimates for any period, material differences in the amount and timing of revenue or bad debt expense recognized could result. Our allowances for doubtful accounts, returns and discounts as a percentage of net revenues were 0.3%, 0.1% and 0.2% in fiscal years 2005, 2004 and 2003, respectively. See Note 5 to our Consolidated Financial Statements for a summary of activities during the years reported. Based on our results for the year ended December 31, 2005, a one-percentage point deviation in our allowances for doubtful accounts, returns and discounts as a percentage of net revenues would have resulted in an increase or decrease in revenue and/or expense of approximately $576,000.

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

Our capitalized software costs were $2.2 million, net at December 31, 2005. A discussion of our policies related to capitalized software can be found in Note 1 to our Consolidated Financial Statements under the heading “Capitalized software development costs” and further detail can be found in Note 4 to our Consolidated Financial Statements.

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

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities, and any valuation allowance recorded against our net deferred tax assets. At December 31, 2005, we had gross deferred tax assets of $5.1 million. Due to uncertainties related to our ability to utilize some of our deferred tax assets, consisting of Colorado net operating loss and Canadian R&D credit carryforwards, we established a valuation allowance of approximately $192,000. The valuation allowance is based on our estimates of current and future taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to establish an additional valuation allowance which could materially impact our financial position and results of operations. A detailed discussion of our income tax provision and the components of our deferred tax assets and liabilities can be found in Note 7 to our Consolidated Financial Statements.

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

Starting January 2006, the Company will adopt Statement of Financial Accounting Standards (SFAS) No. 123(R), Share-Based Payment . The new pronouncement issued in December 2004 replaces the existing requirements under SFAS No.123 and APB 25. According to SFAS No. 123 (R), all forms of share-based payments to employees, including employee stock options and employee stock purchase plans, would be treated the same as any other form of compensation by recognizing the related cost in the Statement of Operations. This pronouncement eliminates the ability to account for stock-based compensation transactions using APB No. 25 and generally would require instead that such transactions be accounted for using a fair-value based method. FASB concluded that for public companies SFAS No. 123 (R) is effective for awards and stock options granted, modified or settled in cash in interim or annual periods beginning after June 15, 2005. SFAS No. 123 (R) provides transition alternatives for public companies to restate prior interim periods or prior years. The Company expects the adoption of SFAS 123 (R) will have a material adverse impact on our net income and net income per share. We cannot quantify the amount of such impact at this time.

RESULTS OF OPERATIONS

The following condensed table sets forth, for the periods indicated, the percentage relationship of certain items from our consolidated statements of operations to total revenues:

	(in thousands)
Year Ended December 31,	2005	2004	2003
Revenues:
License	47.8%	50.1%	52.3%
Maintenance	52.2	49.9	47.7
Total revenues	100.0	100.0	100.0
Cost of revenues:
License	2.4	1.8	1.2
Amortization of acquired technology	1.5	3.7	4.3
Maintenance	3.8	4.2	4.4
Total cost of revenues	7.7	9.7	9.9
Gross profit	92.3	90.3	90.1
Operating expenses:
Research and development	28.1	27.8	30.0
Sales and marketing	39.9	37.4	36.5
General and administrative	14.9	15.6	10.1
Litigation settlement charge	1.0	—	—
Restructuring and impairment charges	—	7.2	—
Total operating expenses	83.9	88.0	76.6
Income from operations	8.4	2.3	13.5
Other income, net	2.2	1.4	0.8
Income before provision for income taxes	10.6	3.7	14.3
Provision for income taxes	(3.0)	(0.2)	(5.2)
Net income	7.6%	3.5%	9.1%

Years Ended December 31, 2005, 2004, and 2003

Revenues

Total revenues and year over year changes are as follows (in thousands, except for percentages):

	Change				Change

Year ended December 31,	2005	2004	Amount	Percent	2003	Amount	Percent
Revenues:
License	$27,513	$28,208	$(695)	(2.5)%	$27,151	$1,057	3.9%
Maintenance	30,039	28,086	1,953	7.0	24,772	3,314	13.4
Total revenues	$57,552	$56,294	$1,258	2.2%	$51,923	$4,371	8.4%

Total Revenues.    Total revenues increased 2.2% for fiscal year 2005 compared to fiscal year 2004, primarily attributable to the growth in maintenance revenue related to the growth in our installed base. The increase in total revenue from 2003 to 2004 is due to a general increase in information technology spending and better sales execution in North America.

License.    License revenue decreased 2.5% in 2005 compared to 2004. The decrease was due to a significant decrease in license revenues generated by our U.K. subsidiary in 2005. The 3.9% increase in license revenue in 2004 compared to 2003 is a result of better information technology spending environment and increased license revenue generated in the North America region. We expect that license revenues will remain relatively consistent compared to prior years, as a percentage of total revenue in 2006.

Maintenance.    Maintenance revenue increased 7.0% in 2005 compared to 2004, primarily due to the increase in the cumulative number of licenses sold, a growing installed base, and constant maintenance renewals. Maintenance revenue increased 13.4% in 2004 compared to 2003, primarily as a result of additional maintenance revenue related to the growth in our installed base. We expect that maintenance revenue will remain relatively consistent compared to prior years, as a percentage of total revenue in 2006.

Cost of Revenues

Total Cost of Revenues.    Total cost of revenues and year over year changes are as follows (in thousands, except percentages):

	Change				Change

Year ended December, 31	2005	2004	Amount	Percent	2003	Amount	Percent
Cost of revenues:
License	$1,388	$999	$389	38.9%	$614	$385	62.7%
Amortization of acquired technology and capitalized software	841	2,105	(1,264)	(60.0)	2,223	(118)	(5.3)
Maintenance	2,173	2,362	(189)	(8.0)	2,286	76	3.3
Total cost of revenues	$4,402	$5,466	$(1,064)	(19.5)%	$5,123	$343	6.7%

License.    Cost of license revenues consists primarily of amortization of capitalized research and development expenses, royalties, credit card merchant fees, product media and packaging and shipping. Cost of license revenues were $1.4 million, $1.0 million, and $614,000 for 2005, 2004 and 2003, respectively. The absolute dollar and percentage of total cost of license revenues increased from 2004 to 2005 primarily due to a write off of approximately $473,000 in capitalized research and development expenses pursuant to a discontinued product, offset by a decrease bank card fees. The absolute dollar increase from 2003 to 2004 was due to an increase of approximately $300,000 in amortization expense related to capitalized research and development expenses, and an increase of approximately $135,000 for royalties, offset by a decrease of approximately $17,000 related to lower product media and packaging costs.

Amortization of Acquired Technology and Capitalized Software.    Amortization of acquired technology expense was $0.8 million, $2.1 million and $2.2 million in 2005, 2004, and 2003, respectively. The expense in 2005 is primarily related to technology acquired in the acquisition of Ambeo in October 2005 and other technologies purchased in 2003 and 2001. In 2004, the expense was primarily related to technology acquired in the acquisition of Advanced Software Technologies, Inc. in 2000 and additional technology acquisitions in 2001 and 2002. Amortization of Advanced Software Technologies, Inc. ceased in 2004. The decrease in 2004 compared to 2003 was due to the completion of amortization in the fourth quarter of 2004 compared to a full year of amortization. We expect there to be amortization of acquired technology expense in 2006 related to Ambeo and technology purchased in 2001.

Maintenance.    Cost of maintenance revenues consists primarily of customer support personnel and related expenses, including payroll, employee benefits, and allocated overhead. The decrease in cost of maintenance from 2004 to 2005 was due to decreased salaries and wages resulting from lower head count. The decrease in cost of maintenance as a percentage of revenues from 2003 to 2004 was due primarily to the increase in maintenance revenues from period to period while the number of related personnel remained flat, allowing us to realize economies of scale through increased utilization of our customer support personnel. We expect to hire more support personnel to support our expanding product line, increased level of services and customer base. When we hire such personnel, we expect cost of maintenance revenues to increase in absolute dollars and potentially to increase as a percentage of maintenance revenues if the additional personnel are hired in advance of an increase in the related revenues.

Operating Expenses

Total Operating Expense.    Total operating expenses were $48.3 million, $49.5 million, and $39.8 million for 2005, 2004, and 2003, respectively, representing a decrease of 2.5% from 2005 to 2004 and an increase of 24.4% from 2003 to 2004.

	(in thousands)

	Change				Change
Year ended December 31,	2005	2004	Amount	Percent	2003	Amount	Percent
Operating expenses:
Research and development	$16,178	$15,637	$541	3.5%	$15,600	$37	0.2%
Sales and marketing	22,950	21,077	1,873	8.9	18,977	2,100	11.1
General and administrative	8,596	8,777	(181)	(2.1)	5,238	3,539	67.6
Litigation settlement charge	573	—	573	100	—	—	—
Restructuring and impairment charges	—	4,032	(4,032)	(100)	—	4,032	—
Total operating expenses	$48,297	$49,523	$(1,226)	(2.5)%	$39,815	$9,708	24.4%

Research and Development.    Research and development expenses consist primarily of personnel and related expenses, including payroll, employee benefits, allocated overhead, and non-cash stock-based compensation, as well as expenses related to outside software development contractors. The increase of 3.5% from 2004 to 2005 was a result of increased headcount and recruiting related in both domestic and Canadian development teams as well as a write-off of $280,000 of in-progress R&D acquired as part of the Ambeo acquisition completed in October 2005. Research and develop expenses increased 0.2% as headcount shifted to Canada. The slight increase in 2004 compared to 2003 is due to decrease of $320,000 in domestic costs from lower headcount and a reduced overhead expense allocation based on our restructuring in the second quarter of 2004, offset by $369,000 higher Canadian development lab costs due to increased operating costs including an unfavorable currency exchange cost of $135,000. We anticipate that we will continue to invest significant resources into research and development activities in order to develop new products and advance the technology of our existing products. We believe that continued investment in research and development is critical to attaining our strategic objectives and, as such, we expect that spending on research and development in 2006 will be consistent in absolute dollars with 2005.

Sales and Marketing.    Sales and marketing expenses consist primarily of personnel and related expenses, commissions earned by sales personnel, non-cash stock-based compensation, trade shows, travel, and other marketing communication costs, such as advertising and other marketing programs. The increase in absolute dollars from 2004 to 2005 was primarily due to a $1.1 million increase in sales wages and related costs, $100,000 increase in marketing program spending, $175,000 in increased travel expenses resulting from market expansion, $250,000 increase in meetings and promotional expenses, and $248,000 of amortization expense related to intangibles acquired from Ambeo in October 2005. Intangible amortization consisted of $160,000 related to the write-off of trademark, $28,000 of amortization of customer relationships and $60,000 of amortization of customer backlog. The increase in absolute dollars from 2003 to 2004 was primarily due to a $1.2 million increase in wages and related costs, including a $564,000 increase in non-cash stock based compensation. Additionally, international sales and marketing costs attributable to the U.K. and Australia increased $990,000 due to increased headcount and unfavorable currency exchange rates.

We intend to selectively increase staff in our sales organization and to create select marketing programs and, accordingly, expect that sales and marketing expenditures will increase in absolute dollars in 2006.

General and Administrative.    General and administrative expenses consist primarily of salaries and related personnel expenses, general operating expenses, and non-cash stock-based compensation. The decrease in absolute dollars from 2004 to 2005 was primarily due to a decrease of $1.5 million in the costs incurred in the Audit Committee investigation that was completed in January 2005 offset by increases in higher salaries and related costs of $730,000, increased tax consulting fees of $189,000, increased legal fees of $194,000, higher franchise tax and property taxes of $96,000 and increased travel costs of $60,000.

The increase in absolute dollars from 2003 to 2004 was primarily due to $1.8 million in costs incurred related to the Audit Committee investigation that led to a restatement of our financial results for the three months ended March 31, 2004 and the three and six months ended June 30, 2004, an increase in non-cash stock based compensation of approximately $500,000, a $500,000 increase in litigation expense, and $250,000 in professional services related to Sarbanes-Oxley compliance requirements. International general and administrative expenses increased by $385,000 related to professional services fees for accounting, tax services, and personnel recruitment.

As a percentage of revenues, we expect general and administrative costs to remain relatively consistent with 2005 in 2006 as we continue to build out the necessary infrastructure for Sarbanes-Oxley Act compliance and other related rules and regulations.

Litigation Settlement Charge.    In May 2005, the Company entered into a settlement related to the suit filed against the Company and others by The Client Server Factory Inc. in October 2002. The Company’s share of the payments made pursuant to the settlement was $573,000, which was recorded in the statement of operations in the second quarter of 2005.

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

A summary of the restructuring accrual is as follows (in thousands):

	Facility Leases, Net of Sublease Income	Write Down Of Leasehold Improvements	Other Restructuring Expenses	Total
Accrual as of December 31, 2003	$413	$—	$—	$413
Restructuring and impairment charges during the three months ended June 30, 2004	2,822	680	566	4,068
Non-cash reductions of accrual	—	(680)	(36)	(716)
Net cash payments during the year ended December 31, 2004	(807)	—	(499)	(1,306)
Accrual as of December 31, 2004	2,428	—	31	2,459
Net cash payments during the year ended December 31, 2005	(736)	—	(27)	(763)
Accrual as of December 31, 2005	$1,692	$—	$4	$1,696

Other Income, Net.    Other income, net consists primarily of interest income and was $1,239,000, $791,000, and $423,000 in 2005, 2004, and 2003, respectively. The increases from 2003 to 2004 and to 2005 were due to an increase in market interest rates and investments in longer term maturities yielding higher interest rates.

Provision for Income Taxes.    Under SFAS No. 109, Accounting for Income Taxes (SFAS No. 109) , deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse. SFAS No. 109 provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Provision for income taxes was $1.8 million, $108,000 and $2.7 million in 2005, 2004 and 2003 respectively. The effective income tax rate was 28.8%, 5.2% and 36.4% in 2005, 2004 and 2003 respectively. The increase in the effective tax rate from 2004 to 2005 is primarily due to an increase in income before income taxes, and amortization expenses resulting from acquisition and stock-based compensation amortization deductible for book but not tax purposes.

The decrease from 2003 to 2004 was primarily due to the decrease in income before taxes and a benefit received from disqualifying dispositions of employee stock options for which stock-based compensation was recognized in previous periods.

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

We had net deferred tax assets totaling $2.9 million and $4.7 million at December 31, 2005 and 2004, respectively. In addition, at December 31, 2005, we had federal and state net operating loss carry forwards (“NOLs”) of approximately $4.9 million and $7.2 million, respectively. These NOLs can be carried forward to offset future taxable income, if any. Our federal and state net operating loss carry forwards expire in 2006 through 2020, if not utilized. At December 31, 2005, we had federal, state and foreign research and development credits of approximately $1.5 million, $75,000, and $769,000 respectively. The federal credits expire in 2020 through 2025. The state credits and foreign credits do not expire.

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

LIQUIDITY AND CAPITAL RESOURCES

We have funded our business to date from cash generated by our operations and proceeds from sales of equity. In April 2000, we completed our initial public offering of common stock, generating net proceeds to us of approximately $43.0 million. As of December 31, 2005, we had cash, cash equivalents, and short-term investments of $60.0 million.

Operating Activities

The table aggregates certain line items from the cash flow statement to present the key items affecting our operating activities (in thousands):

	Year ended December 31,

	2005	2004	2003
Net income	$4,337	$1,988	$4,713
Non-cash adjustments	5,227	6,618	7,422
Decrease (increase) in operating assets	(277)	519	(1,075)
Increase in operating liabilities	277	3,086	3,616
Net cash provided by operating activities	$9,564	$12,211	$14,676

Cash provided by operating activities was $9.6 million, $12.2 million, and $14.7 million for 2005, 2004, and 2003, respectively.

In 2005, cash provided by operating activities resulted from $4.3 million in net income, $5.2 million in non-cash adjustments primarily consists of depreciation, amortization of developed technology and acquired technology and other intangible assets, amortization of deferred stock-based compensation charges. The $0.3 million increase in operating assets is offset by an equal increase in operating liabilities.

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

To the extent that non-cash items increase or decrease our future operating results, there will be no corresponding impact on our cash flows. The non-cash adjustments include depreciation and amortization of property and equipment and intangible assets, as well as amortization of deferred stock-based compensation and tax benefits for the exercise of certain employee stock options. These non-cash adjustments may increase or decrease and, as a result, positively or negatively impact our future operating results. In 2005, the non-cash adjustments were mainly due to $1.6 million in non-cash stock-based compensation expense, $0.4 million in amortization of developed technology, $0.8 million in amortization of acquired technology, $0.09 million in amortization of other intangibles, and $0.9 million of write-down of acquired intangibles and internally developed software.

Other than non-cash items, our primary source of operating cash flows is the collection of accounts receivable from our customers. We measure the effectiveness of our collections efforts by an analysis of average accounts receivable daily sales outstanding (DSO). Collection of accounts receivable and related DSO could fluctuate in the future periods due to timing and amount of our revenues and the effectiveness of our collection efforts. In the future, collections could also fluctuate based upon the payment terms we extend to our customers. In the past, our payment terms have typically been net thirty days. Our DSO for the three months ended December 31, 2005, 2004 and 2003 were 54 days, 52 days and 53 days, respectively.

Our operating cash flows may be impacted in the future by the timing of payments to our vendors for accounts payable. We typically pay our vendors and service providers in accordance with their invoice terms and conditions. The timing of cash payments in future periods will be impacted by the nature of accounts payable arrangements and management’s assessment of our cash inflows.

Investing Activities

The table aggregates certain line items from the cash flow statement to present the key items affecting our investing activities (in thousands):

	Year ended December 31,
	2005	2004	2003
Proceeds from sales or maturities of investments	$79,030	$76,014	$47,781
Purchase of investments	(78,571)	(81,972)	(57,606)
Purchase of property and equipment	(674)	(1,533)	(1,111)
Technology acquired and developed	—	(60)	(290)
Acquisitions of business	(5,750)	—	—
Net cash used in investing activities	$(5,965)	$(7,551)	$(11,226)

Net cash used in investing activities was $6.0 million, $7.6 million, and $11.2 million for 2005, 2004, and 2003, respectively.

The main source of cash for investing activities is the maturities of, or proceeds from, the sales of short-term investments, primarily tax-exempt municipal auction rate securities. In 2005, 2004 and 2003, respectively, $79.0 million, $76.0 million and $47.8 million was provided by sales and maturities of investments. The main use of cash for investing activities is the purchase of short-term investments. In 2005, 2004 and 2003, respectively, $78.6 million, $82.0 million and $57.6 million, were used to purchase short-term investments. We intend to be consistent with our historical investment practices and invest in high quality short-term investments. We expect to continue to acquire such investments in the future and receive proceeds from them as they mature or are sold.

Also included in cash used for investing activities were purchases of property and equipment, payments of principal under capital lease obligations, and technology acquired and developed. For the year ended December 31, 2005, 2004 and 2003, purchases of property and equipment were $0.7 million, $1.5 million and $1.1 million, respectively. We entered into a $499,000 three-year capital lease agreement in June 2004 with a financial institution to finance acquisition of certain furniture and fixtures and computer equipment. The capital lease agreement bears interest of 6.1% per annum and has a $1 buyout at its expiration in June 2007. It is likely we will enter into additional capital lease arrangements as long as interest rates remain attractive.

Additionally, in 2005, we used approximately $5.8 million (net of cash acquired) to acquire SHC Ambeo Acquisition Corp. (see Note 3 to our Consolidated Financial Statements). In 2004 and 2003, $60,000 and $290,000, respectively, were used to acquire technology.

Financing Activities

The table below presents the key items affecting our financing activities (in thousands):

	Year ended December 31,
	2005	2004	2003
Payments for repurchase of common stock	$(3,196)	$(11,182)	$(1,171)
Payments of principal under capital lease obligation	(161)	(90)	—
Proceeds from exercise of stock options	501	2,529	1,928
Net cash provided by (used in) financing activities	$(2,856)	$(8,743)	$757

Net cash provided by (used in) financing activities was $(2.9) million, $(8.7) million, and $757,000 in 2005, 2004, and 2003, respectively.

In September 2001, our Board of Directors authorized a stock repurchase program of up to 1,000,000 shares of our common stock. In July 2002, our Board of Directors amended the stock repurchase program, allowing us to repurchase of 1,230,000 shares in addition to the shares previously repurchased. The Board of Directors increased the number of shares authorized for purchase by 1,000,000 shares in both July and October 2004. In 2005, we repurchased 554,000 shares for $3.2 million under the stock repurchase program. In 2004 and 2003, we repurchased approximately 1.5 million and 231,000 shares of our outstanding stock, respectively, for $11.2 million and $1.2 million respectively. Therefore, including the increase in authorized shares to repurchase in October 2004, we have approximately 1.0 million shares available for repurchase at December 31, 2005. The timing of future repurchases and the price paid for the shares could have a material impact on our liquidity. We have no immediate plans for use of our previously repurchased shares.

A summary of the repurchase program is as follows:

	(thousands)	(thousands)

	Number of Shares	Cost of Repurchase	Average Cost
Initial repurchase program authorized in September 2001	1,000

Increased in repurchase program authorized in July 2002	1,230

Increased in repurchase program authorized in July 2004	1,000

Increased in repurchase program authorized in October 2004	1,000
Total authorized for repurchase	4,230
Shares repurchased in 2001	219	$1,781	$8.13

Shares repurchased in 2002	712	3,335	4.68

Shares repurchased in 2003	231	1,171	5.07

Shares repurchased in 2004	1,519	11,182	7.36

Shares repurchased in 2005	554	3,195	5.76
Total shares repurchased	3,235	$20,664	$6.39
Remaining shares available for repurchase at December 31, 2005	995

Exercise of stock options under our equity compensation plan offset this use of cash by $0.5 million, $2.5 million, and $1.9 million, in 2005, 2004, and 2003 respectively. Our future liquidity and capital resources could be impacted by the exercise of outstanding common stock options and the cash proceeds we receive upon exercise of these securities. Further, we have approximately 0.6 million shares available to issue under our current plans. The timing of the issuance, the duration of their vesting provision and the grant price will all impact the timing of any proceeds. However, we cannot estimate the amount of such proceeds at this time. Furthermore, the Company suspended all exercises of stock options under each of its equity compensation plans from November 16, 2004 through January 19, 2005. This suspension was required because the Company’s periodic reports are incorporated by reference into the registration statements for the securities issuable under each such equity compensation plan. The Company extended the exercisability of all options that would otherwise have terminated during that period for a period of time equal to that during which the options were not exercisable due to the suspension. This extension did not have a material impact on our cash flows.

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

Contractual Obligations

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

Year ending December 31,	Capital Lease	Operating Leases	Bank Letter Of Credit	Total
2006	$182	$1,531	$120	$1,833
2007	76	1,385	—	1,461
2008	—	881	—	881
2009	—	482	—	482
2010	—	164	—	164
Thereafter	—	306	—	306
Total minimum payments	258	$4,749	$120	$5,127
Less: amount representing interest	11
Present value of net minimum lease payments	$247

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

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In November 2005, FASB issued FSP FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“FSP FAS 115-1”), which provides guidance on determining when investments in certain debt and equity securities are considered impaired, whether that impairment is other-than-temporary, and on measuring such impairment loss. FSP FAS 115-1 also includes accounting considerations subsequent to the recognition of an other-than temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. FSP FAS 115-1 is required to be applied to reporting periods beginning after December 15, 2005. We are required to adopt FSP FAS 115-1 in the first quarter of fiscal 2006. We do not expect that the adoption of the statement will have a material impact on our consolidated results or financial condition.

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

In December 2004, FASB issued SFAS 123(R), “Share-Based Payment (Revised 2004)”, which replaces SFAS 123 and supersedes APB 25. In March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107, providing supplemental implementation guidance for SFAS 123(R). In April 2005, the SEC issued “Amendment to Rule 04-01(a) of Regulation S-X Regarding the Compliance Date for Statement of Financial Accounting Standard No.123(R), ‘Share-Based Payment’” (the “Amendment to Rule 4-01(a)”), changing the effective date for most public companies to adopt SFAS 123(R) to the first interim reporting period of a company’s fiscal year that begins on or after June 15, 2005. Under the Amendment to Rule 4-01(a), we are now required to adopt SFAS 123(R) in our first quarter of fiscal year 2006.

SFAS 123(R) requires that compensation costs relating to share-based payment transactions be recognized in the financial statements. The pro forma disclosure previously permitted under SFAS 123 will no longer be an acceptable alternative to recognition of expense in the financial statements. SFAS 123(R) also provides three alternative transition methods for its first adoption. Up to the end of fiscal year 2005, we had measured compensation costs related to share-based payments under APB 25 and as allowed by SFAS 123, and provided pro forma disclosure in notes to our financial statements as required by SFAS 123. On adoption of SFAS 123(R), we will use the modified prospective application transition method. SFAS 123(R) also requires a classification change in the statement of cash flows, whereby a portion of the tax benefits from stock options will be moved from cash from operating activities to cash from financing activities, without changing the total cash flows. We are still in the process of finalizing our study on the impact of applying various other provisions of SFAS 123(R). We expect the adoption of SFAS 123(R), SAB 107 and related pronouncements, will have a materially adverse impact on our net income and net income per share. However, we currently cannot accurately estimate the effect of such impact, as such costs will fluctuate as the fair market value of our common stock fluctuates.

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

In December 2004, FASB Staff Position No. FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“FSP FAS 109-2”) was issued, providing guidance under SFAS 109, “Accounting for Income Taxes” for recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (“Jobs Act”), enacted on October 22, 2004. FSP FAS 109-2 allows time beyond the financial reporting period of enactment to evaluate the effects of the Jobs Act before applying the requirements of FSP FAS 109-2. The Company did not repatriate any accumulated income earned abroad during the period in which the Jobs Act was effective.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Our exposure to market risk for changes in interest rates primarily relates to our investment portfolio, which at December 31, 2005 included fixed-income securities with a fair value of approximately $52.0 million. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. From time to time, some of the securities in which we invest may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with an interest rate fixed at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents, marketable securities in money market funds, tax-exempt municipal auction rate securities and tax exempt municipal bonds. The risk associated with fluctuating interest rates is limited to our investment portfolio. Based on our portfolio at December 31, 2005, if interest rates were to change by 10%, interest income could be impacted positively or negatively by approximately $317,000 on an annualized basis. There would be no material impact on the fair market value of the portfolio. As of December 31, 2005, all of our investments were in money market accounts, tax-exempt municipal auction rate securities and tax exempt municipal bonds.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Embarcadero Technologies, Inc.:

We have completed integrated audits of Embarcadero Technologies, Inc.’s 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005, and an audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Embarcadero Technologies, Inc and its subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control – Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

PRICEWATERHOUSECOOPERS LLP

San Jose, California

March 13, 2006

EMBARCADERO TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

	(in thousands, except share data)

December 31,	2005	2004
Assets
Current Assets:
Cash and cash equivalents	$7,943	$7,422
Short-term investments	52,026	52,485
Trade accounts receivable, net	9,407	8,339
Prepaid expenses and other current assets	1,863	1,634
Deferred income taxes	377	732
Total current assets	71,616	70,612
Property and equipment, net	2,059	2,922
Goodwill	13,920	10,950
Other intangibles assets, net	3,037	1,548
Deferred income taxes	2,500	3,967
Other assets, net	24	124
Total assets	$93,156	$90,123
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$817	$1,004
Accrued liabilities	5,291	5,167
Capital lease obligations	161	171
Deferred revenue	15,802	14,503
Total current liabilities	22,071	20,845
Long-term deferred revenue	180	199
Long-term capital lease obligations	87	238
Long-term restructuring accrual	1,061	1,747
Total liabilities	23,399	23,029
Commitments and Contingencies (Note 8)
Stockholders’ Equity:
Convertible preferred stock: $0.001 par value; 5,000,000 shares authorized and no shares issued and outstanding at December 31, 2005 and 2004
Common stock: $0.001 par value; 60,000,000 shares authorized at December 31, 2005 and 2004; 26,112,364 and 26,318,813 shares issued and outstanding at December 31, 2005 and 2004, respectively	26	26
Treasury stock: 3,235,312 and 2,680,932 shares at December 31, 2005 and 2004, respectively	(20,664)	(17,467)
Additional paid-in capital	87,295	85,462
Accumulated other comprehensive income	333	825
Deferred stock-based compensation	(1,948)	(2,130)
Retained earnings	4,715	378
Total stockholders’ equity	69,757	67,094
Total liabilities and stockholders’ equity	$93,156	$90,123

The accompanying notes are an integral part of these consolidated financial statements.

EMBARCADERO TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	(in thousands, except per share data)

December 31,	2005	2004	2003
Revenues:
License	$27,513	$28,208	$27,151
Maintenance	30,039	28,086	24,772
Total revenues	57,552	56,294	51,923
Cost of revenues:
License	1,388	999	614
Amortization of acquired technology	841	2,105	2,223
Maintenance	2,173	2,362	2,286
Total cost of revenues	4,402	5,466	5,123
Gross profit	53,150	50,828	46,800
Operating expenses:
Research and development	16,178	15,637	15,600
Sales and marketing	22,950	21,077	18,977
General and administrative	8,596	8,777	5,238
Restructuring and impairment charges	—	4,032	—
Litigation settlement charge, net	573	—	—
Total operating expenses	48,297	49,523	39,815
Income from operations	4,853	1,305	6,985
Other income, net	1,239	791	423
Income before provision for income taxes	6,092	2,096	7,408
Provision for income taxes	(1,755)	(108)	(2,695)
Net income	$4,337	$1,988	$4,713
Net income per share:
Basic	$0.17	$0.07	$0.18
Diluted	$0.16	$0.07	$0.16
Weighted average shares used in per share calculation:
Basic	25,866	26,788	26,618
Diluted	27,294	28,502	28,654
Non-cash stock-based compensation included in the above expenses:
Cost of revenues	$17	$16	$—
Research and development	395	595	61
Sales and marketing	547	849	285
General and administrative	656	858	356
	$1,615	$2,318	$702

The accompanying notes are an integral part of these consolidated financial statements.

EMBARCADERO TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	(in thousands)
			Treasury Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Deferred Stock-Based Compensation	Retained Earnings (Deficit)	Total Stockholders’ Equity	Comprehensive Income

	Common Stock
	Shares	Amount
Balance at December 31, 2002	26,712	$27	$(5,116)	$75,268	$206	$(598)	$(6,323)	$63,464
Comprehensive income:
Net income	—	—	—	—	—	—	4,713	4,713	$4,713
Foreign currency translation adjustments	—	—	—	—	344	—	—	344	344
Unrealized gain on available-for-sale investments, net	—	—	—	—	18	—	—	18	18

Comprehensive income									$5,075

Exercise of common stock options	500	1	—	1,927	—	—	—	1,928
Repurchase of common stock	(231)	—	(1,171)	—	—	—	—	(1,171)
Tax benefit arising from disqualifying disposition of stock options	—	—	—	739	—	—	—	739
Issuance of restricted stock awards	—	—	—	1,560	—	(1,560)	—	—
Amortization of deferred stock-based compensation	—	—	—	—	—	639	—	639
Issuance of options in exchange for services	—	—	—	63	—	—	—	63
Balance at December 31, 2003	26,981	28	(6,287)	79,557	568	(1,519)	(1,610)	70,737
Comprehensive income:
Net income	—	—	—	—	—	—	1,988	1,988	$1,988
Foreign currency translation adjustments	—	—	—	—	270	—	—	270	270
Unrealized loss on available-for-sale investments, net	—	—	—	—	(13)	—	—	(13)	(13)

Comprehensive income									$2,245

Issuance of restricted stock awards	446			3,687		(3,687)		—
Exercise of common stock options	469	—	—	2,529	—	—	—	2,529
Repurchase of common stock	(1,519)	(2)	(11,180)	—	—	—	—	(11,182)
Tax benefit arising from disqualifying disposition of stock options	—	—	—	447	—	—	—	447
Cancellation of deferred stock-based compensation	(58)	—	—	(816)	—	816	—	—
Amortization of deferred stock-based compensation	—	—	—	—	—	2,260	—	2,260
Issuance of options in exchange for services	—	—	—	58	—	—	—	58
Balance at December 31, 2004	26,319	26	(17,467)	85,462	825	(2,130)	378	67,094
Comprehensive income:
Net income	—	—	—	—	—	—	4,337	4,337	$4,337
Foreign currency translation adjustments	—	—	—	—	(484)	—	—	(484)	(484)
Unrealized loss on available-for-sale investments, net	—	—	—	—	(8)	—	—	(8)	(8)

Comprehensive income									$3,845

Issuance of restricted stock awards	302			2,032		(2,032)		—
Exercise of common stock options	115	—	—	503	—	—	—	503
Repurchase of common stock	(554)	—	(3,197)	—	—	—	—	(3,197)
Tax benefit arising from disqualifying disposition of stock options	—	—	—	(107)	—	—	—	(107)
Cancellation of deferred stock-based compensation	(69)	—	—	(282)	—	286	—	4
Amortization of deferred stock-based compensation	—	—	—	(323)	—	1,928	—	1,605
Issuance of options in exchange for services	—	—	—	10	—	—	—	10
Balance at December 31, 2005	26,113	$26	$(20,664)	$87,295	$333	$(1,948)	$4,715	$69,757

The accompanying notes are an integral part of these consolidated financial statements.

EMBARCADERO TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	(in thousands)

Year ended December 31,	2005	2004	2003
Cash from Operating Activities:
Net income	$4,337	$1,988	$4,713
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	1,443	1,785	2,071
Provision for doubtful accounts	30	77	110
Impairment charges	—	680	—
Amortization of developed technology	405	1,951	1,656
Amortization of acquired technology	834	—	—
Amortization of other intangible assets	88	692	808
Amortization of deferred stock-based compensation	1,605	2,260	639
Issuance of options in exchange for services	10	58	63
Write-down of other intangible assets, internally developed software costs and acquired in-process research and development costs	912	—	—
Loss on disposal	7	—	—
Deferred income taxes, net	970	(1,332)	1,336
Tax benefit arising from disqualifying disposition of stock options	(107)	447	739
Changes in assets and liabilities:
Trade accounts receivable	(1,031)	36	(775)
Prepaid expenses and other assets	(216)	483	(300)
Accounts payable and accrued liabilities	(801)	1,994	1,038
Deferred revenue	1,078	1,092	2,578
Net cash provided by operating activities	9,564	12,211	14,676
Cash from Investing Activities:
Purchase of investments	(78,571)	(81,972)	(57,606)
Maturities and sale of investments	79,030	76,014	47,781
Purchase of property and equipment	(674)	(1,533)	(1,111)
Technology acquired and developed	—	(60)	(290)
Acquisition of business, net of cash acquired	(5,750)	—	—
Net cash used in investing activities	(5,965)	(7,551)	(11,226)
Cash from Financing Activities:
Payments for repurchase of common stock	(3,195)	(11,182)	(1,171)
Payments of principal under capital lease obligation	(162)	(90)	—
Proceeds from exercise of stock options	501	2,529	1,928
Net cash provided by (used in) financing activities	(2,856)	(8,743)	757
Effect of exchange rate changes on cash and cash equivalents	(222)	78	28
Net increase (decrease) in cash and cash equivalents	521	(4,005)	4,235
Cash and cash equivalents at the beginning of the period	7,422	11,427	7,192
Cash and cash equivalents at the end of the period	$7,943	$7,422	$11,427
Supplemental Cash Flow Information:
Cash paid for income taxes	$531	$1,080	$541
Supplemental Non-cash investing and Financing Activities:
Equipment purchased under capital leases	$—	$499	$—
Deferred stock-based compensation	$2,032	$3,687	$1,560
Purchases of property and equipment in accounts payable	$—	$57	$—

The accompanying notes are an integral part of these consolidated financial statements.

EMBARCADERO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—Organization and Summary of Significant Accounting Policies

Description of business

Embarcadero Technologies, Inc. (with its subsidiaries, collectively referred to as the “Company”) was incorporated in California on July 23, 1993 and reincorporated in Delaware on February 15, 2000. The Company provides strategic data management solutions that help organizations cost-effectively build, optimize, test, and manage their critical data, database, and application infrastructures. The Company is headquartered in San Francisco, California and has international operations in Maidenhead, United Kingdom; Toronto, Canada; and Melbourne, Australia.

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

Basis of presentation

The consolidated financial statements include the accounts of Embarcadero Technologies, Inc. and its wholly-owned subsidiaries: Embarcadero Technologies Europe Ltd., Embarcadero Canada Ltd., Embarcadero Australia Ltd. The Company has eliminated all inter-company accounts and transactions.

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

Reclassification

The Company reclassified $1.5 million from Other Assets, net to Other Intangible Assets, net in its 2004 balance sheet in order to conform to the current period presentation. These reclassifications have no impact on previously reported net income (loss) or cash flows.

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

The Company uses purchase orders, signed contracts and pre-payments via check, wire or credit card as persuasive evidence for substantiation of arrangements. For arrangements with multiple obligations (e.g., hardware and software products, undelivered maintenance and support contracts or consulting and training services bundled with licenses), the Company allocates revenues to the delivered elements of the arrangement using the residual value method based on the vendor specific objective evidence (VSOE) of fair value for the undelivered items. The VSOE for post contract services (PCS) is determined based upon prices paid by the customers for the separate renewal or sale of such services. If the Company cannot determine the VSOE for PCS, then the entire arrangement fee is recognized ratably over the contractual PCS period (explicit rights to PCS) or the period during which PCS is expected to be provided (implicit rights to PCS).

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

Accumulated Comprehensive income

Accumulated comprehensive income consists of net income, net unrealized foreign currency translation adjustments, and unrealized gains and losses on available-for-sale investments, and is presented in the consolidated statements of stockholders’ equity. The components of accumulated other comprehensive income are as follows (in thousands):

	Unrealized Gain (Loss) in Available for Sale Securities, Net	Foreign Currency Translation	Accumulated Other Comprehensive Income
Balance as of December 31, 2002	$—	$206	$206
Change during period	18	344	362
Balance as of December 31, 2003	18	550	568
Change during period	(13)	270	257
Balance as of December 31, 2004	5	820	825
Change during period	(8)	(484)	(492)
Balance as of December 31, 2005	$(3)	$336	$333

Cost of license and maintenance

Cost of license includes costs associated with the delivery of software products, royalties for third party embedded software, and amortization of capitalized research and development costs and acquired technologies. Cost of maintenance revenues includes costs to provide product customer support, largely consisting of salaries and related expenses, including stock-based compensation, for customer support personnel.

Capitalized software development costs

The Company expenses costs associated with the research and development of new software products as incurred until technological feasibility is established. Research and development costs include salaries and benefits of development personnel, costs of research and development services and other expenses incurred for research and development efforts. Software development costs, including purchased software, incurred subsequent to the establishment of technological feasibility are capitalized and amortized over the estimated lives of the related products. If the

Company determines that certain purchased software development has not yet reached technological feasibility, the cost of the software is expensed in the period of acquisition. The Company determines technological feasibility to be established upon release of a working model. In addition, the model must have been successfully tested for functionality and all high-risk development issues must have been resolved. Capitalized software costs also consist of amounts paid for purchased software that has reached technological feasibility at the time of acquisition. Upon the general release of a product to customers, development costs for that product are amortized at the greater of the amount computed using (a) the ratio of current gross revenues from the product to the total of current and anticipated future gross revenues for that product or (b) the straight-line method over the remaining estimated economic life of the product. At each balance sheet date, unamortized capitalized software development costs are compared to their net realizable value. Any unamortized capitalized costs that exceed the net realizable value of the product are written off. The net realizable value is the estimated future gross revenues of a product reduced by the estimated future costs of completing and disposing of the product, including the costs of performing maintenance and customer support required to satisfy the enterprise’s responsibility set forth at the time of sale.

	As of December 31, 2005			As of December 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Capitalized software development costs:
Capitalized software costs	$6,356	$6,199	$157	$4.366	$3,706	$660
Acquired technology	2,190	122	2,068	1,917	1,029	888
Total	$8,546	$6,321	$2,225	$6,283	$4,735	$1,548

Capitalized software development costs are recorded as other intangible assets, net on the Company’s balance sheet. Amortization expense for capitalized software development was $1.5 million, $2.0 million, and $1.7 million in the years ended December 31, 2005, 2004, and 2003, respectively. There were $0, $60,000, and $290,000 of software development costs capitalized in the years ended December 31, 2005, 2004, and 2003, respectively. In 2005, the Company acquired $2.2 million in developed core technology in connection with the acquisition of SHC Ambeo Acquisition Corp.

Property and equipment

Property and equipment are stated at cost less accumulated depreciation and amortization, computed using the straight-line method based on the estimated useful lives of the assets, generally ranging from three to five years. Depreciation commences upon placing the asset in service. Capital leases are recorded at the lesser of the fair value of the leased asset at the inception of the lease or the present value of the minimum lease payments as of the beginning of the lease term. Leased assets are amortized on a straight-line basis over the shorter of the estimated useful life of the asset or the lease term. Leasehold improvements are amortized over the shorter of the useful life or the remaining lease term. The Company reviews its property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Goodwill

The Company performs an annual impairment review of its goodwill balance in accordance with SFAS No. 142. The impairment review performed by the Company involves a two-step process as follows:

•	Step 1 — The Company compares the fair value of its reporting unit to the carrying value, including goodwill of the unit. If the carrying value of the reporting unit, including goodwill, exceeds the unit’s fair value, the Company moves on to step 2. If the market value of the reporting unit exceeds the carrying value, no further work is performed and no impairment charge is necessary.
•	Step 2 — The Company performs an allocation of the fair value of the reporting unit to its identifiable tangible and non-goodwill intangible assets and liabilities. This derives an implied fair value for the reporting unit’s goodwill. The Company then compares the implied fair value of the reporting unit’s goodwill with the carrying amount of the reporting unit’s goodwill. If the carrying amount of the reporting unit’s goodwill is greater than the implied fair value of its goodwill, an impairment charge is recognized for the excess.

In addition, the Company initiates a review whenever events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable.

Other intangible assets

Other intangible assets are presented at cost, net of accumulated amortization. Amortization is calculated using the straight-line method over estimated useful lives of the assets, which are three years for purchased technology and five years for customer relationships acquired.

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

Realized gains and losses were not significant during the years ended December 31, 2005 and 2004. Unrealized gains and losses are reported as a part of accumulated other comprehensive income (loss), a separate component of stockholders’ equity, and were $8,000 and $13,000 for the years ended December 31, 2005 and 2004, respectively.

The Company’s short-term investments consist principally of auction rate securities of $52.0 million and $52.5 million at December 31, 2005 and 2004, respectively, as detailed in the table below.

Short-term investments (in thousands):

As of December 31,	2005	2004
Cost basis	$52,026	$52,480
Net unrealized gain	0	5
Fair market value	$52,026	$52,485

Contractual maturities of short-term investments as of December 31, 2005 were as follows (in thousands):

	Cost	Market Value
Due in one year or less	$0	$0
Due after ten years	52,026	52,026
Fair market value	$52,026	$52,026

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

The Company accounts for stock-based employee compensation using the intrinsic value method in accordance with Accounting Principles Board (APB) Opinion No. 25 and related interpretations, which generally requires deferred compensation to be recorded for stock-based employee compensation grants based on the excess of the market value of the common stock on the measurement date over the exercise price. The deferred compensation is amortized to expense over the vesting period of each unit of stock-based employee compensation granted. If the exercise price of the stock-based compensation is equal to or exceeds the market price of the Company’s common stock on the date of grant, no compensation expense is recorded.

Alternatively, Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, employs fair value-based measurement and generally results in the recognition of compensation expense for all stock-based awards to employees. SFAS No. 123 does not require an entity to adopt those provisions, but rather, permits continued application of APB Opinion No. 25. The Company has elected not to adopt the recognition and measurement provisions of SFAS No. 123 and continues to account for its stock-based employee compensation plans under APB Opinion No. 25 and related interpretations and have adopted the disclosure provisions of SFAS 123.

For the years ended December 31, 2005 and 2004, the Company issued restricted stock grants with an associated deferred compensation expense of $2.0 million and $3.7 million, respectively. The associated deferred compensation expense will be amortized to expense over the period that the transfer restrictions are in effect. For the years ended December 31, 2005 and 2004, the Company recorded compensation expense related to restricted stock grants of $1.6 million and $2.3 million, respectively.

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

Year ended December 31,	2005	2004	2003
Net income	$4,337	$1,988	$4,713
Add: Employee stock-based compensation expense included in reported net income, net of tax	1,009	1,339	499
Less: Total employee stock-based compensation expense determined under fair value, net of tax	(2,740)	(3,797)	(2,656)
Pro forma net income (loss)	$2,606	$(470)	$2,556
Basic net income (loss) per share:
As reported	$0.17	$0.07	$0.18
Pro forma	$0.10	$(0.02)	$0.10
Diluted net income (loss) per share:
As reported	$0.16	$0.07	$0.16
Pro forma	$0.10	$(0.02)	$0.09

See Note 10 for a summary of the assumptions used to estimate the fair value of equity instruments granted to employees.

In December 2004, FASB issued SFAS 123(R), “Share-Based Payment (Revised 2004)”, which replaces SFAS 123 and supersedes APB 25. From the first quarter of fiscal year 2006, we will be required to adopt SFAS 123(R) and measure all employee share-based compensation awards using a fair value based method and record the share-based compensation expenses in our consolidated statements of operations if the requisite service to earn the award is provided. The above disclosed pro forma results and assumptions used in fiscal years 2005, 2004 and 2003 were based solely on historical volatility of our common stock over the most recent period commensurate with the estimated expected life of our stock options, and will not be indicative of the effect for future periods or years after adoption of SFAS 123(R). Upon adoption of SFAS 123(R), we will change the computation of expected volatility used in the Black-Scholes calculations for new grants from being solely based on historical volatility to being based on a combination of historical and implied volatilities. In addition, we will also refine the expected life assumptions by excluding certain options, such as pre-IPO options and very highly priced options, for the purpose of deriving the normalized exercise behavior.

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

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net income per share is as follows (in thousands, except per share data):

Year ended December 31,	2005	2004	2003
Calculation of basic net income per share:
Net income	$4,337	$1,988	$4,713
Weighted average common shares outstanding	25,866	26,788	26,618
Net income per share, basic	$0.17	$0.07	$0.18
Calculation of diluted net income per share:
Net income	$4,337	$1,988	$4,713
Weighted average—common shares outstanding	25,866	26,788	26,618
Dilutive securities—common stock options and non-vested shares	1,428	1,714	2,036
Weighted average—common shares outstanding and potentially dilutive common shares	27,294	28,502	28,654
Net income per share, diluted	$0.16	$0.07	$0.16
Anti-dilutive common stock and non-vested common stock, not included in diluted net income per share calculation:	2,408	1,380	1,497

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

No single customer accounted for ten percent or more of the Company’s accounts receivable at December 31, 2005 and 2004 or revenues in the years ended December 31, 2005, 2004, and 2003.

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

Foreign currency transaction gains and losses are included in the Company’s consolidated statement of operations in Other Income, net. Foreign currency transaction gains (losses) were $(89,000), $(26,000) and $95,000 in the years ended December 31, 2005, 2004 and 2003, respectively.

Advertising costs

Advertising costs are expensed as incurred. These costs included in sales and marketing, were $556,000, $561,000, and $586,000 in the years ended December 31, 2005, 2004, and 2003, respectively.

NOTE 2—Recent accounting pronouncements

In November 2005, FASB issued FSP FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“FSP FAS 115-1”), which provides guidance on determining when investments in certain debt and equity securities are considered impaired, whether that impairment is other-than-temporary, and on measuring such impairment loss. FSP FAS 115-1 also includes accounting considerations subsequent to the recognition of an other-than temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. FSP FAS 115-1 is required to be applied to reporting periods beginning after December 15, 2005. We are required to adopt FSP FAS 115-1 in the second quarter of fiscal 2006. We do not expect that the adoption of the statement will have a material impact on our consolidated results or financial condition.

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

In December 2004, FASB issued SFAS 123(R), “Share-Based Payment (Revised 2004)”, which replaces SFAS 123 and supersedes APB 25. In March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107, providing supplemental implementation guidance for SFAS 123(R). In April 2005, the SEC issued “Amendment to Rule 04-01(a) of Regulation S-X Regarding the Compliance Date for Statement of Financial Accounting Standard No.123(R), ‘Share-Based Payment’” (the “Amendment to Rule 4-01(a)”), changing the effective date for most public companies to adopt SFAS 123(R) to the first interim reporting period of a company’s fiscal year that begins on or after June 15, 2005. Under the Amendment to Rule 4-01(a), we are now required to adopt SFAS 123(R) in our first quarter of fiscal year 2006.

SFAS 123(R) requires that compensation costs relating to share-based payment transactions be recognized in the financial statements. The pro forma disclosure previously permitted under SFAS 123 will no longer be an acceptable alternative to recognition of expense in the financial statements. SFAS 123(R) also provides three alternative transition methods for its first adoption. Up to the end of fiscal year 2005, we had measured compensation costs related to share-based payments under APB 25 and as allowed by SFAS 123, and provided pro forma disclosure in notes to our financial statements as required by SFAS 123. On adoption of SFAS 123(R), we will use the modified prospective application transition method. SFAS 123(R) also requires a classification change in the statement of cash flows, whereby a portion of the tax benefits from stock options will be moved from cash from operating activities to cash from financing activities, without changing the total cash flows. We are still in the process of finalizing our study on the impact of applying various other provisions of SFAS 123(R). We expect the adoption of SFAS 123(R), SAB 107 and related pronouncements, will have a materially adverse impact on our net income and net income per share. However, we currently cannot accurately estimate the effect of such impact, as such costs will fluctuate as the fair market value of our common stock fluctuates.

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

In December 2004, FASB Staff Position No. FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“FSP FAS 109-2”) was issued, providing guidance under SFAS 109, “Accounting for Income Taxes” for recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (“Jobs Act”), enacted on October 22, 2004. FSP FAS 109-2 allows time beyond the financial reporting period of enactment to evaluate the effects of the Jobs Act before applying the requirements of FSP FAS 109-2. The Company did not repatriate any accumulated income earned abroad during the period in which the Jobs Act was effective.

NOTE 3—Business Combination

SHC Ambeo Acquisition Corp.

On October 24, 2005, we acquired substantially all of the assets and certain liabilities of SHC Ambeo Acquisition Corp. (“Ambeo”), privately-held leader in database auditing and activity monitoring company. The total purchase price was approximately $6.3 million, comprised of $6.1 million in cash and $0.2 million in direct transactions costs, including legal and valuation fees. The Ambeo acquisition was accounted for under SFAS 141 “Business Combinations” and certain specified provision of SFAS 142 “Goodwill and Other Intangible Assets”. The assets acquired and liabilities assumed are based on their fair values at the date of the acquisition. Ambeo’s technology had not reached technological feasibility at the time of the acquisition, therefore, we recorded a charge related to the in-process research and development. The acquired trade name was also written off in December 2005 resulting from Company’s decision not to continue to use Ambeo’s name. The results of the operations of Ambeo have been included in our Consolidated Statement of Operations from October 25, 2005. As the effect of this acquisition would not have been material to our results of operations in past fiscal years, pro forma results as if we had acquired Ambeo at the beginning of any reported fiscal years, are not presented in this report. The following table summarizes the allocation of the purchase price to the assets acquired and liabilities assumed based on their fair value on the date of the acquisition (in thousands):

Cash acquired		$568
Tangible assets acquired:
Account receivable and other current assets	$267
Property and equipment and other non-current assets	16
Deferred tax assets	594
Total tangible assets acquired	877	877
Amortizable intangible assets:
Developed technology	2,190
Customer Relationships	840
Customer Backlog	60
Trade name	160
Total amortizable intangible assets	3,250	3,250
In-Process research and development	280	280
Goodwill	3,324	3,324
Liabilities assumed:
Accrued liabilities	(153)
Deferred revenue	(427)
	(580)	(580)
Deferred tax liability for acquired intangibles		(1,401)
Total purchase price		$6,318

We assessed the potential benefits from this acquisition, including the broadening of our database security products, improvement of our competitive position and the possibility of increased revenues, and determined that the purchase price represented appropriate consideration for the acquisition. As the purchase price exceeded the fair value of the assets purchased, we recorded $3.3 million of goodwill in connection with this transaction. In accordance with SFAS 142, goodwill is not being amortized and is tested for impairment at least annually or sooner if circumstances indicate that impairment may have occurred.

In-process research and development, relating to development projects which had not reached technological feasibility and that were of no future alternative use, were expensed upon consummation of the acquisition. Developed technology and in-process research and development were identified and valued through extensive interviews, analysis of data provided by Ambeo concerning development projects, their stage of development, the time and resources needed to complete them, if applicable, and their expected income generating ability and associated risks. Where development projects had reached technological feasibility, they were classified as developed technology and the value assigned to developed technology was capitalized. The income approach, which includes an analysis of the cash flows and risks associated with achieving such cash flows, was the primary technique utilized in valuing acquired intangible assets. Key assumptions included a discount rate of 27% and estimates of revenue growth, maintenance contract renewal rates, cost of sales, operating expenses and taxes.

Amounts allocated to developed core technology, and customer relationships are amortized over their estimated useful lives of three and five years, respectively. Customer backlog has a useful life of three months. Maintenance agreements are amortized over their estimated useful lives of twelve months.

NOTE 4—Accounting for Business Combinations, Goodwill, and Other Intangible Assets

As required by SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company performed its annual goodwill impairment test on September 1, 2005. The results of Step 1 of the goodwill impairment analysis showed that goodwill was not impaired as the fair value of its one reporting unit exceeded its carrying value, including goodwill. Accordingly, Step 2 was not performed. The fair value of the reporting unit was estimated by multiplying the number of shares outstanding on the analysis date by the most recent stock market closing price. The Company will continue to test for impairment on an annual basis and on an interim basis if an event occurs or circumstances change that would more likely than not reduce the fair value of the Company’s reporting unit below its carrying amounts.

The changes in the carrying amount of goodwill for the year ended December 31, 2005 and 2004 are as follows (in thousands):

Goodwill
Balance as of December 31, 2004	$10,950
Acquisition of Ambeo	3,324
Foreign currency translation	(354)
Balance as of December 31, 2005	$13,920

At December 31, 2005 and 2004, other intangible assets subject to amortization consists of capitalized software development costs, acquired technology, and customer relationship that are being amortized over a period of three years, three years and five years, respectively. The components of intangible assets, excluding goodwill, are as follows (in thousands):

	As of December 31, 2005			As of December 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Other intangible assets:
Capitalized software development costs	$8,546	$6,321	$2,225	$6,283	$4,735	$1,548
Customer relationship	840	28	812	—	—	—
Total	$9,386	$6,349	$3,037	$6,283	$4,735	$1,548

Amortization expense for acquired technology was $695,000 in 2005 and $692,000 in 2004 and $808,000 in 2003.

As of December 31, 2005, we expect the amortization of intangible assets for the future years to be as follows (in thousands):

Estimated Amortization Expense
Year ending December 31, 2006	$964
Year ending December 31, 2007	964
Year ending December 31, 2008	801
Year ending December 31, 2009	168
Year ending December 31, 2010	140
Total	$3,037

NOTE 5—Balance Sheet Accounts (in thousands):

	Year ended December 31,
	2005	2004
Trade accounts receivable, net:
Trade accounts receivable	$9,598	$8,505
Less: allowance for doubtful accounts and returns	191	166
	$9,407	$8,339

The following is a summary of activities in allowance for doubtful accounts and returns for the periods indicated (in thousands):

	Beginning Balance	Charged Against Revenue	Charged to Expense	Write-offs Net of Recovery	Ending Balance
Year ended December 31, 2003	$189	$—	$110	$(142)	$157
Year ended December 31, 2004	157	50	27	(68)	166
Year ended December 31, 2005	$166	$—	$54	$(29)	$191

The following is a detailed summary of balance in fixed assets for the periods indicated (in thousands):

As of December 31,	2005	2004
Property and equipment, net:
Computer equipment and software	$6,282	$6,905
Furniture and fixtures	341	329
Capital lease, furniture, fixtures and computer equipment	499	499
Leasehold improvements	439	553
	7,561	8,286
Less: Accumulated depreciation and amortization	(5,341)	(5,306)
Accumulated amortization—capital lease	(161)	(58)
	$2,059	$2,922

Depreciation and amortization expense for 2005, 2004, and 2003 was $1.4 million, $1.8 million, and $2.1 million, respectively.

As of December 31,	2005	2004
Accrued liabilities:
Restructuring accrual, current portion	$635	$712
Payroll and related expenses	1,553	1,591
Professional fees	340	—
Accrued income taxes	635	336
Other	2,128	2,528
	$5,291	$5,167

NOTE 6—Restructuring and Impairment Charges

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

In addition to the restructuring provision, the Company abandoned approximately $680,000 of leasehold improvements and excess furniture and fixtures.

A summary of the restructuring accrual is as follows (in thousands):

	Facility Leases, Net of Sublease Income	Write Down Of Leasehold Improvements	Other Restructuring Expenses	Total
Accrual as of December 31, 2003	$413	$—	$—	$413
Restructuring and impairment charges during the three months ended June 30, 2004	2,822	680	566	4,068
Non-cash reductions of accrual	—	(680)	(36)	(716)
Net cash payments during the year ended December 31, 2004	(807)	—	(499)	(1,306)
Accrual as of December 31, 2004	2,428	—	31	2,459
Net cash payments during the year ended December 31, 2005	(736)	—	(27)	(763)
Accrual as of December 31, 2005	$1,692	$—	$4	$1,696

As of December 31, 2005 and 2004, the restructuring accrual included long-term components of $1.1 million and $1.7 million, respectively.

NOTE 7—Income Taxes

Income before provision for income taxes consists of the following (in thousands):

As of December 31,	2005	2004	2003
Domestic	$5,336	$1,438	$6,922
Foreign	756	658	486
Total	$6,092	$2,096	$7,408

The provision for income taxes consists of the following (in thousands):

Year ended December 31,	2005	2004	2003
Current:
Federal	$771	$1,075	$841
State	62	58	155
Foreign	244	307	363
	$1,077	$1,440	$1,359
Deferred (benefit):
Federal	$393	$(1,329)	$1,347
State	285	(3)	344
Foreign	—	—	(355)
	678	(1,332)	1,336
Total provision for income taxes	$1,755	$108	$2,695

The effective tax rate for the years ended December 31, 2005, 2004, and 2003 differs from the applicable U.S. statutory federal income tax rate as follows:

Year ended December 31,	2005	2004	2003
U.S. statutory federal tax rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	4.5%	2.3	4.9
Amortization of stock-based compensation	1.8%	(19.5)	1.1
Tax exempt interest and other permanent differences	(10.6)	(12.6)	(4.6)
Research and development credits	(1.9)	—	—
Effective tax rate	28.8%	5.2%	36.4%

The primary components of the net deferred tax assets are as follows (in thousands):

	2005	2004
Deferred tax assets:
Net operating losses, federal and state	$1,721	$1,789
Research and other credits	1,109	1,379
Non-qualified stock options and restricted stock grants	922	1,147
Allowances and accruals	1,376	1,217
Gross deferred tax assets	5,128	5,532
Valuation allowance	(192)	(15)
Net realizable deferred tax assets	4,936	5,517
Deferred tax liabilities
Non-goodwill intangibles	(2,059)	(818)
Deferred tax liabilities	(2059)	(818)
Net deferred tax assets	$2,877	$4,699

The Company had net deferred tax assets totaling $2.9 million and $4.7 million at December 31, 2005 and 2004, respectively. In addition, at December 31, 2005 the Company had federal and state net operating loss carry forwards (“NOLs”) of approximately $4.9 million and $7.2 million, respectively. These NOLs can be carried forward to offset future taxable income, if any. The federal and state NOLs expire in 2006 through 2020, if not utilized. At December 31, 2005 the Company had federal, state and foreign research and development credits of approximately $1.5 million, $75,000 and $769,000, respectively. The federal credits expire in 2020 through 2025. The state and foreign credits do not expire. Pursuant to the provisions of Section 382 of the Internal Revenue Code, the amount of benefits from NOLs available to the Company may be limited.

Due to uncertainties related to our ability to utilize some of our deferred tax assets, consisting of Colorado net operating loss carry forwards and Canadian R&D credits, we established a valuation allowance of $192,000. The valuation allowance is based on our estimates of current and future taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable.

NOTE 8—Commitments and Contingencies

Bank Credit Facility

In August 2004, the Company terminated its $3.0 million revolving credit facility.

A financial institution issued an irrevocable standby letter of credit for approximately $120,000 in relation to a real estate lease agreement executed in April 2004. The standby letter of credit will expire on June 1, 2006.

Leases

The Company leases office space and equipment under non-cancelable operating lease agreements that expire at various dates through 2011. The Company recognizes rent expense on a straight-line basis over the lease period and has accrued for rent expense incurred but not paid. Rent expense for the years ended December 31, 2004, 2003, and 2002 was $1.8 million, $2.1 million, and $2.2 million, respectively. Some of the lease agreements have renewal options ranging from one to five years. In April 2004, the Company announced a restructuring plan. As a part of that plan, the Company entered into a new five-year lease commitment and subleased the remainder of its long- term San Francisco office leases. The lease and subleases were executed in April 2004. The subleases will expire in July 2008. The Company’s net contractual sublease income over the duration of the subleases is $694,000 payable as follows: years 2006 through 2007, $269,000 per year and $155,000 in 2008.

The Company entered into a three-year capital lease agreement in June 2004, for approximately $499,000 to finance the acquisition of certain furniture and fixtures and computer equipment. The capital lease agreement bears an interest rate of 6.1% per annum and has a $1 buyout option at its expiration in June 2007.

Gross lease payment obligations under the non-cancelable operating and capital lease are as follows (in thousands):

Year ending December 31,	Capital Lease	Operating Leases	Bank Letter Of Credit	Total
2006	$182	$1,531	$120	$1,833
2007	76	1,385	—	1,461
2008	—	881	—	881
2009	—	482	—	482
2010	—	164	—	164
Thereafter	—	306	—	306
Total minimum payments	258	$4,749	$120	$5,127
Less: amount representing interest	11
Present value of net minimum lease payments	$247

Other

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

We have no material pending legal proceedings. However, the Company may, from time to time, become a party to other legal proceedings arising in the normal course of business. The Company may also be indirectly affected by administrative or court proceedings or actions in which the Company is not involved but which have general applicability to the software industry.

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

NOTE 9—Stockholders’ Equity

Convertible Preferred Stock

As of December 31, 2005 and 2004 there were 5,000,000 shares of convertible preferred stock authorized at a par value of $0.001 and no shares outstanding.

Common Stock

The common stockholders are entitled to one vote per share. At December 31, 2005 and 2004, there were 60,000,000 shares authorized at a par value of $0.001. At December 31, 2005, the Company had reserved approximately 633,000 shares for issuance of common stock under its 2004 Equity Incentive Plan and its 2000 Non-employee Directors Stock Option Plan.

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

	Number of Shares (thousands)	Cost of Repurchase (thousands)	Average Cost
Initial repurchase program authorized in September 2001	1,000
Increased in repurchase program authorized in July 2002	1,230
Increased in repurchase program authorized in July 2004	1,000
Increased in repurchase program authorized in October 2004	1,000
Total authorized for repurchase	4,230
Shares repurchased in 2001	219	$1,781	$8.13
Shares repurchased in 2002	712	3,335	4.68
Shares repurchased in 2003	231	1,171	5.07
Shares repurchased in 2004	1,519	11,182	7.36
Shares repurchased in 2005	554	3,195	5.76
Total shares repurchased	3,235	$20,664	$6.39
Remaining shares available for repurchase at December 31, 2005	995

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

A total of 2,000,000 shares of common stock are currently authorized for issuance under the Plan of which a maximum of 400,000 may be issued as stock awards. As of December 31, 2005, there were 1,438,437 options and awards issued and outstanding, and 557,813 shares still available for issuance under the Plan.

Options under the Plan may be granted for periods of up to ten years and at prices no less than 100% of the estimated fair value of the shares on the date of grant as determined by the Board of Directors, provided however, that the exercise price of any option granted to a 10% stockholder shall not be less than 110% of the estimated fair value of the shares on the date of grant. Options are exercisable at such times and under such conditions as determined by the Board of Directors and generally vest over three to four years.

Restricted stock awards under the Plan may be granted for periods of up to ten years and at prices no less than the par value of the shares. Stock awards are exercisable at such times and under such conditions as determined by the Board of Directors, and generally vest over one to two years.

Amended and Restated Embarcadero Technologies, Inc. 1993 Stock Option Plan

Upon adoption of the 2004 Equity Incentive Plan, the 1993 Stock Option Plan was terminated and no further options or awards can be granted under the plan. As of December 31, 2005, there were 3,281,722 options and awards outstanding under this plan.

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

A total of 400,000 shares of common stock have been authorized for issuance under the amended 2000 Non-employee Directors Stock Option Plan. As of December 31, 2005, 325,000 shares have been issued.

Option activity under the equity compensation plans is set forth as follows (options in thousands):

	Number of Options Outstanding	Weighted Average Exercise Price
Balances, December 31, 2002	4,419	$8.23
Options granted	1,161	9.04
Options exercised	(500)	3.85
Options cancelled	(456)	19.67
Balances, December 31, 2003	4,624	7.77
Options granted	778	9.57
Options exercised	(469)	5.40
Options cancelled	(572)	12.30
Balances, December 31, 2004	4,361	7.78
Options granted	1,402	6.57
Options exercised	(115)	4.37
Options cancelled	(799)	11.84
Balances, December 31, 2005	4,849	$6.84

The following table summarizes information about stock options outstanding at December 31, 2005 (options in thousands):

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Outstanding	Weighted Average Exercise Price
$0.05	29	1.79	$0.05	29	$0.05
$0.25	1,100	3.41	0.25	1,100	0.25
$0.50 - $5.00	510	5.74	3.52	417	3.31
$5.24 - $6.76	1,204	6.59	6.22	193	5.91
$6.77 - $7.15	505	6.51	7.01	273	6.97
$7.16 - $8.52	490	6.65	7.96	160	8.09
$8.53 - $12.50	557	5.43	11.36	358	11.23
$12.51 - $20.53	246	5.67	15.62	147	15.80
$20.54 - $35.63	205	4.54	28.85	205	28.85
$43.00	3	4.78	43.00	3	43.00
$0.05 - 43.00	4,849	5.48	$6.84	2,885	$6.36

At December 31, 2005 and 2004, approximately 2.9 million and 2.8 million options were exercisable at weighted average exercise prices of $6.36 and $7.30, respectively.

The fair value of each option grant is estimated on the date of grant using the fair value method, using the following weighted average assumptions:

	2005	2004	2003
Risk-free interest rate	4.05%	3.15%	2.40%
Expected life	3 years	4 years	4 years
Expected dividends	0	0	0
Volatility	66%	86%	99%

The weighted average per share fair value of common stock options granted during 2005, 2004, and 2003 was $3.07, $5.92, and $6.29.

Stock-based Compensation

For financial reporting purposes, the Company has determined that the estimated value of common stock determined in anticipation of the Company’s initial public offering was in excess of the exercise price, which was deemed to be the fair market value as of the dates of grant. In connection with the grants of such options, the Company recorded deferred stock-based compensation of approximately $6.8 million in 2000 and $14.2 million in 1999. Deferred stock-based compensation was amortized over the vesting periods utilizing the multiple option method. The amortization of deferred compensation related to these grants was completed in 2003; approximately $598,000 was expensed in the year ended 2003.

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

In 2004, the Company issued approximately 346,000 shares of restricted stock, at weighted average fair value of $10.63 per share, that vest in one- or two-year installments. In relation to the 2004 awards, the Company recorded $3.7 million in deferred stock-based compensation and is amortizing this expense over the vesting period using the accelerated method. Of the awards issued in 2004, 69,000 and 58,000 were subsequently cancelled by the Company upon the employee’s termination in 2005 and 2004, respectively. The Company reversed $321,000 of deferred stock-based compensation related to these cancellations in the year ended December 31, 2005.

In 2005, the Company issued approximately 302,000 shares of restricted stock, at weighted average fair value of $6.73 per share, that vest in one- or two-year installments of which 225,000 shares were issued as inducement grants outside of the Plan. The Company recorded $2.0 million in deferred stock-based compensation related to the 2005 stock awards and is amortizing this expense over the vesting period using the accelerated method.

Amortization expense related to the restricted stock awards was approximately $1.6 million and $2.2 million in the years ended December 31, 2005 and 2004, respectively.

The following table summarizes information about restricted stock awards outstanding at December 31, 2005 (awards in thousands):

Number of Awards Outstanding
Balances, December 31, 2002	—
Awards granted	100
Awards cancelled	—
Balances, December 31, 2003	100
Awards granted	346
Awards cancelled	(58)
Balances, December 31, 2004	388
Awards granted	302
Awards cancelled	(69)
Balances, December 31, 2005	621

In connection with the issuance of 6,000 and 12,000 fully vested stock options to non-employees in the years ended December 31, 2005 and 2004, respectively, the Company recorded stock-based compensation expense of $10,000 and $58,000, respectively.

In connection with the restatement of the interim financial statements for the first and second quarters of 2004, and as a result of the delayed filing of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, the Company suspended all exercises of stock options under each of its equity compensation plans from November 16, 2004 through January 18, 2005, the filing date of that report. This suspension was required because the Company’s periodic reports are incorporated by reference into the registration statements for the securities issuable under each such equity compensation plan. The Company extended the exercisability of all options that would otherwise have terminated during that period for a period of time equal to that during which the options were not exercisable due to the suspension. Accordingly, the Company recorded stock-based compensation of $12,000 in the quarter ended December 31, 2004. In 2005, the Company incurred $19,000 additional stock-based compensation with respect to the delayed filing of the Form 10-Q.

NOTE 11—Employee Benefit Plans

The Company sponsors a 401(k) defined contribution plan covering all employees. Under the plan, employees are permitted to contribute a portion of gross compensation not to exceed standard limitations provided by the Internal Revenue Service. The Company has not made any contributions to this plan in prior years. Starting in 2005, we provide matching to employee contributions up to 6% of an employee’s base pay. Our matching contributions to the 401(k) Plan totaled $44,000, $0 and $0 in fiscal years 2005, 2004 and 2003, respectively.

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

The Company’s geographic sales data is based on customer location as defined by the following regions: North America, United Kingdom and Other. The Company’s wholly owned subsidiary, Embarcadero Technologies Europe Ltd., transacts all sales in Europe, the Middle East, Australia and Africa. Various distributors and resellers handle sales in regions outside Europe, the Middle East, Australia, Africa and North America.

Revenues and long-lived assets by geographic region are as follows (in thousands):

	2005	2004	2003
Revenues:
North America (1)	$46,322	$45,152	$40,985
United Kingdom	4,824	4,284	3,801
Other	6,406	6,858	7,137
Total	$57,552	$56,294	$51,923

(1)	Includes gross revenue related to Canada of $2.5 million, $2.6 million and $2.4 million for 2005, 2004, and 2003, respectively.

As of December 31,	2005	2004	2003
Long lived assets:
United States	$1,696	$2,356	$2,788
Canada	229	269	271
United Kingdom	118	268	183
Australia	16	29	17
Total	$2,059	$2,922	$3,259

NOTE 13—Unaudited Quarterly Results of Operations

The following table sets forth our quarterly results of operation for fiscal year 2004 (in thousands, except per share data):

	Mar. 31, 2004	June 30, 2004	Sept. 30, 2004	Dec. 31, 2004
Condensed Consolidated Statement of Operations Data (unaudited):
Revenues:
License	7,207	6,260	7,097	7,644
Maintenance	7,037	7,227	6,928	6,894
Total revenues	14,244	13,487	14,025	14,538
Cost of revenues:
License	209	213	283	294
Amortization of acquired technology	555	556	556	438
Maintenance	622	620	572	548
Total cost of revenues	1,386	1,389	1,411	1,280
Gross profit	12,858	12,098	12,614	13,258
Operating expenses:		—	—
Research and development	3,774	3,906	3,915	4,042
Sales and marketing	5,111	5,096	5,204	5,666
General and administrative	1,213	1,543	2,260	3,761
Restructuring charges	—	4,068	—	(36)
Total operating expenses	10,098	14,613	11,379	13,433
Income (loss) from operations	2,760	(2,515)	1,235	(175)
Other income (expense), net	212	143	203	233
Income (loss) before provision for income taxes	2,972	(2,372)	1,438	58
Benefit from (provision for) income taxes	(924)	1,132	(559)	243
Net income (loss)	2,048	(1,240)	879	301
Net income (loss) per share:
Basic	0.08	(0.05)	0.03	0.01
Diluted	0.07	(0.05)	0.03	0.01
Weighted average shares used in per share calculation:
Basic	27,122	27,394	26,604	25,955
Diluted	29,103	27,394	28,078	27,610

The following sets forth our quarterly results of operations for fiscal year 2005 (in thousands, except per share data):

	March 31, 2005	June 30, 2005	Sept. 30, 2005	Dec. 31, 2005
Condensed Consolidated Statement of Operations Data (unaudited):
Revenues:
License	$6,123	$6,478	$7,136	$7,776
Maintenance	7,056	7,498	7,639	7,846
Total revenues	13,179	13,976	14,775	15,622
Cost of revenues:
License	113	216	232	692
Amortization of acquired technology	507	192	145	132
Maintenance	558	504	526	585
Total cost of revenues	1,178	912	903	1,409
Gross profit	12,001	13,064	13,872	14,213
Operating expenses:
Research and development	3,942	3,840	3,868	4,528
Sales and marketing	5,748	5,513	5,218	6,471
General and administrative	2,653	2,221	1,676	2,046
Litigation settlement charge		573	—
Restructuring charges	—		—
Total operating expenses	12,343	12,147	10,762	13,045
Income (loss) from operations	(342)	917	3,110	1,168
Other income, net	278	294	351	316
Income (loss) before provision for income taxes	(64)	1,211	3,461	1,484
Benefit from (provision for) income taxes	23	(408)	(1,106)	(264)
Net income (loss)	$(41)	$803	$2,355	$1,220
Net income (loss) per share:
Basic	$0.00	$0.03	$0.09	$0.05
Diluted	$0.00	$0.03	$0.09	$0.04
Weighted average shares used in per share calculation:
Basic	25,982	26,200	25,749	25,768
Diluted	25,982	27,482	27,087	27,307

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and we cannot be certain that any design will succeed in achieving its stated goals under all potential future conditions.

Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective, at the reasonable assurance level.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

We assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2005. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework. Based on our assessment using those criteria, we concluded that our internal control over financial reporting was effective as of December 31, 2005.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Remediation of Material Weaknesses

As previously discussed in Item 9A of our 2004 Annual Report on Form 10K/A, as of December 31, the Company did not maintain effective controls over the revenue recognition processes at its subsidiary in the United Kingdom (“UK”). Specifically, during an internal investigation of the Company’s revenue recognition practices for transactions with certain of its distributors and resellers in the UK, management determined that there was inadequate monitoring and oversight of the UK revenue processes. This control deficiency resulted in management’s failure to detect errant and improper actions by certain employees with regard to revenue recognition on certain transactions where the fees were not fixed and determinable, impacting license and maintenance revenue, deferred revenue and accounts receivable. This control deficiency resulted in the restatement of the quarterly results of operations data for the first and second quarter of 2004.

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

Additionally, each of the control deficiencies described above could have resulted in misstatements to the aforementioned accounts that would result in material misstatements to the annual or interim financial statements that would not be prevented or detected. Accordingly, management determined that each of the control deficiencies constituted material weaknesses at December 31, 2004.

During 2005, in connection with our remediation plan, management: (i) identified the control objectives and new controls, that result in the material weaknesses being eliminated; (ii) obtained sufficient evidence of the design and operating effectiveness of the new controls including documentation of the new controls; and (iii) determined the new controls have been in effect for a sufficient period of time to permit the assessment of their design and operating effectiveness. Specifically, our remediation efforts relating to the design of our internal control over financial reporting included the following:

•	We have re-emphasized to our worldwide employee base the importance of our code of conduct, code of ethics and sales policies through a re-certification process. We have implemented a financial code of ethics, which is designed to promote ethical conduct and full, fair and accurate disclosure in our periodic financial reports. We have established a procedure for conducting internal training sessions for employees on applicable policies and procedures.
•	We have enhanced finance oversight and controls for significant financial activities for foreign subsidiaries, such as cash management, manual journal entries and daily sales postings.
•	We have enhanced our controls to ensure that products sold through distributors and resellers are shipped to end users.
•	We have revised our policy to require finance approval of the formal credit check process before granting credit to distributors and resellers. We have also revised our policies to require approval by corporate finance of all credit memorandums, including those for end users.
•	We strengthened our internal controls in the area of tax preparation, primarily by engaging external tax advisors to assist in the preparation and review of our income tax calculations.
•	We have enhanced our capabilities in the area of accounting for foreign currency translation and foreign currency transactions by hiring a new Finance Director in the UK and a Vice President of Finance and a new Controller with expertise in these areas.
•	We have recruited new personnel to our finance organization to enhance our oversight of international operations and improve our internal control function. We have replaced certain employees of our UK subsidiary and enhanced our financial controls by appointing a new Finance Director in the UK and a Vice President of Finance and a new Controller in the US.

During the quarter ended December 31, 2005, as a result of the implementation of the above mentioned changes and testing of operating effectiveness, management has concluded that as of December 31, 2005, we have remediated the material weaknesses described above.

Changes in Internal Control Over Financial Reporting

Other than the changes described in the preceding paragraph, there were no other changes in our internal control over financial reporting during the quarter ended December 31, 2005 that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10.	Directors and Executive Officers of the Registrant

Certain information regarding our executive officers and required under this Item is included under the heading “Executive Officers” in Part I, Item 1 of this Form 10-K.

Other information required by this Item is incorporated by reference to the information in the Company’s proxy statement for the 2006 Annual Meeting of Stockholders that we will file with the Securities and Exchange Commission on or before May 1, 2006 (the “Proxy Statement”).

Item 11.	Executive Compensation

The information required by this Item is incorporated by reference from the information in the Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference from the information in the Proxy Statement.

Item 13.	Certain Relationships and Related Transactions

The information required by this Item is incorporated by reference from the information in the Proxy Statement.

Item 14.	Principal Accountant Fees and Services

The information required by this Item is incorporated by reference to the information in the Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

The following documents are being filed as part of this report on Form 10-K:

(a)  Financial Statements

(b)  Exhibits

Exhibit Number	Description of Document

2.1(9)	Agreement and Plan of Merger and Reorganization dated as of October 13, 2005, by and among Embarcadero Technologies, Inc., DSEC Merger Company, SHC Ambeo Acquisition Corp., and Valerie Anderson as Stockholder Representative

3.1(1)	Amended and Restated Certificate of Incorporation (Exhibit 3.2).

3.2(1)	Amended and Restated Bylaws (Exhibit 3.4).

4.1(1)	Specimen Common Stock Certificate.

10.1*(5)	Amended and Restated 1993 Stock Option Plan (amended June 23, 2003 to be effective November 1, 2003).

10.2*(5)	Amended and Restated 2000 Nonemployee Directors Stock Option Plan (as amended through April 17, 2003).

10.3(1)	Form of Indemnification Agreement.

10.4(1)	Office Lease between Metropolitan Life Insurance Company and Embarcadero Technologies, Inc. dated April 23, 1999, as amended.

10.5(1)	Lease Agreement between NewCon Software, Inc. and Embarcadero Technologies, Inc., dated as of August 1, 1999.

10.6(1)	Lease between Wallace J. Getz and Embarcadero Technologies, Inc., dated as of December 6, 1999.

Exhibit Number	Description of Document

10.7*(1)	Employment Offer Letter to Raj P. Sabhlok dated January 24, 2000 (Exhibit 10.8).

10.8*(8)	Employment Agreement by and between Robert Lamvik and Embarcadero Technologies, Inc. dated May 4, 2004.

10.9(2)	Lease Agreement between Burger Investments F.L.P. and Advanced Software Technologies, Inc., dated June 4, 1998 (Exhibit 10.13).

10.10(3)	Lease, dated as of November 15, 2000, between Forty-Five Fremont Associates and Embarcadero Technologies, Inc (Exhibit 10.14).

10.11(6)	Lease Agreement for 100 California Street between WB 100 California and Embarcadero Technologies, Inc., dated April 19, 2004

10.12*(7)	2004 Equity Incentive Plan (Exhibit 99.1)

10.13*(10)	Form of Restricted Stock Agreement (Exhibit 99.1)

10.14*	Employment Offer Letter to Michael Shahbazian dated October 20, 2005

21.1(4)	List of Subsidiaries

23.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm

24.1	Power of Attorney (reference is made to the signature page).

31.1	Certification of Stephen Wong pursuant to rule 13a-14(a) of the Securities Exchange Act of 1934, as amended as adopted pursuant to Section 302 of the Sarbanes-Oxley act of 2002

31.2	Certification of Michael Shahbazian pursuant to rule 13a-14(a) of the Securities Exchange Act of 1934, as amended as adopted pursuant to Section 302 of the Sarbanes-Oxley act of 2002

32	Certification of Stephen Wong and Michael Shahbazian pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement.
(1)	Incorporated by reference to the corresponding or indicated exhibit to Embarcadero’s Registration Statement on Form S-1, as amended (File No. 333-30805) and declared effective on April 19, 2000.
(2)	Incorporated by reference to the corresponding or indicated exhibit to Embarcadero’s Registration Statement on Form S-1 (File No. 333-55730), as filed on February 15, 2001.
(3)	Incorporated by reference to the corresponding or indicated exhibit to Embarcadero’s Annual Report on Form 10-K, as filed on March 20, 2001.
(4)	Incorporated by reference to the corresponding or indicated exhibit to Embarcadero’s Annual Report on Form 10-K, as filed on March 26, 2002.
(5)	Incorporated by reference to the corresponding or indicated exhibit to Embarcadero’s Quarterly Report on Form 10-Q filed August 11, 2003.
(6)	Incorporated by reference to the corresponding or indicated exhibit to Embarcadero’s Quarterly Report on Form 10-Q filed May 10, 2004.
(7)	Incorporated by reference to the corresponding or indicated exhibit to Embarcadero’s Registration Statement on Form S-8 as filed on August 5, 2004.
(8)	Incorporated by reference to the corresponding or indicated exhibit to Embarcadero’s Annual Report on Form 10-K, as filed on April 7, 2005.
(9)	Incorporated by reference to the corresponding or indicated exhibit to Embarcadero’s Current Report on Form 8-K filed October 14, 2005.
(10)	Incorporated by reference to the corresponding or indicated exhibit to Embarcadero’s Registration Statement on Form S-8 as filed on November 14, 2005.

(c)  Financial Statement Schedule

Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in San Francisco, California, on the     th day of March 2006.

EMBARCADERO TECHNOLOGIES, INC.

By:	/S/ MICHAEL SHAHBAZIAN
Michael Shahbazian
Chief Financial Officer

Date: March 14, 2006

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Stephen R. Wong and Michael Shahbazian, and each of them acting individually, as his true and lawful attorneys-in-fact and agents, each with full power of substitution, for him in any and all capacities, to sign any and all amendments to this report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, with full power of each to act alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully for all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or his or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed by the following persons in the capacities and on the dates indicated:

Signature	Title	Date
/s/ STEPHEN R. WONG Stephen R. Wong	Chairman, President and Chief Executive Officer (Principal Executive Officer)	March 14, 2006

/s/ MICHAEL SHAHBAZIAN Michael Shahbazian	Chief Financial Officer	March 14, 2006

/s/ TIMOTHY C.K. CHOU Timothy C.K. Chou	Director	March 14, 2006

/s/ GARY HAROIAN Gary Haroian	Director	March 14, 2006

/s/ FRANK J. POLESTRA Frank J. Polestra	Director	March 14, 2006

/s/ MICHAEL J. ROBERTS Michael J. Roberts	Director	March 14, 2006

/s/ SAMUEL SPADAFORA Samuel Spadafora	Director	March 14, 2006