Form 10-K/A
period 2005-12-31
EMBARCADERO TECHNOLOGIES INC
filed 2006-05-01
CIK 1107112

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

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

Number of shares of Common Stock outstanding at March 31, 2006: 25,870,352.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Explanatory Note

Embarcadero Technologies, Inc. (the “Company”) is filing this Amendment No. 1 to its 2005 Annual Report on Form 10-K, filed with the Commission on March 16, 2006 (the “2005 Form 10-K”), solely for the purposes of providing the information required by Items 10, 11, 12, 13 and 14 of Part III of Form 10-K (the “Part III Information”). The Company intended to incorporate certain of its Part III Information into the 2005 Form 10-K by reference from the Company’s definitive proxy statement pursuant to Form 10-K General Instruction G. However, the Company’s definitive proxy statement will not be filed with the Commission within 120 days after the end of the fiscal year covered by the 2005 Form 10-K. Accordingly, the Part III information provided herein is filed to amend and replace the corresponding Part III Information contained in the 2005 Form 10-K. In addition, Exhibits 31.1, 31.2, and 32 are being updated hereby solely to reflect the inclusion with this amendment of the certifications required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. Section 1350. Unless otherwise expressly stated, this Amendment No. 1 does not reflect events occurring after the filing of the 2005 Form 10-K, or modify or update in any way the disclosures contained in the 2005 Form 10-K.

Part III

Item 10. Directors and Executive Officers of the Registrant

Directors of the Registrant

The current members of our Board of Directors are as set forth below:

Name of Director	Age	Class	Position with the Company	Director Since
Stephen R. Wong	46	III	Chairman, President and Chief Executive Officer	1993
Timothy C.K. Chou(1)(2)	50	I	Director	2000
Frank M. Polestra(1)(3)	80	I	Director	1999
Michael J. Roberts(1)(2)(3)	48	II	Lead Independent Director	2000
Samuel T. Spadafora(2)	63	II	Director	2003
Gary Haroian(1)	54	III	Director	2004

(1)	Current member of the Audit Committee.
(2)	Current member of the Compensation Committee.
(3)	Current member of the Nominating and Corporate Governance Committee.

A brief biography for each of the Company’s Executive Officers and Directors is set forth below.

Stephen R. Wong is one of our co-founders and has served as the Chairman of our Board of Directors since July 1993. From July 1993 until October 1999, Mr. Wong served as our Chief Executive Officer and, since June 2000, Mr. Wong has served as our President and Chief Executive Officer. From May 1985 to May 1990, Mr. Wong served as an associate, and subsequently as a partner, of Montgomery Medical Ventures, a venture capital firm, where he specialized in technology transfer and early stage investments. Mr. Wong holds an A.B. degree from Harvard College and an M.B.A. degree from the Harvard Business School.

Timothy C.K. Chou has served as a member of our Board of Directors since July 2000. He has served as President of Oracle On Demand, a division of Oracle Corporation and a leading application service provider, since November 1999. In addition, Mr. Chou serves on the technical advisory board of Webex, Inc., an online conferencing company, and is a lecturer at Stanford University. From October 1996 through October 1999, Mr. Chou served as Chief Operating Officer of Reasoning, Inc., an information technology services firm. From September 1994 through September 1996, Mr. Chou served as Vice President, Server Products, of Oracle Corporation. Mr. Chou holds M.S. and Ph.D. degrees in Electrical Engineering from the University of Illinois Urbana-Champaign.

Gary Haroian has served as a member of our Board of Directors since July 2004. Mr. Haroian is currently a consultant to emerging technology companies. From April 2000 to October 2002, Mr. Haroian served in various positions at Bowstreet, Inc., a provider of software application tools, including its Chief Financial Officer, Chief Operating Officer and Chief Executive Officer. From 1997 to 2000, Mr. Haroian served as Senior Vice President of Finance and Administration and Chief Financial Officer of Concord Communications, Inc., a network management software company. From 1983 to 1996, Mr. Haroian served in various positions at Stratus Computer, a provider of fault-tolerant computers, including as Chief Financial Officer, President and Chief Operating Officer and as Chief Executive Officer. Prior to his career as a corporate executive, Mr. Haroian was a CPA in a major public accounting firm. He is currently a member of the Board of Directors and chairman of the audit committee of each of Network Engines, Inc., a developer and manufacturer of security and storage appliances, Aspen Technology, Inc., a provider of software and implementation services to process manufacturing companies, Lightbridge Inc., an analytics, decisioning and e-commerce company, and Phase Forward Incorporated, a provider of software for clinical trials and drug safety. Mr. Haroian also serves as a member of the board of directors and chairman of the audit committee of SilverBack Technologies, Inc., a privately-held network and security management software company.

Frank M. Polestra has served as a member of our Board of Directors since November 1999. He has been a partner of Ascent Venture Partners, a venture capital firm, since January 1, 2005. Prior to that, he was the Managing Director of Ascent Venture Partners beginning in March 1999. From 1980 to February 1999, Mr. Polestra served as President of Pioneer Capital Corp., a venture capital firm. Mr. Polestra holds M.S. and Ph.D. degrees in Physical Chemistry from Yale University and a Ph.D. degree in Chemistry from the University of Naples, Italy.

Michael J. Roberts has served as a member of our Board of Directors since March 2000. He was elected Lead Independent Director by the Board in April 2005. He has been Senior Lecturer and Executive Director of Entrepreneurial Studies at the Harvard Business School since June 1997. From 1995 through May 1997, Mr. Roberts served as an independent consultant to new ventures primarily in the health care services, wireless communications, automobile services and restaurant industries. Mr. Roberts is a also member of the boards of directors of three privately held companies: Geode Capital Management, LLC, an investment advisor for institutional clients, Praendex Inc., a management consulting firm and Kingsley Management, LLC, a full service car wash development and management company. Mr. Roberts holds an A.B. degree from Harvard College and M.B.A. and Ph.D. degrees from the Harvard Business School.

Samuel T. Spadafora has served as a member of our Board of Directors since May 2003. He has been the Chairman of the board of directors of Chordiant Software, Inc., a provider of customer relationship management software, since November 1999 and Chief Strategy Officer since November 2003. Mr. Spadafora served as Chief Executive Officer and a director of Chordiant from June 1998 to January 2002. From June 1998 until October 2000, he was also Chordiant’s President. From April 1994 to June 1998, Mr. Spadafora served as Vice President of Worldwide Field Operations for the microelectronic business of Sun Microsystems, Inc., a computer systems and networking company. Mr. Spadafora holds a B.A. degree in Marketing from Eastern Michigan University.

Executive Officers of the Registrant

Our current executive offers are as set forth below:

Name	Age	Position
Stephen R. Wong	46	President, Chief Executive Officer and Chairman of the Board
Raj P. Sabhlok	42	Senior Vice President of Operations
Michael Shahbazian	59	Senior Vice President and Chief Financial Officer
Robert Lamvik	49	Vice President of Worldwide Field Operations

Stephen R. Wong is one of our co-founders and has served as the Chairman of our Board of Directors since July 1993. From July 1993 until October 1999, Mr. Wong served as our Chief Executive Officer and, since June 2000, Mr. Wong has served as our President and Chief Executive Officer. From May 1985 to May 1990, Mr. Wong served as an associate, and subsequently as a partner, of Montgomery Medical Ventures, a venture capital firm, where he specialized in technology transfer and early stage investments. Mr. Wong holds an A.B. degree from Harvard College and an M.B.A. degree from the Harvard Business School.

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

Michael Shahbazian has served as our Senior Vice President and Chief Financial Officer since October 2005. From January 2003 to August 2005, Mr. Shahbazian was Senior Vice President and Chief Financial Officer of Niku Corporation, an information technology management and governance software company. He also served as Chief Financial Officer of the following companies: ANDA Networks, a telecommunications equipment company, from November 2000 to November 2002; Inventa Technologies, a corporate systems integrator, from February 2000 to

November 2000; and Walker Interactive, a provider of client-server/network computing software products, prior to February 2000. Prior to these roles, Mr. Shahbazian spent nearly 20 years with Amdahl Corporation in a variety of senior finance positions. Mr. Shahbazian holds a B.S. degree in Business from California State University, Fresno, and an M.B.A. degree from the University of Southern California.

Robert Lamvik has served as our Vice President of Worldwide Field Operations since February 2004. Mr. Lamvik has over twenty-five years of experience in high technology sales leadership. From November 2003 to May 2004, he served as Director of Strategic Sales at Advanced Micro Devices, a global provider of innovative microprocessor solutions. From October 1995 to June 2003, he served as vice president of America field operations for Sun Microsystems Software Division, a software provider, including iPlanet, Java Enterprise System, and Solaris sales. He has also held management and executive roles at Advanced Micro Devices, the Santa Cruz Operation, and Okidata Corporation. He holds a B.S. degree in Mathematical Sciences from Oregon State University.

Audit Committee and Audit Committee Financial Expert

Timothy C.K. Chou, Gary Haroian (Chairman), Frank M. Polestra and Michael J. Roberts are the current members of the Company’s Audit Committee. The Board has determined that each member of the Audit Committee is “independent” under the current rules of the NASDAQ Stock Market and each of them is able to read and understand fundamental financial statements. The Board has determined that Mr. Haroian qualifies as an “audit committee financial expert” as defined by the rules of the Securities and Exchange Commission. The Audit Committee oversees the accounting and financial reporting processes of the Company and audits of its financial statements. The Audit Committee operates under a written charter adopted and amended by the Board, a copy of which is attached to the Proxy Statement relating to our annual meeting of stockholders held in 2005.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16 of the Exchange Act requires our directors, executive officers and persons who own more than 10% of our common stock to file initial reports of ownership and reports of changes in ownership with the SEC. Such persons are required by SEC regulation to furnish us with copies of all Section 16(a) forms that they file.

Based solely on our review of the copies of such reports furnished to the Company and written representations from the executive officers and directors, we believe that all Section 16(a) filing requirements were met during 2005, except that Michael Shahbazian filed a Form 3 on November 1, 2005, reporting late his initial statement of ownership of our common stock. This report was due within 10 days of Mr. Shahbazian’s election as our Senior Vice President and Chief Financial Officer on October 20, 2005.

Code of Ethics

We have adopted a code of ethics that applies to all officers and employees, including our principal executive officer, principal financial officer and controller. This code of ethics is included as Section 2 of the Company’s Code of Conduct, which may be viewed at our website www.embarcadero.com under the tab entitled “Investor Relations” and “Corporate Governance.”

Item 11. Executive Compensation

The following table sets forth information regarding the compensation for the years ended December 31, 2005, 2004, and 2003 paid by us to our Chief Executive Officer and to our other executive officers who received salary and bonus compensation in 2005 of more than $100,000. These persons are collectively referred to as the “Named Executive Officers.” The compensation table excludes for each listed executive other compensation in the form of perquisites and other personal benefits that did not exceed the lesser of $50,000 or 10% of the total salary and bonus earned by such Named Executive Officer in 2005.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Annual Compensation				Long Term Compensation
	Year	Salary		Bonus	Securities Underlying Options #	Restricted Stock Awards ($)	All Other Compensation
Stephen R. Wong	2005	$60,000		—	—	—	—
Chairman, President and Chief Executive Officer	2004	$60,000		—	—	—	—
	2003	$60,000		—	—	—	—

Raj P. Sabhlok	2005	$221,712		$20,000	100,000	$337,650(1)	—
Senior Vice President of Operations	2004	$200,000		$50,000	50,000	$565,450(2)	—
	2003	$200,000		$50,000	175,000	$781,950(3)	—

Robert Lamvik	2005	$328,287	(4)	—	140,000	—	$56,400(5)
Vice President, Worldwide Field Operations	2004	$198,637	(6)	$20,000	175,000	$211,475(7)	$33,250(5)

(1)	On October 13, 2005, Mr. Sabhlok was granted the right to purchase 50,000 shares of common stock at par value ($0.001) per share subject to the terms and conditions of the Company’s standard restricted stock purchase agreement. The award vests over two years. The value is calculated based on the closing price of our common stock on October 13, 2005 ($6.76), times the number of shares less the aggregate purchase price. As of December 31, 2005, Mr. Sabhlok was deemed to hold a total of 150,000 shares of restricted stock, valued in the aggregate at $1,091,850 based on the closing price of our common stock on December 30, 2005 ($7.28).
(2)	On June 14, 2004, Mr. Sabhlok was granted the right to purchase 50,000 shares of common stock at par value ($0.001) per share subject to the terms and conditions of the Company’s standard restricted stock purchase agreement. The award vests over two years. The value is calculated based on the closing price of our common stock on June 14, 2004 ($11.31), times the number of shares less the aggregate purchase price.
(3)	On December 19, 2003, Mr. Sabhlok was granted the right to purchase 50,000 shares of common stock at par value ($0.001) per share subject to the terms and conditions of the Company’s standard restricted stock purchase agreement. The award vests over two years. The value is calculated based on the closing price of our common stock on December 19, 2003 ($15.64), times the number of shares less the aggregate purchase price.
(4)	Mr. Lamvik’s salary includes $128,286 for commissions earned in 2005.
(5)	Pursuant to Mr. Lamvik’s at-will employment agreement, entered into as of May 2004, he received a $4,000 per month housing allowance until May 2005 and receives a $700 per month car allowance.
(6)	Mr. Lamvik’s salary includes $73,637 for commissions earned in 2004.
(7)	On September 30, 2004, Mr. Lamvik was granted the right to purchase 25,000 shares of common stock at par value ($0.001) per share subject to the terms and conditions of the Company’s standard restricted stock purchase agreement. The award vests over two years. The value is calculated based on the closing price of our common stock on September 30, 2004 ($8.46), times the number of shares less the aggregate purchase price.

Option Grants In 2005

The following table sets forth information with respect to stock options granted during the year ended December 31, 2005 to each of the Named Executive Officers. All options listed below were granted under the Company’s 2004 Equity Incentive Plan. Unless stated otherwise, options granted vest over a four-year period in sixteen equal quarterly installments. The Board retains discretion to modify the terms, including the price, of outstanding options, except that options granted under the 2004 Equity Incentive Plan may not be repriced, replaced, regranted or modified if the effect would be to reduce the option price.

The percentage of options granted is based on an aggregate of 1,401,500 options we granted during the fiscal year ended December 31, 2005. All options listed were granted at an exercise price at least equal to the fair market value of our common stock, based on the closing price of our common stock on the NASDAQ National Market on the date of grant.

The potential realizable value amounts in the last two columns of the following chart represent hypothetical gains that could be achieved for the respective options if exercised and sold at the end of the option term. The assumed 5% and 10% annual rates of stock price appreciation from the date of grant to the end of the option term are provided in accordance with rules of the SEC and do not represent our estimate or projection of the future common stock price. Actual gains, if any, on stock option exercises are dependent on the future performance of the common stock, overall market conditions and the option holder’s continued employment through the vesting period. This table does not take into account any actual appreciation in the price of the common stock from the date of grant to the present.

OPTION GRANTS IN LAST FISCAL YEAR

Name	Individual Grants				Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term
	Number of Securities Underlying Options Granted (#)	Percentage of Total Options Granted to Employees in Fiscal year	Exercise Price Per Share	Expiration Date
					5%	10%
Stephen R. Wong	—	—	—	—	—	—
Raj P. Sabhlok	50,000	3.6%	$6.76	10/13/2012	$137,600	$320,666
Robert Lamvik	100,000	7.1%	$7.15	3/10/2012	$291,077	$678,333
	40,000	2.9%	$6.76	10/13/2012	$110,080	$256,533

Aggregated Option Exercises In Last Fiscal Year and Fiscal Year-End Option Values

The following table sets forth information regarding exercised stock options during the year ended December 31, 2005, and unexercised options held as of December 31, 2005, by each of the Named Executive Officers. All options listed below were granted under our 1993 Stock Option Plan or 2004 Equity Incentive Plan.

AGGREGATED OPTION EXERCISES IN

LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

Name	Shares Acquired on Exercise (#)	Value Realized	Number of Securities Underlying Unexercised Options at Fiscal Year-End		Value of Unexercised In-the-Money Options at Fiscal Year-End (1)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Stephen R. Wong	—	—	1,100,000	—	$7,733,000	—
Raj P. Sabhlok	—	—	420,312	167,188	$1,142,370	$112,329
Robert Lamvik	—	—	82,812	232,188	$2,438	$31,363

(1)	These values have been calculated on the basis of the closing price of our common stock on December 30, 2005 ($7.28), less the applicable exercise price per share, multiplied by the number of shares underlying such options.

Director Compensation

During 2005, non-employee directors received cash compensation of $7,500 for each regular quarterly meeting of the Board attended in person, $2,500 for each regular quarterly meeting of the Board attended by teleconference, and $750 for each meeting of a Board committee attended in person or via telephone. In addition, the Audit Committee Chairperson receives a quarterly retainer of $4,000 and the Compensation and Nominating and Corporate Governance Committee Chairpersons each receive a quarterly retainer of $2,500. Directors are also reimbursed for their reasonable out-of-pocket expenses incurred in connection with their attendance at Board and Board committee meetings.

Pursuant to the Company’s 2000 Non-employee Directors Stock Option Plan (the “Directors Plan”), non-employee directors receive non-discretionary, automatic option grants to purchase 25,000 shares of our common stock upon joining the Board and also receive non-discretionary, automatic option grants to purchase 5,000 shares of our common stock on the date of the first regularly scheduled meeting of the Board on or after the first day of each calendar quarter, as long as the non-employee director was then in office for at least three months. The options vest over three years from the date of the grant in equal quarterly installments and are fully vested on the third anniversary of the option grant. The options have a term of ten years.

In January 2005, Messrs. Chou, Haroian, Polestra, Roberts and Spadafora each received an option to purchase 5,000 shares of our common stock with an exercise price equal to $8.04 per share pursuant to the Directors Plan. In April 2005, Messrs. Chou, Haroian, Polestra, Roberts, and Spadafora each received an option to purchase 5,000 shares of our common stock with an exercise price equal to $5.00 per share pursuant to the Directors Plan. In July 2005, Messrs. Chou, Haroian, Polestra, Roberts and Spadafora each received an option to purchase 5,000 shares of our common stock with an exercise price equal to $5.62 per share pursuant to the Directors Plan. In October 2005, Messrs. Chou, Haroian, Polestra, Roberts and Spadafora each received an option to purchase 5,000 shares of our common stock with an exercise price equal to $6.76 per share pursuant to the Directors Plan.

Employment Agreements and Other Compensation Arrangements

In January 2000, we entered into a letter agreement with Raj P. Sabhlok, who is now our Senior Vice President of Operations. Pursuant to the agreement, Mr. Sabhlok is entitled to six months severance pay and benefits if we terminate his employment without cause.

In May 2004, we entered into an at-will employment agreement with Robert Lamvik, who is now our Vice President of Worldwide Field Operations. Pursuant to the agreement, Mr. Lamvik is entitled to a base salary of $200,000 and is eligible to receive a bonus of up to $125,000. He also receives a car allowance of $700 per month.

In October 2005, we entered into an employment agreement with Michael Shahbazian, our Chief Financial Officer. Mr. Shahbazian’s employment agreement provides for an annual salary of $240,000. Mr. Shahbazian also received inducement grants of an option to purchase 200,000 shares of the Company’s common stock and 100,000 shares of restricted stock. Mr. Shahbazian’s option will vest over four years. One fourth of the total option shares vest upon the successful completion of twelve months of service. The remaining options vest pro rata on a quarterly basis over the next three years. Mr. Shahbazian’s restricted stock vests over three years as follows: 37,500 shares on the first anniversary date, 37,500 shares ratably during year two and 25,000 shares ratably during year three. The stock options and restricted stock will become fully vested in the event of a change in control pursuant to a “double trigger” provision or “termination event,” where Mr. Shahbazian is not the Chief Financial Officer of the surviving public company. Mr. Shahbazian’s employment agreement also provides that he will receive severance payments equal to six months of his base salary and paid COBRA health care insurance coverage, if his employment is terminated within the first twelve months of his employment (other than as a result of a change in control). If the termination occurs after the first 12 months of employment, the Company will continue to pay Mr. Shahbazian’s base salary for a period of 12 months and COBRA health insurance care insurance during such 12 month period. Mr. Shahbazian would also earn a pro rata portion of his annual target bonus up to the date of termination.

Stock Awards

We have granted stock options and restricted stock awards to our directors and executive officers, and we intend to grant additional options and/or awards to our directors and executive officers in the future.

Indemnification Agreements

We have entered into indemnification agreements with our directors and executive officers. Such agreements may require us, among other things, to indemnify our officers and directors, other than for liabilities arising from willful misconduct of a culpable nature, and to advance their expenses incurred as a result of any proceeding against them as to which they could be indemnified.

Compensation Committee Interlocks and Insider Participation

No interlocking relationship exists, or in the past fiscal year has existed, between any member of our compensation committee and any member of any other company’s board of directors or compensation committee.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table provides information as of December 31, 2005 with respect to compensation plans maintained by the Company under which equity securities of the Company are authorized for issuance:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)		(c)
Equity compensation plans approved by security holders	4,204,842		$6.14		632,813	(1)
Equity compensation plans not approved by security holders	643,817	(2)	$11.42	(2)	—
Total	4,848,659		$6.84		632,813

(1)	Consists of shares available for future issuance under our 2004 Equity Incentive Plan and 2000 Non-employee Directors Stock Option Plan. As of December 31, 2005, an aggregate of 557,813 shares of common stock were available for issuance under the 2004 Equity Incentive Plan and 75,000 shares of common stock were available for issuance under the 2000 Non-employee Directors Stock Option Plan.
(2)	Consists of the following:
(a)	200,000 shares issuable upon exercise of employment inducement options granted to Michael Shahbazian as an inducement to cause him to join the Company as its Chief Financial Officer. These options have a term of 7 years with an exercise price equal to the fair market value of the Company’s common stock on the date of the grant. One fourth of the total option shares vest and become exercisable on the one year anniversary of the date of the grant. The remaining option shares vest and become exercisable pro-rata on a quarterly basis over the next 3 years.
(b)	443,817 shares issued under the Company’s amended 1993 Stock Option Plan that was not approved by the Company’s stockholders. In June 2003, the Board amended the Company’s 1993 Stock Option Plan to (i) extend the expiration date from November 1, 2003 to the earlier of November 1, 2004 or the approval by the Company’s stockholders of a new plan, (ii) give the Company the ability to issue restricted stock under the plan and (iii) increase the number of shares authorized for issuance by 1,000,000 shares on each of July 1, 2004, 2005, and 2006, unless the 1993 Stock Option Plan was earlier terminated or superseded by a new plan. These amendments to the 1993 Stock Option Plan were not approved by the stockholders of the Company. In June 2004, the 2004 Equity Incentive Plan was approved by the Company’s stockholders and superseded the 1993 Stock Option Plan. No further grants will be made under the 1993 Stock Option Plan.

The material terms of the Company’s 2004 Equity Incentive Plan, 2000 Non-employee Directors Stock Option Plan and 1993 Stock Option Plan are described, in accordance with the requirements of Statement of Accounting Standards No. 123, in Note 10 to the Company’s financial statements, which are included in the Company’s Annual Report on Form 10-K filed on March 16, 2006.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth the beneficial ownership of our common stock as of March 31, 2006, for:

•	each person who we know beneficially owns more than 5% of our common stock;

•	each of the Named Executive Officers (as defined above);

•	each of our directors;

•	all of our current executive officers and directors as a group.

Percentage of shares owned is based on 25,870,352 shares of common stock outstanding as of March 31, 2006.

Beneficial ownership is calculated based on requirements of the SEC. All shares of common stock subject to options currently exercisable or exercisable within 60 days after March 31, 2006 are deemed to be outstanding for the purpose of computing the percentage of ownership of the person holding such options, but are not deemed to be outstanding for computing the percentage of ownership of any other person.

Unless otherwise indicated below, each stockholder named in the table has sole voting and investment power with respect to all shares beneficially owned, subject to applicable community property laws.

Unless otherwise indicated below, the address of each stockholder named in the table is Embarcadero Technologies, Inc., 100 California Street, 12th Floor, San Francisco, California 94111.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Options Included in Beneficial Ownership	Percentage of Shares Owned
Stephen R. Wong	5,485,000	1,100,000	20.38%
Wentworth, Hauser & Violich, Inc. (1)	2,151,077		8.34%
Luther King Capital Management Corporation (2)	1,730,000		6.70%
Wells Fargo & Company (3)	1,825,141		7.07%
Times Square Capital Management LLC (4)	1,614,200		6.25%
US Bancorp (5)	1,311,915		5.08%
Raj Sabhlok	690,625	465,625	2.63%
Robert Lamvik	127,500	102,500	*
Frank J. Polestra	72,914	62,914	*
Timothy Chou	75,414	75,414	*
Michael J. Roberts	68,123	68,123	*
Samuel T. Spadafora	41,664	41,664	*
Gary E. Haroian	18,749	18,749	*
			*
All directors and executive officers as a group (9 persons)	6,579,989	1,934,989	23.72%

*	Less than 1% of our outstanding common stock
(1)	Wenworth Hauser & Violich, Inc.’s address is 353 Sacramento Street, Suite 600, San Francisco, CA 94111. Beneficial ownership information is based on information reported Schedule 13G filed with the SEC on February 7, 2006 and represents shares held as of December 31, 2005. Wenworth Hauser & Violich, Inc. an investment advisor, reported shared disposition and shared voting power over all shares reported as beneficially owned.
(2)	Luther King Capital Management Corporation’s address is 301 Commerce Street, Suite 1600, Fort Worth, TX, 76102. Beneficial ownership information is based on information reported Schedule 13G filed with the SEC on February 10, 2006 and represents shares held as of December 31, 2005.
(3)	Wells Fargo & Company’s address is 420 Montgomery Street, San Francisco, CA, 94104. Beneficial ownership information is based on information reported Schedule 13G filed with the SEC on March 3, 2006 and represents shares held as of December 31, 2005, by Wells Fargo & Company and certain of its subsidiaries, reported on a consolidated basis. Wells Fargo & Company has reported sole voting power over 1,771,696 shares, sole disposition power over 1,803,841 shares and shared disposition power over 20,000 shares.

(4)	TimesSquare Capital Management, LLC’s address is Four Times Square, 25th Floor, New York, NY, 10036. Beneficial ownership information is based on information reported Schedule 13G filed with the SEC on February 10, 2006 and represents shares held as of December 31, 2005. TimesSquare Capital Management, LLC, an investment advisor, reported sole voting power over 1,398,400 shares and sole disposition power over 1,614,200 shares.
(5)	U.S. Bancorp’s address is 800 Nicollet Mall, Minneapolis, MN, 55402. Beneficial ownership information is based on information reported Schedule 13G filed with the SEC on January 31, 2006 and represents shares held as of December 31, 2005. U.S. Bancorp, an investment advisor, reported sole voting power over 1,288,825 shares and sole disposition power over 1,311,915 shares.

Item 13. Certain Relationships and Related Transactions

Since January 1, 2005, there has not been, nor is there currently proposed, any transaction or series of similar transactions to which the Company was or is to be a party in which the amount involved exceeds $60,000 and in which any current director, executive officer or holder of more than 5% of the Company’s common stock had or will have a direct or indirect interest other than the transactions described below.

Item 14. Principal Accountant Fees and Services

The Audit Committee has appointed PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2006.

The following table shows the fees paid or accrued by the Company for the audit and other services provided by PricewaterhouseCoopers LLP for fiscal 2005 and 2004.

	2005	2004
Audit Fees(1)	$826,930	$1,583,000
Audit-Related Fees(2)	67,000	6,000
Tax Fees(3)	34,880	121,000

Total	$928,810	$1,710,000

(1)	Audit fees represent fees for professional services provided in connection with the audit of the Company’s financial statements and review of the Company’s quarterly financial statement and audit services provided in connection with other statutory or regulatory filings. Audit fees for fiscal year 2005 and 2004 included the audit of management’s report on the effectiveness of the Company’s internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002.
(2)	Audit-related fees consist of assurance and related services that traditionally are performed by the independent accountant and generally are overseen by licensed accountants, such as accounting consultations, employee benefit plan audits, services related to business acquisitions and divestitures and other attestation services.
(3)	For fiscal 2005, tax fees principally included tax compliance fees.

Pursuant to the Company’s Audit Committee Pre-Approval Policy, the Audit Committee pre-approves audit and non-audit services not prohibited by law to be performed by the Company’s independent registered public accounting firm and associated fees. All of the above audit-related services, tax services and other services were approved by the Audit Committee.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in San Francisco, California, on the 1st day of May 2006.

EMBARCADERO TECHNOLOGIES, INC.

By:	/s/ Michael Shahbazian
Michael Shahbazian
Chief Financial Officer

Date: May 1, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K/A has been signed by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

* Stephen R. Wong	Chairman, President and Chief Executive Officer (Principal Executive Officer)	May 1, 2006

/s/ Michael Shahbazian Michael Shahbazian	Chief Financial Officer	May 1, 2006

* Timothy C.K. Chou	Director	May 1, 2006

* Gary Haroian	Director	May 1, 2006

* Frank J. Polestra	Director	May 1, 2006

* Michael J. Roberts	Director	May 1, 2006

* Samuel Spadafora	Director	May 1, 2006

*By:	/s/ Michael Shahbazian
Michael Shahbazian Attorney in Fact

INDEX TO EXHIBITS

Exhibit Number	Description of Document
31.1	Certification of Stephen Wong pursuant to rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Michael Shahbazian pursuant to rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Stephen Wong and Michael Shahbazian pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.