Form 10-Q
period 2006-03-31
EMBARCADERO TECHNOLOGIES INC
filed 2006-05-10
CIK 1107112

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒  Yes    ☐   No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐                         Accelerated filer  ☒                        Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes    ☒  No

The number of shares outstanding of the Registrant’s Common Stock as of May 1, 2006 was 25,869,352.

EMBARCADERO TECHNOLOGIES, INC.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

EMBARCADERO TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	March 31, 2006	December 31, 2005 (1)
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$11,957	$7,943
Short-term investments	52,449	52,026
Trade accounts receivable, net	7,926	9,407
Prepaid expenses and other current assets	1,558	1,863
Deferred income taxes	377	377

Total current assets	74,267	71,616
Property and equipment, net	1,968	2,059
Goodwill	13,953	13,920
Other intangible assets, net	2,795	3,037
Deferred income taxes	2,500	2,500
Other assets, net	24	24

Total assets	$95,507	$93,156

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$387	$817
Accrued liabilities	5,263	5,291
Capital lease obligations	158	161
Deferred revenue	17,146	15,802

Total current liabilities	22,954	22,071
Long-term capital lease obligations	47	87
Long-term deferred revenue	236	180
Long-term restructuring accrual	889	1,061

Total liabilities	24,126	23,399

Commitments and contingencies (Note 10)
Stockholders’ Equity:
Common stock: $0.001 par value	26	26
Treasury stock	(20,664)	(20,664)
Additional paid-in capital	86,260	87,295
Accumulated other comprehensive income	368	333
Deferred stock-based compensation	—	(1,948)
Retained earnings	5,391	4,715

Stockholders’ equity	71,381	69,757

Total liabilities and stockholders’ equity	$95,507	$93,156

(1)	The balance sheet as of December 31, 2005 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

EMBARCADERO TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	March 31,
	2006	2005
Revenues:
License	$6,613	$6,123
Maintenance	7,909	7,056

Total revenues	14,522	13,179
Cost of revenues:
License	137	113
Amortization of acquired technology and capitalized software	199	507
Maintenance	650	558

Total cost of revenues	986	1,178

Gross profit	13,536	12,001
Operating expenses:
Research and development	4,660	3,942
Sales and marketing	6,173	5,748
General and administrative	2,326	2,653

Total operating expenses	13,159	12,343

Income (loss) from operations	377	(342)
Other income, net	439	278
Cumulative effect of change in accounting principle	200	—

Income (loss) before benefit from (provision for) income taxes	1,016	(64)
Benefit from (provision for) income taxes	(340)	23

Net income (loss)	$676	$(41)

Net income per share—basic	$0.03	$0.00

Net income per share—diluted	$0.02	$0.00

Weighted average shares outstanding—basic	25,733	25,982

Weighted average shares outstanding—diluted	27,254	25,982

Non-cash stock-based compensation included in the above expenses:
Cost of revenues	$20	$4
Research and development	237	274
Sales and marketing	278	220
General and administrative	367	179

	$902	$677

The accompanying notes are an integral part of these condensed consolidated financial statements.

EMBARCADERO TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2006	2005
Cash from operating activities:
Net income (loss)	$676	$(41)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	331	452
Provision for doubtful accounts	67	24
Amortization of acquired technology	199	507
Amortization of other intangible assets	42	—
Stock-based compensation	902	667
Cumulative effect of change in accounting principle	(200)	—
Issuance of options in exchange for services	—	10
Changes in operating assets and liabilities:
Trade accounts receivable	1,412	885
Prepaid expenses and other assets	305	(60)
Accounts payable and accrued liabilities	(597)	(56)
Deferred revenue	1,374	978

Net cash provided by operating activities	4,511	3,366

Cash from investing activities:
Purchases of investments	(423)	(100)
Sales and maturities of investments	—	42,485
Purchases of property and equipment	(240)	(56)

Net cash provided by (used in) investing activities	(663)	42,329

Cash from financing activities:
Repurchase of common stock	—	(79)
Payments of principal under capital lease obligation	(43)	(40)
Proceeds from exercise of stock options	210	73

Net cash provided by (used in) financing activities	167	(46)

Effect of exchange rate changes on cash and cash equivalents	(1)	(29)
Net increase in cash and cash equivalents	4,014	45,620
Cash and cash equivalents at beginning of period	7,943	7,422

Cash and cash equivalents at end of period	$11,957	$53,042

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

The accompanying unaudited condensed consolidated financial statements reflect all adjustments, which, in the opinion of the Company, are necessary for a fair statement of the results for the interim periods presented. All such adjustments are normal recurring adjustments. These financial statements have been prepared in accordance with generally accepted accounting principles related to interim financial statements and the applicable rules of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The balance sheet at December 31, 2005, was derived from the audited financial statements, but it does not include all disclosures required by accounting principles generally accepted in the United States of America for complete financial statements.

The financial statements and related disclosures have been prepared with the presumption that users of the interim financial information have read or have access to the audited financial statements for the preceding fiscal year. Accordingly, these financial statements should be read in conjunction with the audited financial statements and the related notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with Securities and Exchange Commission on March 16, 2006.

Operating results for the three months ended March 31, 2006, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2006 or for any future period. Further, the preparation of condensed consolidated financial statements requires management to make estimates and assumptions that affect the recorded amounts reported therein. A change in facts or circumstances surrounding the estimates could result in a change to the estimates and impact future operating results.

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES

Stock-Based Compensation

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment (“SFAS 123(R)”). SFAS 123(R) supersedes the Company’s previous accounting under Accounting Principles Board Opinion No. 25, Accounting for Stock issued to Employees (“APB 25”), for periods beginning in fiscal 2006. Under APB 25, the Company accounted for stock options under the intrinsic value method. Accordingly, the Company did not recognize expense related to employee stock options because the exercise price of such options equaled the fair value of the underlying stock on the grant date. The Company previously disclosed the fair value of its stock options under the provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation (“SFAS 123”). The non-cash stock-based compensation recognized under APB 25 related to fair value of restricted stock awards determined based on the number of shares granted and the quoted price of our common stock.

On January 1, 2006, we adopted SFAS 123(R) using the modified prospective method, which requires measurement of compensation cost for all stock-based awards at fair value on date of grant and recognition of compensation over the service period for awards expected to vest. The fair value of restricted stock is determined based on the number of shares granted and the quoted price of our common stock, and the fair value of stock options is determined using the Black-Scholes valuation model, which is consistent with our valuation techniques previously utilized for options in footnote disclosures required under

SFAS 123, Accounting for Stock Based Compensation, as amended by SFAS 148, Accounting for Stock-Based Compensation — Transition and Disclosure. Such value is recognized as expense over the service period, net of estimated forfeitures, using the straight-line method under SFAS 123(R) for new grants post adoption and accelerated method for grants made prior to January 1, 2006. The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. We consider many factors when estimating expected forfeitures, including types of awards, employee class, and historical experience. Actual results, and future changes in estimates, may differ substantially from our current estimates.

The Company’s condensed consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R).

The adoption of SFAS 123(R) resulted in a cumulative benefit from accounting change of $200,000 in the three months ended March 31, 2006, which reflects the net cumulative impact of estimating future forfeitures related to stock grants previously expensed in the income statement under APB 25, in the determination of period expense, rather than recording forfeitures when they occur as previously permitted.

Under SFAS 123(R), the Company recognized $467,000, net of taxes, of compensation expense related to stock options and employee stock purchases in the three months ended March 31, 2006. The following table summarizes stock-based compensation expense related to employee stock options and employee stock purchases under SFAS 123(R) for the three months ended March 31, 2006, which was allocated as follows (in thousands, except per share amounts):

Three Months Ended March 31, 2006 (unaudited)
Stock-based compensation expense included in:
Cost of revenues	$20
Research and development	237
Sales and marketing	278
General and administrative	367

Stock-based compensation expense included in operating earnings	$902
Cumulative effect of change in accounting principle	(200)

Stock-based compensation expense included in total income	702
Tax benefit	(235)

Stock-based compensation expense, net of tax	$467

Decrease in Basic earnings per share	$0.02

Decrease in Diluted earnings per share	$0.02

The table below reflects net earnings and diluted net earnings per share for the three months ended March 31, 2006 compared with the pro forma information assuming application of SFAS 123 for the three months ended March 31, 2005 as follows (in thousands except per share amounts):

	Three Months Ended March 31,
	2006	2005
	(unaudited)
Income (loss):
Net loss – as reported for the prior period (1)	N/A	$(41)
Stock-based compensation expense included in net loss, net of tax	—	409
Stock-based compensation expense, net of tax	$(467)	(929)

Net loss, including the effect of stock-based compensation expense	$(467)	$(561)

Basic earnings per share:
As reported for the prior period (1)	N/A	$0.00

Including the effect of stock-based compensation expense	$0.03	$(0.02)

Diluted earnings per share:
As reported for the prior period (1)	N/A	0.00

Including the effect of stock-based compensation expense	$0.02	$(0.02)

(1)	Net loss and net loss per share prior to fiscal 2006 did not include stock-based compensation expense for employee stock options and employee stock purchases under SFAS 123 because the Company did not adopt the recognition provisions of SFAS 123 until January 1, 2006.

Upon adoption of SFAS 123(R), the Company continued to calculate the value of each employee stock option, estimated on the date of grant, using the Black-Scholes model in accordance with SFAS 123(R). The weighted-average estimated value of employee stock options granted during the three months ended March 31, 2006 and March 31, 2005 was $3.32 per share and $3.35 per share, respectively using the following weighted-average assumptions:

	Three Months Ended March 31,
	2006	2005
Risk-free interest rate	4.47%	3.94%
Expected life	4 years	3 years
Expected dividends	0	0
Volatility	55%	70%

The risk-free interest rate assumption is based upon the average daily closing rates during the quarter for U.S. treasury notes that have a life which approximates the expected life of the option. The expected life of employee stock options represents the weighted-average period the stock options are expected to remain outstanding. These expected life assumptions are established through the review of annual historical employee exercise behavior of option grants with similar vesting periods. Beginning in the first quarter of 2006, the Company began using an estimated forfeiture rate of 27% for stock options and 20% for stock awards based on historical data. Prior to 2006, the Company used the actual forfeiture method allowed under SFAS 123, which assumed that all options would vest and pro forma expense was adjusted when options were forfeited prior to the vesting dates.

SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company has no history or expectation of paying dividends on its common stock.

The Company used blended volatility rate using a combination of historical stock price volatility and market-implied volatility as the expected volatility assumption required in the Black-Scholes model, consistent with SFAS 123(R) and Staff Accounting Bulletin No. 107. Prior to the first quarter of fiscal 2006, the Company used historical stock price volatility in accordance with SFAS 123 for purposes of its pro forma information. The selection of the blended volatility using a combination of historical stock price and market-implied volatility was based upon the availability of actively traded options on the Company’s stock and the Company’s assessment that implied volatility is also representative of future stock price especially when combined with historical trends in volatility.

Recent Accounting Pronouncements

In March 2005, the SEC staff issued guidance on SFAS 123(R). Staff Accounting Bulletin No. 107 (“SAB 107”) was issued to assist preparers by simplifying some of the implementation challenges of SFAS 123(R) while enhancing the information that investors receive. SAB 107 creates a framework that is premised on two overarching themes: (a) considerable judgment will be required by preparers to successfully implement SFAS 123(R), specifically when valuing employee stock options; and (b) reasonable individuals, acting in good faith, may conclude differently on the fair value of employee stock options. Key topics covered by SAB 107 include: (a) valuation models – SAB 107 reinforces the flexibility allowed by SFAS 123(R) to choose an option-pricing model that meets the standard’s fair value measurement objective; (b) expected volatility – SAB 107 provides guidance on when it would be appropriate to rely exclusively on either historical or implied volatility in estimating expected volatility; and (c) expected term – the new guidance includes examples and some simplified approaches to determining the expected term under certain circumstances. The Company applied the principles of SAB 107 in conjunction with its adoption of SFAS 123(R) in January 1, 2006.

The adoption of SFAS 123(R) resulted in a cumulative benefit from accounting change of $200,000 in the three months ended March 31, 2006, which reflects the net cumulative impact of estimating future forfeitures related to stock grants previously expensed in the income statement under APB 25, in the determination of period expense, rather than recording forfeitures when they occur as previously permitted.

Prior to the adoption of SFAS 123(R), cash retained as a result of tax deductions relating to stock-based compensation was presented in our consolidated statements of cash flows as operating cash flows, along with other tax cash flows, in accordance with the provisions of Emerging Issues Task Force (EITF) No. 00-15, Classification in the Statement of Cash Flows of the Income Tax Benefit Received by a Company upon Exercise of a Nonqualified Employee Stock Option. SFAS 123(R) supersedes EITF 00-15, amends SFAS 95, Statement of Cash Flows, and requires tax benefits relating to excess stock-based compensation deductions to be prospectively presented in our consolidated statements of cash flows as financing cash flows.

In November 2005, the FASB issued Staff Position (“FSP”) FAS123(R)-3, Transition Election to Accounting for the Tax Effects of Share-Based Payment Awards. This FSP requires an entity to follow either the transition guidance for the additional-paid-in-capital pool as prescribed in SFAS No. 123(R), Share-Based Payment, or the alternative transition method as described in the FSP. An entity that adopts SFAS No. 123(R) using the modified prospective application may make a one-time election to adopt the transition method described in this FSP. An entity may take up to one year from the later of its initial adoption of SFAS No. 123(R) or the effective date of this FSP to evaluate its available transition alternatives and make its one-time election. This FSP became effective in November 2005. We continue to evaluate the impact that the adoption of this FSP could have on our financial statements.

In November 2005, the FASB issued FSP FAS115-1/124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, which addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. This FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in this FSP amends FASB Statements No. 115, Accounting for Certain Investments in Debt and Equity Securities, and No. 124, Accounting for Certain Investments Held by Not-for-Profit Organizations, and APB Opinion No. 18, The Equity Method of Accounting for

Investments in Common Stock. We adopted this FSP during the three months ended March 31, 2006 and it did not have a material impact on our financial statements.

In March 2005, the FASB issued FIN 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143” (“FIN 47”), which requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. FIN 47 is effective for fiscal years ending after December 15, 2005. We adopted FIN 47 during the three months ended March 31, 2006 and it did not have a material impact on our financial statements.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”) which replaces Accounting Principles Board Opinions No. 20 “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements—An Amendment of APB Opinion No. 28.” SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and is required to be adopted by the Company in the first quarter of fiscal 2006. The Company’s adoption of SFAS 154 did not have a material impact on its consolidated results of operations and financial condition.

NOTE 3—OTHER COMPREHENSIVE INCOME (LOSS)

Other comprehensive income (loss) consists of unrealized gain (loss) on available-for-sale investments and foreign currency translation adjustments during the period.

The components of other comprehensive income are as follows (in thousands):

	Three Months Ended March 31,
	2006	2005
	(unaudited)
Net income (loss)	$676	$(41)
Unrealized loss on available-for-sale investments	—	(3)
Foreign currency translation adjustments	35	(148)

Other Comprehensive income (loss)	$711	$(192)

NOTE 4—EARNINGS PER SHARE

Basic net income per share excludes the effect of the potentially dilutive securities and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted net income per share reflects the potential dilution of securities by adding dilutive common stock options and shares subject to repurchase to the weighted average number of common shares outstanding for the period. Diluted net loss per share is the same as basic net loss per share because the calculation of diluted net loss per share excludes potential dilutive shares of common stock since their effect is anti-dilutive. Potentially dilutive shares of common stock consist of unvested restricted common stock and shares of common stock issuable upon the exercise of outstanding stock options.

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net income per share is as follows (in thousands, except per share data):

	Three Months Ended March 31,
	2006	2005
	(unaudited)
Calculation of basic net income per share:
Net income (loss)	$676	$(41)

Weighted average common shares outstanding-basic	25,733	25,982

Net income per share	$0.03	$0.00

Calculation of diluted net income:
Net income (loss)	$676	$(41)

Weighted average shares of common stock outstanding	25,733	25,982
Add: Dilutive securities – common stock options	1,521	—

Weighted average common shares outstanding and potentially dilutive common shares	27,254	25,982

Net income per share	$0.02	$0.00

Anti-dilutive common stock options and non-vested restricted common stock, not included in net income per share	1,954	1,674

NOTE 5—ACCOUNTING FOR GOODWILL

The Company’s goodwill balance as of March 31, 2006 is $14.0 million compared to $13.9 million as of December 31, 2005. The change was due to foreign currency translation. The Company performed its goodwill impairment test in September 2005 and determined that there had been no impairment to its goodwill. There can be no assurance, however, that a material impairment charge will not be recorded in the future.

NOTE 6—CAPITALIZED SOFTWARE DEVELOPMENT COSTS

The Company accounts for certain software development costs, including purchased software, in accordance with SFAS No. 86, “Accounting for Costs of Computer Software to be Sold, Leased or Otherwise Marketed.” In both the three months ended March 31, 2006 and 2005, the Company did not capitalize any additional software costs. Capitalized software is typically amortized over a period of 36 months. The remaining lives of the capitalized software at March 31, 2006 are between 21 months and 34 months. The capitalized software development costs are as follows (in thousands):

	As of March 31, 2006 (unaudited)			As of December 31, 2005
	Gross Amortization Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Amortization Carrying Amount	Accumulated Amortization	Net Carrying Amount
Capitalized software	$8,546	$6,521	$2,025	$8,546	$6,321	$2,225

The net capitalized software costs are included in long-term “Other intangible assets, net” on the Company’s balance sheet.

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

A summary of the restructuring accrual is as follows (in thousands):

	Facility Leases, Net of Sublease Income	Other Restructuring Expenses	Total
Balance as of December 31, 2005	$1,692	$4	$1,696
Net cash payments during the three months ended March 31, 2006	(185)	—	(185)

Balance as of March 31, 2006	$1,507	$4	$1,511

As of March 31, 2006, approximately $889,000 of the restructuring accrual is recorded as long-term liabilities.

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

	Number of Shares (in thousands)	Cost of Repurchase (in thousands)	Average Cost
Initial repurchase program authorized in September 2001	1,000
Increase in repurchase program authorized in July 2002	1,230
Increase in repurchase program authorized in July 2004	1,000
Increase in repurchase program authorized in October 2004	1,000

Total authorized for repurchase	4,230

Shares repurchased in 2001	219	$1,781	$8.13
Shares repurchased in 2002	712	3,335	4.68
Shares repurchased in 2003	231	1,171	5.07
Shares repurchased in 2004	1,519	11,182	7.36
Shares repurchased in 2005	554	3,195	5.76
Shares repurchased in 2006	—	—	—

Total shares repurchased	3,235	$20,664	$6.39

Remaining shares available for repurchase at March 31, 2006	995

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

Revenues and long-lived assets by geographic regions are as follows (in thousands):

	Three Months Ended March 31,
	2006	2005
	(unaudited)
Revenues:
North America (1)	$11,772	$10,886
United Kingdom	781	774
Other	1,969	1,519

Total	$14,522	$13,179

(1)	Includes gross revenues related to Canada of $669 and $598 for the three months ended March 31, 2006 and 2005, respectively.

Long-lived assets by geographic regions are as follows (in thousands):

	As of March 31, 2006 (unaudited)	As of December 31, 2005
Long lived assets:
North America (2)	$1,850	$1,925
United Kingdom	100	118
Australia	18	16

Total	$1,968	$2,059

(2)	Includes long lived assets related to Canada of $196 and $229 as of March 31, 2006 and December 31, 2005, respectively.

NOTE 10—COMMITMENTS AND CONTINGENCIES

Bank Credit Facility

A financial institution issued an irrevocable standby letter of credit for approximately $120,000 in relation to a real estate lease agreement executed in April 2004. The standby letter of credit will expire on June 1, 2006.

Leases

The Company leases office space and equipment under non-cancelable operating lease agreements that expire at various dates through 2010. The Company recognizes rent expense on a straight-line basis over the lease period and has accrued for rent expense incurred but not paid. Some of the lease agreements have renewal options ranging from one to five years. In April 2004, the Company announced a restructuring plan. As a part of that plan, the Company entered into a new five-year lease commitment and subleased the remainder of its long-term San Francisco office leases. The lease and subleases were executed in April 2004. The subleases will expire in July 2008. The Company’s net contractual sublease income over the remaining duration of the subleases is $627,000 receivable as follows: $201,000 in year 2006 and $269,000 in 2007 and $157,000 in 2008.

The Company entered into a three-year capital lease agreement in September 2004, for approximately $499,000 to finance the acquisition of certain furniture and fixtures and computer equipment. The capital lease agreement bears an interest rate of 6.1% per annum and has a $1 buyout option at its expiration in September 2007.

Gross lease payment obligations under the non-cancelable operating and capital lease are as follows (in thousands):

	Capital Lease	Operating Leases	Bank Letter of Credit	Total
2006	$136	$1,286	$120	$1,542
2007	76	1,376	—	1,452
2008	—	882	—	882
2009	—	483	—	483
2010	—	165	—	165
2011	—	21	—	21

Total minimum payments	$212	$4,213	$120	$4,545

Less: amount representing interest	(7)

Present value of net minimum lease payments	$205

Contingencies

There are no known material legal proceedings. However, the Company may, from time to time, become a party to legal proceedings arising in the normal course of business. The Company may also be indirectly affected by administrative or court proceedings or actions in which the Company is not involved but which have general applicability to the software industry.

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes included in this Form 10-Q, and with our management’s discussion and analysis included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, filed on March 16, 2006.

This report contains forward-looking statements within the meaning of the federal securities laws that relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “intend,” “potential” or “continue” or the negative of these terms or other comparable terminology. Such statements are only predictions. Risks and uncertainties and the occurrence of other events could cause actual results to differ materially from these predictions. The factors discussed below in Part II. Item 1A. Risk Factors should be considered carefully in evaluating Embarcadero and its business. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, we assume no responsibility for the accuracy and completeness of these statements. We are under no duty to update any of the forward-looking statements after the date of this report or to conform these statements to actual results.

Overview

Embarcadero Technologies, Inc. is a leading provider of strategic data management solutions that help companies to improve the availability, integrity, accessibility, and security of corporate data. We earn revenues from the worldwide sale of these software solutions and related maintenance and support services to corporations, government agencies, educational institutions, and other entities. Information technology (IT) budgets, as well as macroeconomic conditions, affect demand for our products. In addition, our sales are impacted by competitive conditions, market acceptance of our product offerings, and our ability to execute our sales plans successfully. We have historically derived a significant percentage of our revenues from our DBArtisan product line, 40% in fiscal 2004 and 39% in fiscal 2005. For the three months ended March 31, 2006, DBArtisan and DBArtisan add-on products accounted for more than 32% of our license revenues. This product line is expected to continue to account for a significant portion of our net revenues for the foreseeable future. As a result of this revenue concentration, our business could be harmed by a decline in demand for this product or its related product line.

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

In 2001, 2002, and the first half of 2003, global economic conditions had a negative impact on IT spending and affected sales of our products. In the second half of 2003 and in 2004, there were improvements in the fundamentals of our market and broader acceptance of our core and new products. In 2005, with the improvement in enterprise and commercial sales in North America, coupled with higher closure rates internationally, we saw a year over year growth in total revenues. In the first quarter of 2006, despite an unexpected slowdown in closure rates of sales transactions in Europe and the shortfall from our domestic telesales operations, our total revenues were $14.5 million for the three months ended March 31, 2006 as compared to $13.2 million for three months ended March 31, 2005.

Most of our operating expenses are related to personnel and related overhead costs, facilities, outside research and development contractors, and legal and other professional service costs. The operating expenditures for the three months ended March 31, 2006 and 2005 were $13.2 million and $12.3 million, respectively. Included in the operating expenses for the three months ended March 31, 2006 and 2005 are charges of $902,000 and $677,000, respectively, for non-cash stock-based compensation.

Our cash flow from operations was approximately $4.5 million and $3.4 million for the three months ended March 31, 2006 and 2005, respectively. Cash and cash equivalents and short-term investments were $64.4 million at March 31, 2006.

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

We believe there have been no significant changes during the three months ended March 31, 2006 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, filed with Securities and Exchange Commission on March 16, 2006.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentage relationship of certain items from the Company’s condensed consolidated statements of operations to total revenues:

	Three months ended March 31,
	2006	2005
	(unaudited)
Revenues:
License	45.5%	46.5%
Maintenance	54.5	53.5

Total revenues	100.0	100.0
Cost of revenues:
License	0.9	0.9
Amortization of acquired technology and capitalized software	1.4	3.8
Maintenance	4.5	4.2

Total cost of revenues	6.8	8.9

Gross profit	93.2	91.1

Operating expenses:
Research and development	32.1	29.9
Sales and marketing	42.5	43.6
General and administrative	16.0	20.2

Total operating expenses	90.6	93.7

Income (loss) from operations	2.6	(2.6)
Other income, net	3.0	2.1
Cumulative effect of change in accounting principle	1.4	—

Income before benefit from (provision for) income taxes	7.0	(0.5)
Benefit from (provision for) income taxes	(2.3)	0.2

Net income (loss)	4.7%	(0.3)%

Revenues:

	Three months ended March 31,
	2006	2005	Percent change
	(in thousands)
	(unaudited)
Revenues:
License	$6,613	$6,123	8.0%
Maintenance	7,909	7,056	12.1

Total revenues	$14,522	$13,179	10.2%

Total Revenues. Total revenues were $14.5 million for the three months ended March 31, 2006, an increase of 10.2% over the $13.2 million reported for the comparable period in 2005. In 2005, the first quarter revenue was unusually low due to personnel changes in our U.K. subsidiary as a result of our Audit Committee internal investigation. In 2006, the Company had significant increases in maintenance revenue as license revenues in the second half of 2005 increased from prior year and the majority of customers renewed their existing maintenance agreements.

License. License revenues were $6.6 million and $6.1 million for the three months ended March 31, 2006 and 2005, respectively, representing an 8.0% increase. The increase in license revenues was primarily attributable to improved results domestically and internationally in the first quarter of 2006 compared to the same quarter in 2005. Future license revenues cannot be predicted and will vary based on IT spending, competitive conditions, varying revenue contribution from our international operations, and changes in the sales closure rates in North America.

Maintenance. Maintenance revenues were $7.9 million for the three months ended March 31, 2006, representing a 12.1% increase over the $7.1 million reported for the comparable period in 2005. Maintenance revenues vary with license revenue growth and maintenance renewal rates. Maintenance revenues increased primarily due to the consistent maintenance renewal rates among our customer base. We expect that maintenance revenue will remain consistent as a percentage of revenues or decline slightly as a percentage of total revenues, if license revenues increase.

Cost of Revenues

	Three months ended March 31,
	2006	2005	Percent change
	(in thousands)
	(unaudited)
Cost of revenues
License	$137	$113	21.2%
Amortization of acquired technology and capitalized software	199	507	(60.7)
Maintenance	650	558	16.5

	$986	$1,178	(16.3)%

License. Cost of license revenues consists primarily of original equipment manufacturers (OEM) royalties, credit card processing fees and product media and packaging. Cost of license revenues was $137,000 for the three months ended March 31, 2006, as compared to $113,000 for the comparable period in 2005. The increase is due to increased royalty fees in 2006.

Amortization of acquired technology and capitalized software. This amortization expense relates to licensed technologies acquired from third parties that were deemed to have reached technological feasibility at the date of acquisition and therefore capitalized as well as capitalized internal development costs for software that have reached technological feasibility. The amortization of acquired technology and capitalized software was $199,000 and $507,000 for the three months ended March 31, 2006 and 2005, respectively. In the second quarter of 2005, certain of our intangible assets became fully amortized, thus resulting in a decrease in amortization expense which continued into the first quarter of 2006. We expect amortization expense at this decreased level to continue into 2007.

Maintenance. Cost of maintenance revenues primarily consists of customer support personnel and related expenses, including payroll, employee benefits and allocated overhead. Cost of maintenance revenues was $650,000 for the three months ended March 31, 2006 as compared to $558,000 for the comparable period in 2005. The increase in the first quarter of 2006 is due to higher temporary personnel costs and higher travel costs as well as higher stock-based compensation expense resulting from our adoption of SFAS 123(R). We expect to hire additional support personnel to support our expanding product line and customer base, and that the cost of maintenance revenues may increase in the future.

Operating Expenses

	Three months ended March 31,
	2006	2005	Percent change
	(in thousands)
	(unaudited)
Operating expenses:
Research and development, excluding stock-based compensation	$4,660	$3,942	18.2%
Sales and marketing, excluding stock-based compensation	6,173	5,748	7.4
General and administrative, excluding stock-based compensation	2,326	2,653	(12.3)

Total operating expenses	$13,159	$12,343	6.6%

Research and Development. Research and development expenses primarily consist of personnel and related expenses, including payroll and employee benefits, allocated overhead, and non-cash stock-based compensation, as well as expenses related to third-party development services. Research and development expenses were $4.7 million for the three months ended March 31, 2006 and $3.9 million for the comparable period in 2005. The increase was primarily due to an increase in wages and other employee related costs. Additionally, we incurred higher third-party development costs in the first quarter of 2006. We anticipate that we will continue to invest resources into research and development activities in order to develop new products, advance the technology relating to our existing products and to develop new business opportunities.

Sales and Marketing. Sales and marketing expenses consist primarily of personnel and related expenses, commissions earned by sales personnel, non-cash stock-based compensation, trade shows, travel and other marketing communication costs, including advertising and other marketing programs. Sales and marketing expenses were $6.2 million for the three months ended March 31, 2006 and $5.7 million for the comparable period in 2005. The increase was mainly due to the establishment of our enterprise and commercial sales force, which resulted in higher wages and related costs, higher commission compensation, higher stock-based compensation expense and sales related travel and entertainment expenses. The marketing personnel related costs were also higher in the first three months in 2006 compared to comparable period in 2005. We anticipate that we will continue to selectively increase staff in our sales organization and to create marketing programs to support our product initiatives.

General and Administrative. General and administrative expenses primarily consist of personnel and related expenses, general operating expenses and non-cash stock-based compensation. General and administrative expenses were $2.3 million for the three months ended March 31, 2006 and were $2.7 million for the comparable period in 2005. The decrease was mainly due to decreases in legal, accounting and consulting fees associated with the compliance requirements of Sarbanes-Oxley Act, the Audit Committee investigation and restatement of our financial statements in 2005. The decrease is partially offset by increases in salaries and wages in our U.K. office and the U.S. headquarters and increases in stock-based compensation expense. We expect general and administrative costs to increase slightly from the quarter ended March 31, 2006 as we continue to invest in our systems and business infrastructure.

Other Income, net. Other income, net, consists primarily of interest income and was $439,000 and $278,000 for the three months ended March 31, 2006 and 2005, respectively. The increase was due to an increase in the average balance of the cash balance throughout the periods and a corresponding increase in interest rates.

Provision for Income Taxes. Under SFAS No. 109, Accounting for Income Taxes (“SFAS No. 109”), deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse. SFAS No. 109 provides for the recognition of deferred tax assets if realization of such assets is more likely than not. The provision for income taxes was $340,000 and benefit from income taxes was $23,000 for the three months ended March 31, 2006 and 2005, respectively. The estimated effective tax rate provision rates for the three months ended March 31, 2006 and 2005 was 33.5% and 36%, respectively. The effective tax rate for the three month period was lower in 2006 primarily due to the tax benefit from an increase in tax-exempt interest.

We had net deferred tax assets totaling $2.9 million as of March 31, 2006 and December 31, 2005. We believe that these net assets will be realizable in the future. As of December 31, 2005, we had federal and state net operating loss carry forwards (“NOLs”) of approximately $4.9 million and $7.2 million, respectively. These NOLs can be carried forward to offset future taxable income, if any. The federal and state NOLs expire in 2006 through 2020, if not utilized. As of December 31, 2005, we had federal, state and foreign research and development credits of approximately $1.5 million, $75,000 and $769,000, respectively. The federal credits expire in 2020 through 2025. The state credits and foreign credits do not expire. Pursuant to the provisions of Internal Revenue Code Sec. 382, the amount of benefits from NOLs and credits available annually to the Company may be limited.

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

We are currently under Internal Revenue Service (the “IRS”) audit of our United States federal income tax returns for the fiscal year ended 2003 and 2004. As of March 31, 2006, the IRS had issued only one proposed adjustment for $88,000, for which we have already provided a reserve. However, the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations. If the IRS audit results in assessment of additional taxes due, there exists the possibility of a material adverse impact on the results of operations for the period in which the matter is ultimately resolved or an unfavorable outcome becomes probable and reasonably estimable.

RECENT ACCOUNTING PRONOUNCEMENTS

In March 2005, the SEC staff issued guidance on SFAS 123(R). Staff Accounting Bulletin No. 107 (“SAB 107”) was issued to assist preparers by simplifying some of the implementation challenges of SFAS 123(R) while enhancing the information that investors receive. SAB 107 creates a framework that is premised on two overarching themes: (a) considerable judgment will be required by preparers to successfully implement SFAS 123(R), specifically when valuing employee stock options; and (b) reasonable individuals, acting in good faith, may conclude differently on the fair value of employee stock options. Key topics covered by SAB 107 include: (a) valuation models – SAB 107 reinforces the flexibility allowed by SFAS 123(R) to choose an option-pricing model that meets the standard’s fair value measurement objective; (b) expected volatility – SAB 107 provides guidance on when it would be appropriate to rely exclusively on either historical or implied volatility in estimating expected volatility; and (c) expected term – the new guidance includes examples and some simplified approaches to determining the expected term under certain circumstances. The Company applied the principles of SAB 107 in conjunction with its adoption of SFAS 123(R) on January 1, 2006.

The adoption of SFAS 123(R) resulted in a cumulative benefit from accounting change of $200,000 in the first quarter of 2006, which reflects the net cumulative impact of estimating future forfeitures in the determination of period expense, rather than recording forfeitures when they occur as previously permitted.

Prior to the adoption of SFAS 123(R), cash retained as a result of tax deductions relating to stock-based compensation was presented in our consolidated statements of cash flows as operating cash flows, along with other tax cash flows, in accordance with the provisions of Emerging Issues Task Force (EITF) No. 00-15, Classification in the Statement of Cash Flows of the Income Tax Benefit Received by a Company upon Exercise of a Nonqualified Employee Stock Option. SFAS 123(R) supersedes EITF 00-15, amends SFAS 95, Statement of Cash Flows, and requires tax benefits relating to excess stock-based compensation deductions to be prospectively presented in our consolidated statements of cash flows as financing cash flows.

In November 2005, the FASB issued Staff Position (“FSP”) FAS123(R)-3, Transition Election to Accounting for the Tax Effects of Share-Based Payment Awards. This FSP requires an entity to follow either the transition guidance for the additional-paid-in-capital pool as prescribed in SFAS No. 123(R), Share-Based Payment, or the alternative transition method as described in the FSP. An entity that adopts SFAS No. 123(R) using the modified prospective application may make a one-time election to adopt the transition method described in this FSP. An entity may take up to one year from the later of its initial adoption of SFAS No. 123(R) or the effective date of this FSP to evaluate its available transition alternatives and make its one-time election. This FSP became effective in November 2005. We continue to evaluate the impact that the adoption of this FSP could have on our financial statements.

In November 2005, the FASB issued FSP FAS115-1/124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, which addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. This FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in this FSP amends FASB Statements No. 115, Accounting for Certain Investments in Debt and Equity Securities, and No. 124, Accounting for Certain Investments Held by Not-for-Profit Organizations, and APB Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock. We adopted this FSP during the three months ended March 31, 2006 and it did not have a material impact on our financial statements.

In March 2005, the FASB issued FIN 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143” (“FIN 47”), which requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. FIN 47 is effective for fiscal years ending after December 15, 2005. We adopted FIN 47 during the three months ended March 31, 2006 and it did not have a material impact on our financial statements.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”) which replaces Accounting Principles Board Opinions No. 20 “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements—An Amendment of APB Opinion No. 28.” SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and is required to be adopted by the Company in the first quarter of fiscal 2006. The Company’s adoption of SFAS 154 did not have a material impact on its consolidated results of operations and financial condition.

LIQUIDITY AND CAPITAL RESOURCES

We have funded our business to date from cash generated by our operations and financings. In April 2000, we completed our initial public offering of common stock, generating net proceeds to us of approximately $43.0 million. As of March 31, 2006, we had cash, cash equivalents and short-term investments of $64.4 million.

Operating Activities

The table below aggregates certain line items from the cash flow statement to present the key items affecting our operating activities (in thousands):

	Three months ended March 31,
	2006	2005
	(unaudited)
Net income (loss)	$676	$(41)
Non-cash adjustments	1,341	1,660
Increase in operating assets	1,717	825
Increase in operating liabilities	777	922

Net cash provided by operating activities	$4,511	$3,366

Our primary source of operating cash flows is the collection of accounts receivable from our customers. We measure the effectiveness of our collection efforts by various indicators, including an analysis of average accounts receivable daily sales outstanding (DSO). Our DSO for the three months ended March 31, 2006 and 2005 were 49 days and 51 days, respectively. Collection of accounts receivable and related DSO could fluctuate in future periods due to the timing and amount of our revenues and the effectiveness of our collection efforts. In the future, collections could also fluctuate based upon the payment terms we extend to our customers, which to date; they have typically been net thirty days.

The non-cash adjustments include depreciation and amortization of property and equipment and intangible assets, as well as stock-based compensation. These non-cash adjustments may increase or decrease and, as a result, positively or negatively impact our future operating results, but they will not have a corresponding impact on our cash flows. The decrease in non-cash adjustments was mainly due to a decrease of $266,000 in amortization of other intangible asset, and a $121,000 decrease in depreciation and amortization of property and equipment, partially offset by a $25,000 increase in stock-based compensation and $43,000 increase in allowance for doubtful accounts, primarily related to one customer account.

The increase in operating assets during the three months ended March 31, 2006 was primarily due to an increase in accounts receivable change of $527,000 and an increase in prepaid expenses and other assets change of $365,000. The decrease in operating liabilities during the three months ended March 31, 2006 was primarily due to an increase in deferred revenue change of $396,000 offset by an increase in the changes to accounts payable and accrued liabilities of $541,000.

Our operating cash flows may be impacted in the future by the timing of payments to our vendors for accounts payable. We typically pay our vendors and service providers in accordance with their invoice terms and conditions. The timing of cash payments in future periods will be impacted by the nature of accounts payable arrangements and management’s assessment of our cash inflows.

Investing Activities

The table below aggregates certain line items from the cash flow statement to present the key items affecting our investing activities (in thousands):

	Three months ended March 31,
	2006	2005
	(unaudited)
Proceeds from sales or maturities of investments	$—	$42,485
Purchase of investments	(423)	(100)
Purchase of property and equipment	(240)	(56)

Net cash provided by (used in) investing activities	$(663)	$42,329

The main use of cash used in investing activities during the three months ended March 31, 2006 was the purchase of marketable securities for investment purposes, which were converted from cash equivalents. We intend to be consistent with our historical investment practices and invest in high quality short-term investments. We expect to continue to acquire such investments in the future and receive proceeds from them as they mature or are sold.

Included in cash used in investing activities were purchases of property and equipment. For the three months ended March 31, 2006 and 2005, purchases of property and equipment were $240,000 and $56,000, respectively.

Financing Activities

The table below presents the key items affecting our financing activities (in thousands):

	Three months ended March 31,
	2006	2005
	(unaudited)
Repurchase of common stock	$—	$(79)
Payments of principal under capital lease obligation	(43)	(40)
Proceeds from exercise of stock options	210	73

Net cash provided by (used in) financing activities	$167	$(46)

The primary source of cash provided by financing activities during the three months ended March 31, 2006 was the exercise of options to purchase 36,988 shares of common stock for $210,000. Our future liquidity and capital resources could be impacted by the cash proceeds we receive upon exercise of employee stock options. We cannot estimate the amount of such proceeds in the future. As of March 31, 2006, we had approximately 995,000 shares remaining available for repurchase under our stock repurchase program. The timing of future repurchases and the price paid for the shares could have a material impact on our liquidity.

Contractual Obligations

Our contractual obligations consist of facility lease commitments, operating leases for office equipment, and capital leases for property and equipment. In April 2004, we announced a restructuring plan, and, as a part of that plan, we entered into a new five-year lease commitment and subleased the remainder of our long-term San Francisco office leases.

In September 2004, we entered into a $499,000 three-year capital lease agreement with a financial institution to finance the acquisition of certain furniture and fixtures and computer equipment. The capital lease agreement bears interest of 6.1% per annum and has a $1 buyout at its expiration in September 2007. It is likely we will enter into additional capital lease arrangements as long as interest rates remain attractive.

Gross lease payment obligations under the non-cancelable operating and capital leases are as follows (in thousands):

	Capital Lease	Operating Leases	Bank Letter of Credit	Total
2006	$136	$1,286	$120	$1,542
2007	76	1,376	—	1,452
2008	—	882	—	882
2009	—	483	—	483
2010	—	165	—	165
2011	—	21	—	21

Total minimum payments	$212	$4,213	$120	$4,545

Less: amount representing interest	(7)

Present value of net minimum lease payments	$205

We believe that our existing cash, cash equivalents, short-term investments and cash generated from operations will be sufficient to finance our operations through at least the next 18 months. If we fail to generate cash flow from operations in the future due to an unexpected decline in revenues or due to a sustained increase in cash expenditures in excess of revenues generated, our cash balances may not be sufficient to fund continuing operations without obtaining additional financing. If additional financing is needed, such financing may not be available to us on reasonable business terms, or at all.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our exposure to market risk for changes in interest rates primarily relates to our investment portfolio, which at March 31, 2006 included auction rate securities with a fair value of approximately $52.4 million. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. From time to time, some of the securities in which we invest may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with an interest rate fixed at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents, marketable securities in money market funds, tax-exempt municipal auction rate securities and tax exempt municipal bonds. The risk associated with fluctuating interest rates is limited to our investment portfolio. Based on our portfolio as of March 31, 2006, if interest rates were to change by 10%, interest income could be impacted positively or negatively by approximately $170,000 on an annualized basis. There would be no material impact on the fair market value of the portfolio. As of March 31, 2006, all of our investments were in tax-exempt municipal auction rate securities.

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

(a) Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934 (the “Exchange Act”) designed to ensure that we are able to collect the information we are required to disclose in the reports we file under the Exchange Act, and to record, process, summarize and report this information within the time periods specified in the rules of the Securities and Exchange Commission. Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2006.

(b) Changes in Internal Controls over Financial Reporting

During the quarter ended March 31, 2006 we continued to take steps to strengthen our internal controls over financial reporting. We performed a physical count of fixed assets at one of our office locations during the quarter ended March 31, 2006.

PART II

OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

There are no known material legal proceedings. However, the Company may, from time to time, become a party to legal proceedings arising in the normal course of business. The Company may also be indirectly affected by administrative or court proceedings or actions in which the Company is not involved but which have general applicability to the software industry.

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

The markets into which we sell our products are cyclical and are subject to general economic conditions. The information technology market has generally improved since the second half of 2003. However, economic conditions remain uncertain and this market may decline in the future. During the first quarter of 2005, we experienced a slowdown in sales closure rates in the United States that may have been Company specific or a result of macroeconomic changes. While our closure rates improved through the remainder of 2005 and slightly in the first quarter of 2006, any renewed slowdown in the database market or in general economic conditions would likely result in a reduction in demand for our products and our results of operations would be harmed.

If we are not able to attract and retain qualified personnel, our business will not be able to grow.

Our success depends on the continued service of our executive officers and other key administrative, sales and marketing, research and development, and support personnel. None of our executive officers or key employees is bound by an employment agreement for any specific term, and we do not maintain any key person life insurance policies. The loss of these officers or personnel would adversely affect our operations.

We have recently experienced increased employee turnover, especially in our sales and marketing personnel. We will need to continue to recruit, new personnel into our organizations. Our business will not be able to grow if we cannot continue to fill these positions and attract, retain, and motivate other qualified personnel. Competition for qualified employees remains intense and we may not be able to attract, assimilate, or retain highly qualified personnel in the future. There has been in the past and there may also be in the future a shortage of personnel that possess the technical background necessary to sell, support, and develop our products effectively. It has also become more difficult to recruit qualified financial personnel since the implementation of the new laws, regulations and standards relating to corporate governance, public disclosure and financial reporting.

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

We expect to continue to expand our international sales and research and development operations. As a result, we could face a number of risks from our expanding international operations including:

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

A significant portion of our revenues is derived from sales of our DBArtisan product, 40% in fiscal 2004 and 39% in fiscal 2005. For the three months ended March 31, 2006, DBArtisan and DBArtisan add-on products accounted for more than 32% of our license revenues. We expect that sales of DBArtisan will continue to represent a substantial portion of our license revenues for the foreseeable future. In addition, many of our customers initiate a relationship with us by purchasing DBArtisan. If demand for DBArtisan declines due to competition, technological change or other factors, our revenues and income may decline significantly.

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

For example, effective January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123(R), “Share Based Payment” (SFAS 123(R)), which requires us to calculate compensation expense related to all share-based awards and to recognize the expense in our financial statements. For the quarter ended March 31, 2006, we recognized $702,000 in stock-based compensation expenses related to the adoption of SFAS 123(R). In future periods, we expect that compensation expenses associated with the adoption of SFAS 123(R) will be significant and will cause our net income and net income per share to be significantly reduced.

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

We are currently under Internal Revenue Service (the “IRS”) audit of our United States federal income tax return for the fiscal years ended 2003 and 2004. As of March 31, 2006, the IRS has issued only one proposed adjustments to the amounts reflected by us on our return for $88,000 for which we have already provided a reserve. However, the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations. If the IRS audit results in assessment of additional taxes due, there exists the possibility of a material adverse impact on the results in operations of the period in which the matter is ultimately resolved or an unfavorable outcome becomes probable and reasonably estimable.

Acquisitions of companies or technologies may result in disruptions to our business.

In October 2005, we completed the acquisition of SHC Ambeo Acquisition Corp. (“Ambeo”), a privately-held company providing database auditing and activity monitoring products. We may make additional strategic acquisitions of companies, products, or technologies as necessary in order to implement our business strategy. If we are unable to successfully integrate Ambeo or other acquisitions with our existing operations, we may not receive the intended benefits of such acquisitions and the revenues and operating results of the combined company may decline. Any acquisition may disrupt our operations and divert management’s attention from day-to-day operations.

In addition, acquisitions may subject us to unanticipated liabilities or risks, including litigation and the costs and uncertainties related to legal proceedings. For example, we were involved in litigation related to our acquisition of Engineering Performance, Inc, which we settled in 2005. This litigation involved significant legal expenses and settlement costs.

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

We adopted SFAS No. 142 on January 1, 2002, and, as a result, we ceased to amortize goodwill. We now test our goodwill for impairment on an annual basis or in the event of a significant change in our business. We performed our impairment test in September 2005 and determined that there had been no impairment to our goodwill. As of March 31, 2006, our goodwill balance was $14.0 million. In the future, if we determine that this goodwill has been impaired, we will be required to take a non-recurring charge to write down this asset, which would adversely affect our earnings and book value.

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

Increased costs associated with corporate governance compliance may significantly impact our results of operations.

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

In addition, we will continue to incur higher general and administrative expenses relative to historical periods to comply with the requirements relating to internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act.

We are required to undertake an annual evaluation of our internal control over financial reporting that may identify internal control weaknesses requiring remediation, which could harm our reputation and confidence in our financial reporting.

Sarbanes-Oxley imposes duties on us, our executives, and directors. As of December 31, 2004, we reported that our internal control over financial reporting was not effective and identified certain material weaknesses. During 2005, we took actions to remediate those weaknesses and concluded that, as of December 31, 2005, our internal controls over financial reporting were effective. However, we are required to assess, test and evaluate the design and operating effectiveness of our internal control over financial reporting each year end and we cannot predict the outcome of our testing in future periods. If we conclude in future periods that our internal controls over financial reporting is not effective, we may be required to change our internal controls over financial reporting to remediate deficiencies, investors may lose confidence in the reliability of our financial statements, and we may be subject to investigation and sanctions by regulatory authorities. Also, if we identify areas of our internal controls over financial reporting that require improvement, we could incur additional expenses to implement enhanced processes and controls to address such issues. Any such events could adversely affect our financial results and may result in a negative reaction in the stock market.

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

Our executive officers and directors, in the aggregate, beneficially held more than 23% of our outstanding common stock as of March 31, 2006. These stockholders, if acting together, can significantly influence all matters requiring approval by our stockholders, including the approval of equity compensation plans, the election of directors and the approval of mergers or other business combination transactions.

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

(c) Pursuant to our publicly announced stock repurchase program approved by our Board of Directors in September 2001 and amended as of July 2002, July 2004 and October 2004, we are authorized to repurchase up to an aggregate of 4,230,000 shares of common stock. Under this stock repurchase program, depending on market conditions and other factors, we may make repurchases from time to time in the open market and in negotiated transactions, including block transactions. This stock repurchase program may be terminated at any time. During the quarter ended March 31, 2006, we did not repurchase any stock under the stock repurchase program.

ITEM 6.	EXHIBITS

(a) Exhibits:

The following documents are furnished as Exhibits to this Report:

10.1	Lease agreement between Embarcadero Technologies, Inc. and Ryan Oaks, LLC.

31.1	Certification of Stephen Wong pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Michael Shahbazian pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Stephen Wong pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Michael Shahbazian pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EMBARCADERO TECHNOLOGIES, INC.

By:	/S/ MICHAEL SHAHBAZIAN
Michael Shahbazian Senior Vice President and Chief Financial Officer

Date: May 10, 2006