Form 10-Q
period 2006-06-30
EMBARCADERO TECHNOLOGIES INC
filed 2006-08-09
CIK 1107112

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006.

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

The number of shares outstanding of the Registrant’s Common Stock as of August 1, 2006 was 25,860,834.

EMBARCADERO TECHNOLOGIES, INC.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

EMBARCADERO TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	June 30, 2006	December 31, 2005 (1)
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$15,018	$7,943
Short-term investments	52,857	52,026
Trade accounts receivable, net	7,560	9,407
Prepaid expenses and other current assets	1,813	1,863
Deferred income taxes	397	377

Total current assets	77,645	71,616
Property and equipment, net	1,771	2,059
Goodwill	14,091	13,920
Other intangible assets, net	2,554	3,037
Deferred income taxes	2,500	2,500
Other assets, net	25	24

Total assets	$98,586	$93,156

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$240	$817
Accrued liabilities	5,820	5,291
Capital lease obligations	143	161
Deferred revenue	17,617	15,802

Total current liabilities	23,820	22,071
Long-term capital lease obligations	19	87
Long-term deferred revenue	228	180
Long-term restructuring accrual	719	1,061

Total liabilities	24,786	23,399

Commitments and contingencies (Note 10)
Stockholders’ Equity:
Common stock: $0.001 par value	26	26
Treasury stock	(20,664)	(20,664)
Additional paid-in capital	86,877	87,295
Accumulated other comprehensive income	532	333
Deferred stock-based compensation	—	(1,948)
Retained earnings	7,029	4,715

Stockholders’ equity	73,800	69,757

Total liabilities and stockholders’ equity	$98,586	$93,156

(1)	The balance sheet as of December 31, 2005 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

EMBARCADERO TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenues:
License	$6,670	$6,478	$13,283	$12,601
Maintenance	8,294	7,498	16,203	14,554

Total revenues	14,964	13,976	29,486	27,155
Cost of revenues:
License	149	216	286	464
Amortization of acquired technology	199	192	398	564
Maintenance	691	504	1,341	1,062

Total cost of revenues	1,039	912	2,025	2,090

Gross profit	13,925	13,064	27,461	25,065
Operating expenses:
Research and development	4,386	3,840	9,046	7,782
Sales and marketing	5,497	5,513	11,670	11,261
General and administrative	2,177	2,221	4,503	4,874
Litigation settlement charge	—	573	—	573

Total operating expenses	12,060	12,147	25,219	24,490

Income from operations	1,865	917	2,242	575
Other income, net	469	294	908	572
Cumulative effect of change in accounting principle	—	—	200	—

Income before provision for income taxes	2,334	1,211	3,350	1,147
Provision for income taxes	(702)	(408)	(1,042)	(385)

Net income	$1,632	$803	$2,308	$762

Net income per share—basic	$0.06	$0.03	$0.09	$0.03

Net income per share—diluted	$0.06	$0.03	$0.08	$0.03

Weighted average shares outstanding—basic	25,845	26,200	25,789	26,091

Weighted average shares outstanding—diluted	27,610	27,482	27,432	27,509

Non-cash stock-based compensation included in the above expense:
Cost of revenues	$21	$3	$41	$7
Research and development	161	(16)	398	258
Sales and marketing	90	126	368	346
General and administrative	352	210	719	389

	$624	$323	$1,526	$1,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

EMBARCADERO TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2006	2005
Cash from operating activities:
Net income	$2,308	$762
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	643	760
Provision for doubtful accounts	61	33
Amortization of acquired technology and capitalized software	441	962
Amortization of other intangible assets	42	—
Amortization of deferred stock-based compensation	1,326	990
Issuance of options in exchange for services	—	10
Changes in operating assets and liabilities:
Trade accounts receivable	1,877	1,441
Prepaid expenses and other assets	49	(262)
Deferred income taxes	(20)	—
Accounts payable and accrued liabilities	(397)	(684)
Deferred revenue	1,735	1,324

Net cash provided by operating activities	8,065	5,336

Cash from investing activities:
Purchases of investments	(11,951)	(59,165)
Sales and maturities of investments	11,120	58,440
Purchases of property and equipment	(343)	(120)
Capitalized acquisition costs	(5)	—

Net cash used in investing activities	(1,179)	(845)

Cash from financing activities:
Repurchase of common stock	—	(2,076)
Payments of principal under capital lease obligation	(86)	(81)
Proceeds from exercise of stock options	214	242

Net cash (used in) provided by financing activities	128	(1,915)

Effect of exchange rate changes on cash and cash equivalents	61	(131)
Net increase in cash and cash equivalents	7,075	2,445
Cash and cash equivalents at beginning of period	7,943	7,422

Cash and cash equivalents at end of period	$15,018	$9,867

The accompanying notes are an integral part of these condensed consolidated financial statements.

EMBARCADERO TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1—THE COMPANY AND BASIS OF PRESENTATION

Embarcadero Technologies, Inc. (with its subsidiaries, collectively referred to as “the Company”) was incorporated in California on July 23, 1993, and reincorporated in Delaware on February 15, 2000. The Company provides software products that enable organizations to effectively manage their database infrastructure and manage the underlying data housed within that infrastructure. The Company is headquartered in San Francisco, California and has international operations in Toronto, Canada, Maidenhead, United Kingdom, Munich, Germany and Melbourne, Australia.

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

Operating results for the three and six months ended June 30, 2006, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2006 or for any future period. Further, the preparation of condensed consolidated financial statements requires management to make estimates and assumptions that affect the recorded amounts reported therein. A change in facts or circumstances surrounding the estimates could result in a change to the estimates and impact future operating results.

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

The adoption of SFAS 123(R) resulted in a cumulative benefit from accounting change of $200,000 in the six months ended June 30, 2006, which reflects the net cumulative impact of estimating future forfeitures related to stock grants previously expensed in the income statement under APB 25, in the determination of period expense, rather than recording forfeitures when they occur as previously permitted.

Under SFAS 123(R), the Company recognized $437,000 and $904,000, net of taxes, of compensation expense related to stock options and employee stock purchases in the three and six months ended June 30, 2006, respectively. The following table summarizes stock-based compensation expense related to employee stock options and employee stock purchases under SFAS 123(R) for the three and six months ended June 30, 2006, which was allocated as follows (in thousands, except per share amounts):

	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006
	(unaudited)
Stock-based compensation expense included in:
Cost of revenues	$21	$41
Research and development	161	398
Sales and marketing	90	368
General and administrative	352	719

Stock-based compensation expense included in operating earnings	$624	$1,526
Cumulative effect of change in accounting principle	—	(200)

Stock-based compensation expense included in total income	624	1,326
Tax benefit	(187)	(422)

Stock-based compensation expense, net of tax	$437	$904

Decrease in Basic earnings per share	$0.02	$0.04
Decrease in Diluted earnings per share	$0.02	$0.03

SFAS 123(R) requires us to present pro forma information for the comparative period prior to its adoption as if we had accounted for all our employee stock options under the fair value method of the original SFAS 123. The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation in the prior-year periods (in thousands except per share amounts):

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
	(unaudited)
Income (loss):
Net loss – as reported for the prior period (1)	$803	$762
Stock-based compensation expense included in net loss, net of tax	214	623
Stock-based compensation expense, net of tax	(434)	(1,363)

Net loss, including the effect of stock-based compensation expense	$583	$22

Basic earnings per share:
As reported for the prior period (1)	$0.03	$0.03

Including the effect of stock-based compensation expense	$0.02	$0.00

Diluted earnings per share:
As reported for the prior period (1)	$0.03	$0.03

Including the effect of stock-based compensation expense	$0.02	$0.00

Upon adoption of SFAS 123(R), the Company continued to calculate the value of each employee stock option, estimated on the date of grant, using the Black-Scholes model in accordance with SFAS 123(R). The weighted-average estimated value of employee stock options granted during the three and six months ended June 30, 2006 were $2.83 per share and $2.99 per share, respectively, using the following weighted-average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Risk-free interest rate	4.93%	3.78%	4.74%	3.89%
Expected life	4 years	3 years	4 years	3 years
Expected dividends	0	0	0	0
Volatility	55%	70%	55%	70%

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

Recent Accounting Pronouncements

Effective January 1, 2006, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment” (“SFAS No. 123R”) using the Modified Prospective Approach. See Note 2 for further detail regarding the adoption of this standard.

In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments—an Amendment of FASB Statements No. 133 and 140” (“SFAS No. 155”). SFAS No. 155 allows financial instruments that contain an embedded derivative and that otherwise would require bifurcation to be accounted for as a whole on a fair value basis, at the holders’ election. SFAS No. 155 also clarifies and amends certain other provisions of SFAS No. 133 and SFAS No. 140. This statement is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. We do not expect that the adoption of SFAS No. 155 will have a material impact on our consolidated financial condition or results of operations.

In July 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the recognition threshold and measurement of a tax position taken on a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. FIN 48 also requires expanded disclosure with respect to the uncertainty in income taxes. We are currently evaluating the requirements of FIN 48 and the impact this interpretation may have on our financial statements.

NOTE 3—OTHER COMPREHENSIVE INCOME (LOSS)

Other comprehensive income (loss) consists of unrealized gain (loss) on available-for-sale investments and foreign currency translation adjustments during the period.

The components of other comprehensive income are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(unaudited)		(unaudited)
Net income	$1,632	$803	$2,308	$762
Unrealized loss on available-for-sale investments	—	(2)	—	(5)
Foreign currency translation adjustments	164	(155)	199	(303)

Comprehensive income	$1,796	$646	$2,507	$454

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

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net income per share is as follows (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(unaudited)		(unaudited)
Calculation of basic net income per share:
Net income	$1,632	$803	$2,308	$762

Weighted average common shares outstanding-basic	25,845	26,200	25,789	26,091

Net income per share	$0.06	$0.03	$0.09	$0.03

Calculation of diluted net income:
Net income	$1,632	$803	$2,308	$762

Weighted average shares of common stock outstanding	25,845	26,200	25,789	26,091
Add: Dilutive securities – common stock options and non- vested shares	1,765	1,282	1,643	1,418

Weighted average common shares outstanding and potentially dilutive common shares	27,610	27,482	27,432	27,509

Net income per share	$0.06	$0.03	$0.08	$0.03

Anti-dilutive common stock options and non-vested restricted common stock, not included in net income per share	3,033	2,744	2,961	4,418

NOTE 5—ACCOUNTING FOR GOODWILL

The Company’s goodwill balance as of June 30, 2006 is $14.1 million compared to $13.9 million as of December 31, 2005. The change was due to foreign currency translation. The Company performed its annual goodwill impairment test in September 2005 and determined that there had been no impairment to its goodwill. There can be no assurance, however, that a material impairment charge will not be recorded in the future.

NOTE 6—CAPITALIZED SOFTWARE DEVELOPMENT COSTS

The Company accounts for certain software development costs, including purchased software, in accordance with SFAS No. 86, “Accounting for Costs of Computer Software to be Sold, Leased or Otherwise Marketed.” In and the six months ended June 30, 2006 and 2005, the Company did not capitalize any software development costs because no costs met the definition for capitalization. Capitalized software is typically amortized over a period of 36 months. The remaining lives of the capitalized software at June 30, 2006 are between 18 months and 30 months. The capitalized software development costs are as follows (in thousands):

	As of June 30, 2005 (unaudited)			As of December 31, 2005
	Gross Amortization Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Amortization Carrying Amount	Accumulated Amortization	Net Carrying Amount
Capitalized software	$8,546	$6,720	$1,826	$8,546	$6,321	$2,225

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

A summary of the restructuring accrual is as follows (in thousands):

	Facility Leases, Net of Sublease Income	Other Restructuring Expenses	Total
Balance as of December 31, 2005	$1,692	$4	$1,696
Net cash payments during the six months ended June 30, 2006	$(365)	—	$(365)

Balance as of June 30, 2006	$1,327	$4	$1,331

As of June 30, 2006, approximately $719,000 of the restructuring accrual is recorded as long-term liabilities.

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

	Number of Shares (in thousands)	Cost of Repurchase (in thousands)	Average Cost
Initial repurchase program authorized in September 2001	1,000
Increase in repurchase program authorized in July 2002	1,230
Increase in repurchase program authorized in July 2004	1,000
Increase in repurchase program authorized in October 2004	1,000

Total authorized for repurchase	4,230

Shares repurchased in 2001	219	$1,781	$8.13
Shares repurchased in 2002	712	3,335	4.68
Shares repurchased in 2003	231	1,171	5.07
Shares repurchased in 2004	1,519	11,182	7.36
Shares repurchased in 2005	554	3,195	5.76
Shares repurchased in 2006	—	—	—

Total shares repurchased	3,235	$20,664	$6.39

Remaining shares available for repurchase at June 30, 2006	995

NOTE 9—SEGMENT AND GEOGRAPHIC REPORTING

Operating segments are components of a business enterprise, the individual operations where the chief operating decision maker applies his decisions to allocate the resources to the different segments and to make assessments on the segments’ performances. By this definition, Embarcadero operates only in one reportable operating segment; the design, development, marketing, sales and support of software for database and application development and management.

The Company’s geographic sales data is based on customer location as defined by the following regions: North America, Europe, the Middle East, Australia and Africa (“EMEA”) and Asia Pacific (“APAC”). The Company’s wholly owned subsidiary, Embarcadero Europe Ltd., transacts all sales in Europe, the Middle East, Australia and Africa. Our San Francisco headquarters transacts all sales in North America and Asian Pacific. Various distributors and resellers handle sales in regions outside Europe, the Middle East, Australia, Africa and North America.

Revenues and long-lived assets by geographic regions are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(unaudited)		(unaudited)
Revenues:
North America (1)	$11,912	$11,433	$23,689	$22,705
EMEA	2,314	2,093	4,004	3,526
APAC	737	450	1,793	924

Total	$14,964	$13,976	$29,486	$27,155

(1)	Includes gross revenues related to Canada of $569 and $525 for the three months ended June 30, 2006 and 2005, respectively, and also $1,245 and $1,123 for the six months ended June 30, 2006 and 2005, respectively.

Long-lived assets by geographic regions are as follows (in thousands):

	As of June 30, 2005 (unaudited)	As of December 31, 2005
Long lived assets:
North America (2)	$1,653	$1,925
EMEA	98	118
APAC	20	16

Total	$1,771	$2,059

(2)	Includes long lived assets related to Canada of $213 and $229 as of June 30, 2006 and December 31, 2005, respectively.

NOTE 10—COMMITMENTS AND CONTINGENCIES

Bank Credit Facility

A financial institution issued an irrevocable standby letter of credit for approximately $120,000 in relation to a real estate lease agreement executed in April 2004. The standby letter of credit will expire on June 1, 2007.

Leases

The Company leases office space and equipment under non-cancelable operating lease agreements that expire at various dates through 2011. The Company recognizes rent expense on a straight-line basis over the lease period and has accrued for rent expense incurred but not paid. Some of the lease agreements have renewal options ranging from one to five years. In April 2004, the Company announced a restructuring plan. As a part of that plan, the Company entered into a new five-year lease commitment and subleased the remainder of its long-term San Francisco office leases. The lease and subleases were executed in April 2004. The subleases will expire in July 2008. The Company’s net contractual sublease income over the remaining duration of the subleases is $560,000 receivable as follows: $134,000 in year 2006 and $269,000 in 2007 and $157,000 in 2008.

The Company entered into a three-year capital lease agreement in September 2004, for approximately $499,000 to finance the acquisition of certain furniture and fixtures and computer equipment. The capital lease agreement bears an interest rate of 6.1% per annum and has a $1 buyout option at its expiration in September 2007.

Gross lease payment obligations under the non-cancelable operating and capital lease are as follows (in thousands):

	Capital Lease	Operating Leases	Bank Letter of Credit	Total
2006	$90	$815	—	$905
2007	76	1,418	$120	1,614
2008	—	903	—	903
2009	—	483	—	483
2010	—	165	—	165
2011	—	21	—	21

Total minimum payments	166	$3,805	$120	$4,091

Less: amount representing interest	(4)

Present value of net minimum lease payments	$162

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

This report contains forward-looking statements within the meaning of the federal securities laws that relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “intend,” “potential” or “continue” or the negative of these terms or other comparable terminology. Such statements are only predictions. Risks and uncertainties and the occurrence of other events could cause actual results to differ materially from these predictions. The factors discussed below in Part II. Item 1A. Risk Factors should be considered carefully in evaluating Embarcadero and its business. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, we assume no responsibility for the accuracy and completeness of these statements. We do not intend to update any of the forward-looking statements after the date of this report or to conform these statements to actual results.

Overview

Embarcadero Technologies, Inc. is a leading provider of strategic data management solutions that help companies to improve the availability, integrity, accessibility, and security of corporate data. We earn revenues from the worldwide sale of these software solutions and related maintenance and support services to corporations, government agencies, educational institutions, and other entities. Information technology (IT) budgets, as well as macroeconomic conditions, affect demand for our products. In addition, our sales are impacted by competitive conditions, market acceptance of our product offerings, and our ability to execute our sales plans successfully. We have historically derived a significant percentage of our revenues from our DBArtisan product line, which was 40% of our license revenue in fiscal 2004 and 39% of our license revenue in fiscal 2005. For the three and six months ended June 30, 2006, DBArtisan and DBArtisan add-on products accounted for more than 49% and 42%, respectively, of our license revenues. This product line is expected to continue to account for a significant portion of our net revenues for the foreseeable future. As a result of this revenue concentration, our business could be harmed by a decline in demand for this product or its related product line.

Our products support the most widely used database and OS platforms, including Oracle, Microsoft SQL Server, IBM DB2 Universal Database, MySQL, and Sybase, running in Unix, Windows NT, and Linux environments.

Our key products and their core functionality are summarized below:

Product Category	Embarcadero Product	Description

Data Architecture	ER/Studio ®	Software to capture, design and document database schemas for a variety of popular database platforms. It serves as a mechanism for gaining visibility and control over corporate database designs and for managing the metadata that describes the underlying data structures.

	DT/Studio ®	Software to extract, transform, move and load data from a wide variety of data sources. It helps customers to integrate data from disparate sources in order to deliver more meaningful information to business users.

	Describe ®	Software to architect applications, particularly those that utilize databases to store application data. It supports the UML industry standard and helps developers to develop a blueprint for an application intended to facilitate a more productive development process.

Data Availability	DBArtisan ®	Software to administer databases for a variety of popular database platforms. It helps database administrators and other data professionals with key tasks in managing databases, including security administration, disaster recovery, space management and schema management.

	Rapid SQL ®	Software to develop database code for a variety of popular database platforms. It helps to improve the productivity and quality of work from database developers as they write, test and debug SQL to be deployed against a database.

	Embarcadero Performance Center	Software to monitor databases on a variety of popular database platforms. It helps customers to guard against unplanned downtime of critical databases by providing insight into internal performance and availability metrics of the target databases.

	Embarcadero Change Manager	Software to manage the release of changes to database schema. It serves as a change control mechanism to ensure that code changes are reviewed, tested and approved before they are released into production.

Data Security	DSAuditor	DSAuditor can be purchased as software or packaged in an appliance. The product audits how users access and manipulate data for a variety of popular database platforms. It helps customers to tighten data privacy and access control by providing a detailed audit trail of how sensitive data is accessed and used across the enterprise.

Since the second half of 2003, there have generally been improvements in the global economic conditions as well as the fundamentals of our market and broader acceptance of our core and new products. In 2005, with the improvement in enterprise and commercial sales in North America, coupled with higher closure rates internationally, we saw a year over year growth in total revenues. In the first quarter of 2006, despite an unexpected slowdown in closure rates of sales transactions in Europe and the shortfall from our domestic telesales operations, our total revenues were $14.5 million for the three months ended March 31, 2006 as compared to $13.2 million for three months ended March 31, 2005. Due to improvements in our international sector, total revenues in the second quarter ended June 30, 2006 increased to $15.0 million as compared to $14.0 million in the same quarter in 2005.

Most of our operating expenses are related to personnel and related overhead costs, facilities, outside research and development contractors, and legal and other professional service costs. The operating expenditures for the three and six months ended June 30, 2006 were $12.1 million and $25.2 million, respectively, as compared to $12.1 million and $24.5 million for the three and six months ended June 30, 2005, respectively. Included in our operating expenses for the three and six months ended June 30, 2006 were charges of $624,000 and $1,526,000, respectively, for non-cash stock-based compensation. For the three and six months ended June 30, 2005, non-cash stock-based compensation expenses were $323,000 and $1,000,000, respectively.

Our cash flow from operations was approximately $8.1 million and $5.3 million for the six months ended June 30, 2006 and 2005, respectively. Cash and cash equivalents and short-term investments were $67.9 million at June 30, 2006.

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

The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts in our consolidated financial statements. We evaluate our estimates on an on-going basis, including those related to revenue recognition, allowances for doubtful accounts and returns, capitalized software development costs, lease related impairment loss, goodwill impairment, accounting for income taxes, and accounting for stock-based compensation. We base our estimates on historical experience and on various other assumptions that we believe reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Although actual results have historically been reasonably consistent with management’s expectations, the actual results may differ from these estimates or our estimates may be affected by different assumptions or conditions.

We believe there have been no significant changes during the six months ended June 30, 2006 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, filed with Securities and Exchange Commission on March 16, 2006.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentage relationship of certain items from the Company’s condensed consolidated statements of operations to total revenues:

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
	(unaudited)		(unaudited)
Revenues:
License	44.6%	46.4%	45.0%	46.4%
Maintenance	55.4	53.6	55.0	53.6

Total revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues:
License	1.0	1.5	1.0	1.7
Amortization of acquired technology	1.3	1.4	1.3	2.1
Maintenance	4.6	3.6	4.5	3.9

Total cost of revenues	6.9	6.5	6.8	7.7

Gross profit	93.1	93.5	93.2	92.3

Operating expenses:
Research and development	29.3	27.5	30.7	28.7
Sales and marketing	36.7	39.4	39.6	41.5
General and administrative	14.5	15.9	15.3	17.9
Litigation settlement charge	0.0	4.1	0.0	2.1

Total operating expenses	80.5	86.9	85.6	90.2

Income from operations	12.6	6.6	7.6	2.1
Other income, net	3.1	2.1	3.1	2.1
Cumulative effect of change in accounting principle	0.0	0.0	0.7	0.0

Income before provision for income taxes	15.7	8.7	11.4	4.2
Provision for income taxes	(4.7)	(2.9)	(3.5)	(1.4)

Net income	11.0%	5.8%	7.9%	2.8%

Revenues :

	Three months ended June 30,			Six months ended June 30,
	2006	2005	Percent change	2006	2005	Percent change
	(unaudited)			(unaudited)
Revenues:
License	$6,670	$6,478	3.0%	$13,283	$12,601	5.4%
Maintenance	8,294	7,498	10.6	16,203	14,554	11.3

Total revenues	$14,964	$13,976	7.1%	$29,486	$27,155	8.6%

Total Revenues. Total revenues were $15.0 million for the three months ended June 30, 2006, an increase of 7.1 % over the $14.0 million reported for the comparable period in 2005. The increase is primarily due to increases in maintenance revenue in the second quarter of 2006 driven by the larger customer base. Total revenues were $29.5 million for the six months ended June 30, 2006, an increase of 8.6 % over the $27.2 million in the comparable period in 2005. The increase is due to higher sales both domestically and internationally in the first half of 2006 compared to 2005. In 2006, the Company had significant increases in maintenance revenue as license revenues in the second half of 2005 increased from prior year and the majority of customers renewed their existing maintenance agreements.

License. License revenues were $6.7 million and $6.5 million for the three months ended June 30, 2006 and 2005, respectively, representing a 3.0% increase. The increase in license revenues was primarily attributable to improved sales domestically in the second quarter of 2006 compared to the same quarter in 2005 offset by a decrease in channel sales resulting from the expiration of an original equipment manufacturer’s (OEM) license agreement in the first quarter of 2006. For the six months ended June 30, 2006 and 2005, license revenues were $13.3 million and $12.6 million, respectively, a 5.4% increase. This increase is due to higher sales closure rates domestically in 2006 offset by a decrease in channel sales resulting from the expiration of OEM license agreement in March 2006. Future license revenues cannot be predicted and will vary based on IT spending, competitive conditions, varying revenue contribution from our international operations, and changes in the sales closure rates in North America.

Maintenance. Maintenance revenues were $8.3 million for the three months ended June 30, 2006, representing a 10.6% increase over the $7.5 million reported for the comparable period in 2005. Similarly, maintenance revenues were $16.2 million and $14.6 million, respectively, for the six months ended June 30, 2006 and 2005, representing an 11.3% increase year over year. Maintenance revenues vary with license revenue growth and maintenance renewal rates. Maintenance revenues increased primarily due to the consistent maintenance renewal rates among our customer base. We expect that maintenance revenue will remain consistent as a percentage of revenues.

Cost of Revenues

	Three months ended June 30,			Six months ended June 30,
	2006	2005	Percent change	2006	2005	Percent change
	(unaudited)			(unaudited)
Cost of revenues
License	$149	$216	(31.0)%	$286	$464	(38.4)%
Amortization of acquired technology	199	192	3.6	398	564	(29.4)
Maintenance	691	504	37.1	1,341	1,062	26.3

	$1,039	$912	13.9%	$2,025	$2,090	(3.1)%

License. Cost of license revenues consists primarily of OEM royalties, credit card processing fees and product media and packaging. Cost of license revenues was $149,000 for the three months ended June 30, 2006, as compared to $216,000 for the comparable period in 2005. The decrease is due to no amortization of internally developed products in 2006. Cost of license revenues were $286,000 for the six months ended June 30, 2006, a 38.4% decrease from the $464,000 for the comparable period in 2005. The decrease for the six months is also due to no amortization of internally developed products in 2006.

Amortization of acquired technology and capitalized software. This amortization expense relates to licensed technologies acquired from third parties that were deemed to have reached technological feasibility at the date of acquisition and therefore capitalized as well as capitalized internal development costs for software that have reached technological feasibility. The amortization of acquired technology and capitalized software was $199,000 and $192,000 for the three months ended June 30, 2006 and 2005, respectively. For the six months ended June 30, 2006, the amortization of acquired technology and capitalized software was $398,000, a 29.4% decrease from $564,000 for the comparable period in 2005. The decrease is due to certain of our intangible assets which became fully amortized in the second quarter of 2005, thus resulting in a decrease in amortization expense which continued into the first six months of 2006. We expect amortization expense at this decreased level to continue into 2006.

Maintenance. Cost of maintenance revenues primarily consists of customer support personnel and related expenses, including payroll, employee benefits and allocated overhead. Cost of maintenance revenues was $691,000 for the three months ended June 30, 2006 as compared to $504,000 for the comparable period in 2005. The increase in the three months period is due to higher temporary personnel costs and salaries as well as higher travel costs. Maintenance costs for the six months ended June 30, 2006 were $1.3 million, a 26.3% increase from $1.1 million in the comparable period in 2005. The increase for the six months period is due higher temporary personnel costs and higher stock-based compensation expense. We expect to hire additional support personnel to support our existing product line and expanding customer base, and that the cost of maintenance revenues may increase in the future.

Operating Expenses

	Three months ended June 30,			Six months ended June 30,
	2006	2005	Percent change	2006	2005	Percent change
	(unaudited)			(unaudited)
Operating expenses:
Research and development	$4,386	$3,840	14.2%	$9,046	$7,782	16.2%
Sales and marketing	5,497	5,513	(0.3)	11,670	11,261	3.6
General and administrative	2,177	2,221	(2.0)	4,503	4,874	(7.6)
Litigation settlement charge	—	573	(100.0)	—	573	(100.0)

Total operating expenses	$12,060	$12,147	(0.7)%	$25,219	$24,490	3.0%

Research and Development. Research and development expenses primarily consist of personnel and related expenses, including payroll and employee benefits, allocated overhead, and non-cash stock-based compensation, as well as expenses related to third-party development services. Research and development expenses were $4.4 million for the three months ended June 30, 2006 and $3.8 million for the comparable period in 2005. The increase was primarily due to an increase in wages and other employee related costs resulting from increases in headcount. Research and development expenses were $9.0 million and $7.8 million for the six months period ended June 30, 2006 and 2005, respectively. The increase is due to higher third-party development costs in 2006 and increased salaries and related costs. Additionally, as a result of the adoption of FAS 123(R), stock-based compensation expenses was higher in 2006 compared to the same period in 2005. We anticipate that we will continue to invest resources into research and development activities in order to develop new products and advance the technology relating to our existing products.

Sales and Marketing. Sales and marketing expenses consist primarily of personnel and related expenses, commissions earned by sales personnel, non-cash stock-based compensation, trade shows, travel and other marketing communication costs, including advertising and other marketing programs. Sales and marketing expenses were $5,497,000 for the three months ended June 30, 2006 and $5,513,000 for the comparable period in 2005. The $16,000 decrease was mainly due to lower salaries and related costs resulting from employee turnover in sales and marketing. Sales and marketing expenses for the six months ended June 30, 2006 were $11.7 million, a 3.6% increase from $11.3 million for the same period in 2005. The increase was mainly due to the establishment of our enterprise and commercial sales force, which resulted in higher wages and related costs, higher commission compensation, higher stock-based compensation expense and sales related travel and entertainment expenses. The marketing personnel related costs were also higher in 2006 compared to comparable period in 2005. We anticipate that we will continue to selectively increase staff in our sales organization and to create marketing programs to support our product initiatives.

General and Administrative. General and administrative expenses primarily consist of personnel and related expenses, general operating expenses and non-cash stock-based compensation. General and administrative expenses were $2,177,000 for the three months ended June 30, 2006 and were $2,221,000 for the comparable period in 2005. The $44,000 decrease was mainly due to decreases in accounting and audit fees offset by higher salaries and related costs. General and administrative expenses were $4.5 million and $4.9 million, respectively, for the six months period ended June 30, 2006 and 2005. The decrease is primarily due to lower accounting and consulting fees in 2006 partially offset by increases in stock-based compensation expense. We expect general and administrative costs to increase from the quarter ended June 30, 2006 due to the planned audit and Sarbanes & Oxley Act of 2002 compliance costs.

Other Income, net. Other income, net, consists primarily of interest income and was $469,000 and $294,000 for the three months ended June 30, 2006 and 2005, respectively. Other income for the six months ended June 30, 2006 and 2005 were $908,000 and $572,000, respectively. The increase was due to an increase in the average balance of the cash balance throughout the periods and a corresponding increase in interest rates.

Provision for Income Taxes: Under SFAS No. 109, Accounting for Income Taxes (“SFAS No. 109”), deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse. SFAS No. 109 provides for the recognition of deferred tax assets if realization of such assets is more likely than not. The provision for income taxes was $702,000 and $408,000 for the three month period and $1,042,000 and $385,000 for the six month period ended June 30, 2006 and 2005, respectively. The estimated effective tax rate for the three month period ended June 30, 2006 and 2005 was 30% and 34%, respectively. The estimated effective tax rate for the six months ended June 30, 2006 and 2005 was 31% and 34%, respectively. The effective tax rates for the three and the six month periods were lower in 2006 primarily due to the tax benefit from an increase in tax-exempt interest.

We had net deferred tax assets totaling $2.9 million as of June 30, 2006 and December 31, 2005. We believe that these net assets will be realizable in the future. As of December 31, 2005, we had federal and state net operating loss carry forwards (“NOLs”) of approximately $4.9 million and $7.2 million, respectively. These NOLs can be carried forward to offset future taxable income, if any. The federal and state NOLs expire in 2006 through 2020, if not utilized. As of December 31, 2005, we had federal, state and foreign research and development credits of approximately $1.5 million, $75,000 and $769,000, respectively. The federal credits expire in 2020 through 2025. The state credits and foreign credits do not expire. Pursuant to the provisions of Internal Revenue Code Sec. 382, the amount of benefits from NOLs and credits available annually to the Company may be limited.

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

We are currently under Internal Revenue Service (the “IRS”) audit of our United States federal income tax returns for the fiscal years ended 2003 and 2004. As of June 30, 2006, the IRS had issued only one proposed adjustment for $88,000, for which we have already provided a reserve. However, the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations. If the IRS audit results in assessment of additional taxes due, our results of operations may be adversely affected for the period in which the matter is ultimately resolved or an unfavorable outcome becomes probable and reasonably estimable.

RECENT ACCOUNTING PRONOUNCEMENTS

Effective January 1, 2006, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment” (“SFAS No. 123R”) using the Modified Prospective Approach. See Note 8 for further detail regarding the adoption of this standard.

In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments—an Amendment of FASB Statements No. 133 and 140” (“SFAS No. 155”). SFAS No. 155 allows financial instruments that contain an embedded derivative and that otherwise would require bifurcation to be accounted for as a whole on a fair value basis, at the holders’ election. SFAS No. 155 also clarifies and amends certain other provisions of SFAS No. 133 and SFAS No. 140. This statement is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. We do not expect that the adoption of SFAS No. 155 will have a material impact on our consolidated financial condition or results of operations.

In July 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the recognition threshold and measurement of a tax position taken on a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. FIN 48 also requires expanded disclosure with respect to the uncertainty in income taxes. We are currently evaluating the requirements of FIN 48 and the impact this interpretation may have on our financial statements.

LIQUIDITY AND CAPITAL RESOURCES

We have funded our business to date principally from cash generated by our operations and financings. As of June 30, 2006, we had cash, cash equivalents and short-term investments of $67.9 million.

Operating Activities

The table below aggregates certain line items from the cash flow statement to present the key items affecting our operating activities (in thousands):

	Six months ended June 30,
	2006	2005
Net income	$2,308	$762
Non-cash adjustments	2,513	2,755
Increase in operating assets	1,906	1,179
Increase in operating liabilities	1,338	640

Net cash provided by operating activities	$8,065	$5,336

Our primary source of operating cash flows is the collection of accounts receivable from our customers. We measure the effectiveness of our collection efforts by various indicators, including an analysis of average accounts receivable daily sales outstanding (DSO). Our DSO for the six months ended June 30, 2006 and 2005 was 46 days and 45 days, respectively. Collection of accounts receivable and related DSO could fluctuate in future periods due to the timing and amount of our revenues and the effectiveness of our collection efforts. In the future, collections could also fluctuate based upon the payment terms we extend to our customers, which to date; they have typically been net thirty days.

The non-cash adjustments include depreciation and amortization of property and equipment and intangible assets, as well as stock-based compensation. These non-cash adjustments may increase or decrease and, as a result, positively or negatively impact our future operating results, but they will not have a corresponding impact on our cash flows. The decrease in non-cash adjustments was mainly due to a decrease of $479,000 in amortization of other intangible asset, and an $117,000 decrease in depreciation and amortization of property and equipment, partially offset by a $336,000 increase in stock-based compensation and $28,000 increase in allowance for doubtful accounts to specifically allow for doubtful accounts.

The increase in operating assets during the six months ended June 30, 2006 was primarily due to an increase in accounts receivable change of $436,000, a $20,000 decrease in deferred income taxes change and an increase in prepaid expenses and other assets change of $311,000. The decrease in operating liabilities during the six months ended June 30, 2006 was primarily due to an increase in deferred revenue change of $411,000 offset by an increase in the changes to accounts payable and accrued liabilities of $287,000.

Our operating cash flows may be impacted in the future by the timing of payments to our vendors for accounts payable. We typically pay our vendors and service providers in accordance with their invoice terms and conditions. The timing of cash payments in future periods will be impacted by the nature of accounts payable arrangements and management’s assessment of our cash inflows.

Investing Activities

The table below aggregates certain line items from the cash flow statement to present the key items affecting our investing activities (in thousands):

	Six months ended June 30,
	2006	2005
	(unaudited)
Proceeds from sales or maturities of investments	$11,120	$58,440
Purchase of investments	(11,951)	(59,165)
Purchase of property and equipment	(343)	(120)
Capitalized acquisition cost	(5)	—

Net cash used in investing activities	$(1,179)	$(845)

The main use of cash used in investing activities during the six months ended June 30, 2006 was the purchase of marketable securities for investment purposes, which were converted from cash equivalents. We intend to be consistent with our historical investment practices and invest in high quality short-term investments. We expect to continue to acquire such investments in the future and receive proceeds from them as they mature or are sold.

Included in cash used in investing activities were purchases of property and equipment. For the six months ended June 30, 2006 and 2005, purchases of property and equipment were $343,000 and $120,000, respectively.

Financing Activities

The table below presents the key items affecting our financing activities (in thousands):

	Six months ended June 30,
	2006	2005
	(unaudited)
Repurchase of common stock	$—	$(2,077)
Payments of principal under capital lease obligation	(86)	(80)
Proceeds from exercise of stock options	214	242

Net cash provided by (used in) financing activities	$128	$(1,915)

The primary source of cash provided by financing activities during the six months ended June 30, 2006 was the exercise of options to purchase 38,056 shares of common stock for $214,000. Our future liquidity and capital resources could be impacted by the cash proceeds we receive upon exercise of employee stock options. We cannot estimate the amount of such proceeds in the future. As of June 30, 2006, we had approximately 995,000 shares remaining available for repurchase under our stock repurchase program. The timing of future repurchases and the price paid for the shares could have a material impact on our liquidity.

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

Gross lease payment obligations under the non-cancelable operating and capital leases are as follows (in thousands):

	Capital Lease	Operating Leases	Bank Letter of Credit	Total
2006	$90	$815	—	$905
2007	76	1,418	$120	1,614
2008	—	903	—	903
2009	—	483	—	483
2010	—	165	—	165
2011	—	21	—	21

Total minimum payments	166	$3,805	$120	$4,091

Less: amount representing interest	(4)

Present value of net minimum lease payments	$162

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

Interest Rate Risk

Our exposure to market risk for changes in interest rates primarily relates to our investment portfolio, which at June 30, 2006 included auction rate securities with a fair value of approximately $52.9 million. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. From time to time, some of the securities in which we invest may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with an interest rate fixed at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents, marketable securities in money market funds, tax-exempt municipal auction rate securities and tax exempt municipal bonds. The risk associated with fluctuating interest rates is limited to our investment portfolio. Based on our portfolio as of June 30, 2006, if interest rates were to change by 10%, interest income could be impacted positively or negatively by approximately $185,000 on an annualized basis. There would be no material impact on the fair market value of the portfolio. As of June 30, 2006, all of our investments were in tax-exempt municipal auction rate securities.

Foreign Exchange Risk

Our operations are conducted primarily in the United States and are denominated in United States dollars. A small but growing portion of our sales originate through our European subsidiary and are denominated in Pounds Sterling and also Asia Pacific countries. With respect to our European sales, revenues are collected and operating expenses are generally paid in Pounds Sterling. Accordingly, we are exposed to volatility in sales and earnings within Europe due to fluctuations in foreign exchange rates.

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

(a) Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934 (the “Exchange Act”) designed to ensure that we are able to collect the information we are required to disclose in the reports we file under the Exchange Act, and to record, process, summarize and report this information within the time periods specified in the rules of the Securities and Exchange Commission. Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2006.

(b) Changes in Internal Controls over Financial Reporting

During the most recent fiscal quarter, there has not occurred any change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our license arrangements generally do not provide for substantial ongoing license or maintenance payments. Therefore, our future revenue growth depends on our success in expanding our relationships with existing customers and attracting new customers. Further, the expiration or termination of OEM agreements could adversely affect our channel sales. Our ability to expand our relationships with existing customers and attract new customers will depend on a variety of factors, including the performance, quality, breadth, and depth of our current and future products and maintenance. Our failure to expand relationships with existing customers or to add new customers would reduce our future license and maintenance revenues. In addition, if our existing customers do not renew their support contracts, our future maintenance revenues will be adversely affected.

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

The markets into which we sell our products are cyclical and are subject to general economic conditions. The information technology market has generally improved since the second half of 2003. However, economic conditions remain uncertain and this market may decline in the future. During the first quarter of 2005, we experienced a slowdown in sales closure rates in the United States that may have been Company specific or a result of macroeconomic changes. While our closure rates improved through the remainder of 2005 and slightly in the first half of 2006, any renewed slowdown in the database market or in general economic conditions would likely result in a reduction in demand for our products and our results of operations would be harmed.

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

We have recently experienced increased employee turnover, especially in our sales and marketing and research and development departments. We will need to continue to recruit, new personnel into our organizations. Our business will not be able to grow if we cannot continue to fill these positions and attract, retain, and motivate other qualified personnel. Competition for qualified employees remains intense and we may not be able to attract, assimilate, or retain highly qualified personnel in the future. There has been in the past and there may also be in the future a shortage of personnel that possess the technical background necessary to sell, support, and develop our products effectively. It has also become more difficult to recruit qualified financial personnel since the implementation of the new laws, regulations and standards relating to corporate governance, public disclosure and financial reporting.

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

A significant portion of our revenues is derived from sales of our DBArtisan product, which was 40% of our license revenue in fiscal 2004 and 39% of our license revenue in fiscal 2005. For the three and six months ended June 30, 2006, DBArtisan and DBArtisan add-on products accounted for more than 49% and 42%, respectively, of our license revenues. We expect that sales of DBArtisan will continue to represent a substantial portion of our license revenues for the foreseeable future. In addition, many of our customers initiate a relationship with us by purchasing DBArtisan. If demand for DBArtisan declines due to competition, technological change or other factors, our revenues and income may decline significantly.

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

For example, effective January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123(R), “Share Based Payment” (SFAS 123(R)), which requires us to calculate compensation expense related to all share-based awards and to recognize the expense in our financial statements. For the quarter ended March 31, 2006 and for the quarter ended June 30, 2006, we recognized $702,000 and $624,000 in stock-based compensation expenses related to the adoption of SFAS 123(R), respectively. In future periods, we expect that compensation expenses associated with the adoption of SFAS 123(R) will be significant and will cause our net income and net income per share to be significantly reduced.

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

We are currently under Internal Revenue Service (the “IRS”) audit of our United States federal income tax return for the fiscal years ended 2003 and 2004. As of June 30, 2006, the IRS has issued only one proposed adjustments to the amounts reflected by us on our return for $88,000 for which we have already provided a reserve. However, the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations. If the IRS audit results in assessment of additional taxes due, our results of operations may be adversely affected for the period in which the matter is ultimately resolved or an unfavorable outcome becomes probable and reasonably estimable.

We may lose market share and be required to reduce prices as a result of competition

The market for our products is highly competitive, dynamic, and subject to rapidly changing technology. Pricing pressure in the market has increased as competitors have lowered prices and engaged in more aggressive discounting. If such pricing pressure continues, it could have an adverse effect on our margins.

We compete primarily against other providers of data and database management, data performance and availability, enterprise data design and modeling, and data movement technologies, which include Computer Associates, Quest Software, BMC Software, Informatica Corporation, and other independent software vendors. Our products also compete with products offered by database software manufacturers, including Oracle, Microsoft, Sybase and IBM. Some of these competing products are provided at no charge to their customers. We expect that companies such as Oracle, Microsoft, Sybase, and IBM will continue to develop and incorporate into their products applications which compete with our products and may take advantage of their substantial technical, financial, marketing and distribution resources in those efforts. We may not be able to compete effectively with those products or efforts, which could significantly harm our business and operating results.

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

In addition, since our acquisition of SHC Ambeo Acquisition Corp. in 2005, we have been competing in the data security market. While industry analysts project the market for data security to grow rapidly competition has been strong and in addition to our traditional competitors, we face competition from new competitors with broad security expertise. If the market for strategic data management solutions grows, some of our competitors may increase their focus on offering software directly competitive with ours, whether by internal development, external development, or acquisition. Our competitors may also attempt to keep us from integrating our software with theirs, making it more difficult for our customers to adopt our software. If such increased competition were to result in resistance to integration of our software with the software of these competitors, we may have difficulty entering markets where our competitors have strong market positions.

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

In October 2005, we completed the acquisition of SHC Ambeo Acquisition Corp. (“Ambeo”), a privately-held company providing database auditing and activity monitoring products. We may make additional strategic acquisitions of companies, products, or technologies as necessary in order to implement our business strategy. If we are unable to successfully integrate these acquisitions with our existing operations, we may not receive the intended benefits of such acquisitions and the revenues and operating results of the combined company may decline. Any acquisition may disrupt our operations and divert management’s attention from day-to-day operations.

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

We adopted SFAS No. 142 on January 1, 2002, and, as a result, we ceased to amortize goodwill. We now test our goodwill for impairment on an annual basis or in the event of a significant change in our business. We performed our impairment test in September 2005 and determined that there had been no impairment to our goodwill. As of June 30, 2006, our goodwill balance was $14.1 million. In the future, if we determine that this goodwill has been impaired, we will be required to take a non-recurring charge to write down this asset, which would adversely affect our earnings and book value.

Increased costs associated with corporate governance compliance may significantly impact our results of operations.

Changing laws, regulations and standards relating to corporate governance, public disclosure and compliance practices, including the Sarbanes-Oxley Act of 2002, new SEC regulations and NASDAQ National Market rules, are creating uncertainty for companies such as ours in understanding and complying with these laws, regulations and standards. As a result of this uncertainty and other factors, devoting the necessary resources to comply with evolving corporate governance and public disclosure standards has resulted in increased general and administrative expenses and a diversion of management time and attention to compliance activities. Our compliance costs in 2005 were lower than in 2004 as we were able to better control our costs in our second year of compliance with the requirements of the Sarbanes-Oxley Act of 2002. However, these costs could increase in 2006 or in the future. In addition, these developments may make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain such coverage. Moreover, we may not be able to comply with these more stringent rules and regulations on a timely basis. These developments could make it more difficult for us to attract and retain qualified members of our board of directors or qualified executive officers.

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

The Sarbanes-Oxley Act imposes duties on us, our executives, and directors. As of December 31, 2004, we reported that our internal control over financial reporting was not effective and identified certain material weaknesses. During 2005, we took actions to remediate those weaknesses and concluded that, as of December 31, 2005, our internal controls over financial reporting were effective. However, we are required to assess, test and evaluate the design and operating effectiveness of our internal control over financial reporting each year end and we cannot predict the outcome of our testing in future periods. If we conclude in future periods that our internal controls over financial reporting is not effective, we may be required to change our internal controls over financial reporting to remediate deficiencies, investors may lose confidence in the reliability of our financial statements, and we may be subject to investigation and sanctions by regulatory authorities. Also, if we identify areas of our internal controls over financial reporting that require improvement, we could incur additional expenses to implement enhanced processes and controls to address such issues. Any such events could adversely affect our financial results and may result in a negative reaction in the stock market.

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

Our executive officers and directors, in the aggregate, beneficially held more than 24% of our outstanding common stock as of June 30, 2006. These stockholders, if acting together, can significantly influence all matters requiring approval by our stockholders, including the approval of equity compensation plans, the election of directors and the approval of mergers or other business combination transactions.

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

(c) Pursuant to our publicly announced stock repurchase program approved by our Board of Directors in September 2001 and amended as of July 2002, July 2004 and October 2004, we are authorized to repurchase up to an aggregate of 4,230,000 shares of common stock. Under this stock repurchase program, depending on market conditions and other factors, we may make repurchases from time to time in the open market and in negotiated transactions, including block transactions. This stock repurchase program may be terminated at any time. During the six months ended June 30, 2006, we did not repurchase any stock under the stock repurchase program.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

(a) Exhibits:

The following documents are furnished as Exhibits to this Report:

10.1	Lease agreement between Embarcadero Technologies Australia Pty Ltd and Vulcann Pty Ltd.

10.2	Letter Agreement between Embarcadero Technologies, Inc. and Michael Shahbazian dated July 27, 2006.

31.1	Certification of Stephen Wong pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Michael Shahbazian pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Stephen Wong pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Michael Shahbazian pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EMBARCADERO TECHNOLOGIES, INC .

By:	/s/ MICHAEL SHAHBAZIAN
Michael Shahbazian
Senior Vice President and Chief Financial Officer

Date: August 8, 2006