Form 10-Q
period 2006-09-30
EMBARCADERO TECHNOLOGIES INC
filed 2007-05-24
CIK 1107112

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006.

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

The number of shares outstanding of the Registrant’s Common Stock as of May 1, 2007 was 26,134,970.

EMBARCADERO TECHNOLOGIES, INC.

EXPLANATORY NOTE

In this Form 10-Q, we are restating our condensed consolidated balance sheet as of December 31, 2005, the related consolidated statements of operations for the three and nine months ended September 30, 2005, and the related consolidated statement of cash flows for the nine months ended September 30, 2005, as a result of an independent review of the Company’s historical stock option practices and related accounting that was conducted by a Special Committee of our Board of Directors, as well as for sales tax adjustments for prior periods. This restatement is more fully described in Note 2, “Restatement of Condensed Consolidated Financial Statements,” in Notes to Condensed Consolidated Financial Statements and in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” In our Annual Report on Form 10-K for the year ended December 31, 2006, being filed concurrently with the SEC (the “2006 Form 10-K”), we are restating our audited consolidated financial statements and related disclosures as of December 31, 2005 and for the years ended December 31, 2005 and 2004, and our consolidated statement of operations data and consolidated balance sheet data included in Item 6, “Selected Consolidated Financial Data” for the years ended December 31, 2005, 2004, 2003 and 2002. In addition, we are restating the unaudited quarterly financial information and financial statements for interim periods of 2005 and unaudited condensed financial statements for the first and second quarters of 2006.

Previously filed annual reports on Form 10-K and quarterly reports on Form 10-Q for the periods affected by the restatements have not been amended and, as such, should not be relied upon. On December 18, 2006, we issued a press release announcing that, although we had not yet concluded which specific periods would require restatement, the Audit Committee of our Board had concluded that our previously issued financial statements should no longer be relied upon.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

EMBARCADERO TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	September 30, 2006	December 31, 2005 (1) As Restated (2)
Assets
Current assets:
Cash and cash equivalents	$17,702	$7,943
Short-term investments	53,204	52,026
Trade accounts receivable, net	7,396	9,407
Prepaid expenses and other current assets	1,558	1,863
Deferred income taxes	397	377

Total current assets	80,257	71,616
Property and equipment, net	1,693	2,059
Goodwill	14,188	13,920
Other intangible assets, net	2,313	3,037
Deferred income taxes	4,852	4,852
Other assets, net	25	24

Total assets	$103,328	$95,508

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$652	$817
Accrued liabilities	7,797	6,015
Capital lease obligations	103	161
Deferred revenue	16,285	15,802

Total current liabilities	24,837	22,795
Long-term deferred revenue	281	180
Long-term capital lease obligations	16	87
Long-term restructuring accrual	550	1,061

Total liabilities	25,684	24,123

Commitments and contingencies (Note 11)
Stockholders’ Equity:
Common stock: $0.001 par value	26	26
Treasury stock	(20,664)	(20,664)
Additional paid-in capital	99,668	99,597
Accumulated other comprehensive income	653	333
Deferred stock-based compensation	—	(2,363)
Accumulated deficit	(2,039)	(5,544)

Total stockholders’ equity	77,644	71,385

Total liabilities and stockholders’ equity	$103,328	$95,508

(1)	The balance sheet as of December 31, 2005 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.
(2)	The condensed consolidated balance sheet as of December 31, 2005 has been restated to reflect the adjustments discussed in Note 2, “Restatement of Condensed Consolidated Financial Statements,” in Notes to Condensed Consolidated Financial Statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

EMBARCADERO TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005 As restated (1)	2006	2005 As restated (1)
Revenues:
License	$6,426	$7,136	$19,709	$19,737
Maintenance	8,467	7,639	24,670	22,193

Total revenues	14,893	14,775	44,379	41,930

Cost of revenues:
License	187	232	473	561
Amortization of acquired technology	199	145	597	844
Maintenance	631	526	1,972	1,586

Total cost of revenues	1,017	903	3,042	2,991
		—	—	—

Gross profit	13,876	13,872	41,337	38,939

Operating expenses:
Research and development	4,030	3,897	13,108	11,810
Sales and marketing	5,068	5,250	16,750	16,460
General and administrative	3,209	1,831	7,890	6,709
Litigation settlement charge, net	—	—	—	573

Total operating expenses	12,307	10,978	37,748	35,552

Income from operations	1,569	2,894	3,589	3,387
Other income net	541	351	1,449	923
Cumulative effect of change in accounting principle	—	—	200	—

Income before provision for income taxes	2,110	3,245	5,238	4,310
Provision for income taxes	(697)	(905)	(1,739)	(1,202)

Net Income	$1,413	$2,340	$3,499	$3,108

Basic	$0.05	$0.09	$0.14	$0.12

Diluted	$0.05	$0.09	$0.13	$0.11

Weighted average shares used in per share calculation:
Basic	25,855	25,749	25,811	25,898

Diluted	27,278	27,127	27,381	27,433

Non-cash stock based compensation included in the above expenses:
Cost of revenues	3	(1)	44	6
Research and development	168	58	598	447
Sales and marketing	101	140	481	435
General and administrative	273	154	998	388

(1)	See Note 2, “Restatement of Condensed Consolidated Financial Statements,” in Notes to Condensed Consolidated Financial Statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

EMBARCADERO TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2006	2005 As Restated (1)
Cash from operating activities:
Net income	$3,499	$3,108
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	926	1,059
Provision for doubtful accounts	66	—
Amortization of acquired technology	597	1,107
Amortization of other intangible assets	126	—
Stock-based compensation expense	2,121	1,266
Cumulative effect of change in accounting principle	(200)	—
Issuance of options in exchange for services	—	10
Deferred income taxes, net	(20)	(248)
Tax benefit arising from disqualifying disposition of stock options	—	144
Changes in assets and liabilities:
Trade accounts receivable	2,103	1,232
Prepaid expenses and other assets	415	(328)
Accounts payable and accrued liabilities	925	505
Deferred revenue	410	442

Net cash provided by operating activities	10,968	8,297

Cash from investing activities:
Purchase of investments	(12,298)	(70,585)
Maturities of investments	11,120	69,490
Purchase of property and equipment	(540)	(337)
Capitalized acquisition costs	(5)	(62)

Net cash used in investing activities	(1,723)	(1,494)

Cash from financing activities:
Payments for repurchase of common stock	—	(3,196)
Payments of principal under capital lease obligation	(129)	(120)
Proceeds from exercise of stock options	520	386

Net cash provided by (used in) financing activities	391	(2,930)

Effect of exchange rate changes on cash and cash equivalents	123	(160)
Net increase in cash and cash equivalents	9,759	3,713
Cash and cash equivalents at the beginning of the period	7,943	7,422

Cash and cash equivalents at the end of the period	$17,702	$11,135

(1)	See Note 2, “Restatement of Condensed Consolidated Financial Statements,” in Notes to Condensed Consolidated Financial Statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

EMBARCADERO TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1—THE COMPANY AND BASIS OF PRESENTATION

Embarcadero Technologies, Inc. (with its subsidiaries, collectively referred to as “the Company”) was incorporated in California on July 23, 1993, and reincorporated in Delaware on February 15, 2000. The Company provides strategic data management solutions that help organizations cost-effectively build, optimize, test and manage their critical data, database and application infrastructures. The Company is headquartered in San Francisco, California and has international operations in Maidenhead, United Kingdom; Munich, Germany; Iasi, Romania; Toronto, Canada; and Melbourne, Australia.

The Company markets its software and related maintenance services directly through telesales and field sales organizations in North America, the United Kingdom and Australia, and indirectly through original equipment manufacturers (OEMs), independent distributors and resellers worldwide.

The accompanying unaudited condensed consolidated financial statements reflect all adjustments, which, in the opinion of the Company, are necessary for a fair statement of the results for the interim periods presented. All such adjustments are normal recurring adjustments. These financial statements have been prepared in accordance with generally accepted accounting principles related to interim financial statements and the applicable rules of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The balance sheet at December 31, 2005, was derived from the audited and subsequently restated financial statements, but it does not include all disclosures required by accounting principles generally accepted in the United States of America for complete financial statements.

The financial statements and related disclosures have been prepared with the presumption that users of the interim financial information have read or have access to the audited financial statements for the preceding fiscal year. As a result of the restatement of previously issued financial statements discussed in Note 2 below, these financial statements should be read in conjunction with the restated audited financial statements of the preceding fiscal year and the related notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, being filed concurrently with Securities and Exchange Commission.

Operating results for the three and nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2006 or for any future period. Further, the preparation of condensed consolidated financial statements requires management to make estimates and assumptions that affect the recorded amounts reported therein. A change in facts or circumstances surrounding the estimates could result in a change to the estimates and impact future operating results.

NOTE 2 — RESTATEMENT OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Restatement of Previously Issued Financial Statements

In this Form 10-Q, Embarcadero Technologies Inc. is restating its condensed consolidated balance sheet as of December 31, 2005, the related consolidated statements of operations for the three and nine months ended September 30, 2005, and the related consolidated statement of cash flows for the nine months ended September 30, 2005, as a result of an independent review of the Company’s historical stock option practices and related accounting that was conducted by a Special Committee of the Company’s Board of Directors, as well as for sales tax adjustments for prior periods. In the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, being filed concurrently with the SEC (the “2006 Form 10-K”), the Company is restating its consolidated balance sheet as of December 31, 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the fiscal years ended December 31, 2005 and

2004. The 2006 Form 10-K also reflects the restatement of “Selected Consolidated Financial Data” in Item 6 for the fiscal years ended December 31, 2005, 2004, 2003, and 2002. In addition, the Company is restating its unaudited quarterly financial information and financial statements for interim periods of 2005 and unaudited condensed financial statements for the first two quarters of 2006.

Previously filed annual reports on Form 10-K and quarterly reports on Form 10-Q for the periods affected by the restatements have not been amended and, as such, should not be relied upon. On December 18, 2006, we issued a press release announcing that, although we had not yet concluded which specific periods would require restatement, the Audit Committee of our Board had concluded that our previously issued financial statements should no longer be relied upon.

Stock Options Adjustments

On November 10, 2006, the Company announced that the Audit Committee had begun a review of two past stock option grants. The scope of the Audit Committee’s investigation expanded after an initial review of the evidence suggested that there might be problems with other option grants. As part of the expanded scope, the Audit Committee’s advisors determined that there were potential issues with one of the grants to outside directors, including directors who currently serve on the Board and/or the Audit Committee. As a result, on December 8, 2006, the Board formed the Special Committee. The Special Committee’s review covered all option grants made to employees, directors and consultants from the Company’s initial public offering in April 2000 to August 2006. During this period, the Company issued 1,086 individual option grants on 119 separate dates. As part of its investigation, the Special Committee reviewed documents (both hard copy and electronic) and conducted interviews of directors and employees (current and past) and others with knowledge of the Company’s options practices. The Special Committee concluded that about half of the grants under review were misdated and mispriced. The misdated grants occurred from the time of the initial public offering until March 2005.

To determine the correct measurement dates for these options under applicable accounting principles, the Company followed the guidance in Accounting Principles Board Opinion No. 25 (“APB No. 25”), which deems the “measurement date” as the first date on which all of the following are known: (1) the individual employee who is entitled to receive the option grant; (2) the number of options that an individual employee is entitled to receive; and (3) the option’s exercise price. In addition, the “measurement date” cannot be earlier than the date on which the grant is approved. In instances where we determined we could not rely on the original grant date for an option, we determined corrected measurement dates based on our ability to establish or confirm, in our reasonable judgment, whether through other documentation, consistent or established Company practice or processes, or credible circumstantial information, that all requirements for the proper granting of the option had been satisfied under applicable accounting principles.

In addition to accounting adjustments due to measurement date changes, the Company found accounting errors relating to: “repricing” of grants; grants to non-employees for which an incorrect amount of stock compensation expense had been recognized; modifications of grants for which an incorrect amount of stock compensation expense had been recognized; and one grant of a discounted option for which no stock compensation expense had been recognized. The accounting adjustments resulting from these errors represent less than 10% of the total cumulative adjustment to stock compensation expense.

We have determined that the total cumulative stock compensation expense resulting from the errors described above was $14.6 million. In this Form 10-Q, we recorded an adjustment to stock compensation expense of $128,000 and $51,000 for the three and nine months ended September 30, 2005, respectively, and a total of $14.4 million prior to fiscal 2005. There was no impact on revenue or net cash provided by operating activities during any of these periods as a result of this additional stock compensation expense.

Sales Tax Liability Accrual

In August 2006, the Company identified states where the Company has established sales tax nexus and had not registered to file sales tax in those states. The sales tax nexus rules dictate that the hiring of sales employees in the state would result in sales tax nexus even if there were no physical office in that state and the employee worked from his/her home office.

In some states, the Company filed for amnesty under the Streamline Sales Tax Project (“SSTP”) which relieved the Company from past due sales tax liability but committed the Company to report and file in all of the states in the SSTP. For the non-SSTP states, with the assistance of an outside consultant, the Company filed voluntary disclosure agreements to get current with past due amounts and to start to collect and remit sales taxes in states where the Company has established sales tax nexus. The cumulative net expense resulting from the failure to register and file sales tax in various states was $0.7 million to fiscal 2005. In this Form 10-Q, we recorded an adjustment to sales tax expense of $0.08 million and $0.2 million for the three and nine months ended September 30, 2005, respectively, and a total of $0.4 million prior to fiscal 2005. There was no impact on revenue or net cash provided by operating activities during any these periods as a result of this sales tax accrual expense.

Tax Impact of the Restatement

Our deferred tax asset was previously reported as $2.9 million; however the restatement resulted in a cumulative increase to our gross deferred tax assets of approximately $2.4 million as of December 31, 2005, and an offsetting cumulative reduction of additional paid-in capital of $2.7 million. As reported in the results of operations, there is a related reduction to the income tax provision of approximately $0.3 million for 2000, $1.6 million for 2001, $1.5 million for 2002, $1.3 million for 2003, $0.2 million for 2004, and $0.2 million for 2005 relating to the additional stock compensation expense recorded by us. Additionally, there is no material impact on our consolidated financial statements arising from the impact of Section 409A of the Internal Revenue Code (the “Code”) or the limitations on deduction of executive stock compensation expense in Section 162(m) of the Code.

The cumulative effect of the restatement adjustments on our consolidated balance sheet at December 31, 2005 was an increase in additional paid-in capital, offset by a corresponding increase in the accumulated deficit and deferred compensation, which results in no net effect on stockholders’ equity. The adjustments decreased previously reported net income per share by $0.01 for the year ended December 31, 2005.

The incremental impact on the condensed consolidated income statement from recognizing stock-based compensation expense and sales tax adjustments through December 31, 2005, is summarized as follows (in thousands):

	Total cumulative effect at December 31, 2005	December 31, 2005	December 31, 2004	Total cumulative effect at December 31, 2003	December 31, 2003	December 31, 2002	December 31, 2001	December 31, 2000
Net income, as reported		$4,337	$1,988
Additional compensation expense	$(14,571)	(152)	(306)	$(14,113)	$(3,123)	$(4,333)	$(5,042)	$(1,615)
Additional sales tax expense	(724)	(322)	(266)	(136)	(136)	—	—	—
Tax effect	5,036	188	217	4,631	1,262	1,519	1,561	289

Total decrease to net income	$(10,259)	(286)	(355)	$(9,618)

Net income as restated		$4,051	$1,633

The incremental impact on the condensed consolidated income statement from recognizing stock-based compensation expense and sales tax adjustments for the nine months ended September 30, 2005, is as follows:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2005	2005
Net income, as reported	$2,355	$3,117
Additional compensation expense	(128)	(51)
Additional sales tax expense	(88)	(248)
Tax effect	201	290

Net income, as restated	$2,340	$3,108

Effects of the Restatement Adjustments

The incremental impact on the condensed consolidated balance sheet from recognizing stock-based compensation expense and sales tax adjustments through December 31, 2005 is summarized as follows:

EMBARCADERO TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

(unaudited)

	December 31, 2005
	As Reported	Adjustment	As Restated
Assets
Current assets:
Cash and cash equivalents	$7,943		$7,943
Short-term investments	52,026		52,026
Trade accounts receivable, net	9,407		9,407
Prepaid expenses and other current assets	1,863		1,863
Deferred income taxes	377		377

Total current assets	71,616		71,616

Property and equipment, net	2,059		2,059
Goodwill	13,920		13,920
Other intangible assets, net	3,037		3,037
Deferred income taxes	2,500	$2,352	4,852
Other assets, net	24		24

Total assets	$93,156	$2,352	$95,508

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$817		$817
Accrued liabilities	5,291	$724	6,015
Deferred tax liability	161		161
Capital lease obligations			—
Deferred revenue	15,802		15,802

Total current liabilities	22,071		22,795

Long-term deferred revenue	180		180
Long-term capital lease obligations	87		87
Long-term restructuring accrual	1,061		1,061

Total liabilities	23,399	724	24,123

Commitments and contingencies
Stockholders’ Equity:
Common stock: $0.001 par value	26		26
Treasury stock	(20,664)		(20,664)
Additional paid-in capital	87,295	12,302	99,597
Accumulated other comprehensive income	333	—	333
Deferred stock-based compensation	(1,948)	(415)	(2,363)
Retained earnings (accumulated deficit)	4,715	(10,259)	(5,544)

Total stockholders’ equity	69,757	1,628	71,385

Total liabilities and stockholders’ equity	$93,156	$2,352	$95,508

The incremental impact on the condensed consolidated statements of operations from recognizing stock-based compensation expense and sales tax adjustments through December 31, 2005 is summarized as follows:

EMBARCADERO TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(in thousands, except per share data)

	Three Months Ended September 30, 2005			Nine Months Ended September 30, 2005
	As Reported	Adjustment	As Restated	As Reported	Adjustment	As Restated
(unaudited)
Revenues:
License	$7,136	$—	$7,136	$19,737	$—	$19,737
Maintenance	7,639	—	7,639	22,193	—	22,193

Total revenues	14,775	—	14,775	41,930	—	41,930

Cost of revenues:
License	232	—	232	561	—	561
Amortization of acquired technology	145	—	145	844	—	844
Maintenance	526	—	526	1,588	(2)	1,586

Total cost of revenues	903	—	903	2,993	(2)	2,991

Gross profit	13,872	—	13,872	38,937	(2)	38,939

Operating expenses:
Research and development	3,868	29	3,897	11,650	160	11,810
Sales and marketing	5,218	32	5,250	16,479	(19)	16,460
General and administrative	1,676	155	1,831	6,550	159	6,709
Litigation settlement charge, net	—	—	—	573	—	573

Total operating expenses	10,762	216	10,978	35,252	300	35,552

Income (loss) from operations	3,110	(216)	2,894	3,685	(298)	3,387
Other income, net	351	—	351	923	—	923

Income (loss) before provision for income taxes	3,461	(216)	3,245	4,608	(298)	4,310
Benefit from (provision for) income taxes	(1,106)	201	(905)	(1,491)	289	(1,202)

Net income (loss)	$2,355	$(15)	$2,340	$3,117	$(9)	$3,108

Net income per share:
Basic	$0.09	$—	$0.09	$0.12	$—	$0.12

Diluted	$0.09	$—	$0.09	$0.11	$—	$0.11

Basic	25,749	—	25,749	25,898	—	25,898

Diluted	27,087	40	27,127	27,290	143	27,433

Non-cash stock-based compensation included in the above expenses:
Cost of revenues	$(1)	$—	$(1)	$6	$(2)	$4
Research and development	29	29	58	287	160	447
Sales and marketing	108	32	140	454	(19)	435
General and administrative	87	67	154	476	(88)	388

The following table presents the effects of the restatement adjustments on the Company’s previously reported condensed consolidated statements of cash flows (in thousands):

EMBARCADERO TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands) (unaudited)

	Nine Months Ended September 30, 2005
	As reported	Adjustment	As Restated
Cash from operating activities:
Net income	$3,117	$(9)	$3,108
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,059	—	1,059
Amortization of acquired technology	1,107	—	1,107
Amortization of other intangible assets	—	—	—
Amortization of deferred stock-based compensation	1,213	53	1,266
Issuance of options in exchange for services	10	—	10
Deferred income taxes, net	43	(291)	(248)
Tax benefit arising from disqualifying disposition of stock options	144	—	144
Changes in assets and liabilities:
Trade accounts receivable	1,232	—	1,232
Prepaid expenses and other assets	(328)	—	(328)
Accounts payable and accrued liabilities	258	247	505
Deferred revenue	442	—	442

Net cash provided by operating activities	8,297	0	8,297

Cash from investing activities:
Purchase of investments	(70,585)	—	(70,585)
Maturities of investments	69,490	—	69,490
Purchase of property and equipment	(337)	—	(337)
Capitalized Acquisition costs	(62)	—	(62)

Net cash used in investing activities	(1,494)	—	(1,494)

Cash from financing activities:
Payments for repurchase of common stock	(3,196)	—	(3,196)
Payments of principal under capital lease obligation	(120)	—	(120)
Proceeds from exercise of stock options	386	—	386

Net cash provided by (used in) financing activities	(2,930)	—	(2,930)

Effect of exchange rate changes on cash and cash equivalents	(160)	—	(160)
Net increase in cash and cash equivalents	3,713		3,713
Cash and cash equivalents at the beginning of the period	7,422	—	7,422

Cash and cash equivalents at the end of the period	$11,135	$—	$11,135

FAS 123 Disclosure

In addition to the adjustment of $14.6 million recognized through fiscal 2005, $2.4 million of unamortized deferred compensation related to the restatement remained as of December 31, 2005. As required by SFAS 123(R), which was adopted on January 1, 2006, the total unamortized deferred compensation of $2.4 million has been reclassified to additional paid-in capital in the Company’s consolidated balance sheet. Beginning in 2006, the stock-based compensation relating to the restatement has been calculated under the provisions of SFAS 123(R) and is insignificant for the three and nine months ended September 30, 2006.

The following table presents the effect of the related adjustments on the pro forma calculation of the net income and net income per share for the three and nine months ended September 30, 2005, respectively (in thousands, except per share amounts):

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
	As Restated	As Restated
Income:
Net income - as reported (as restated)	$2,340	$3,108
Add: Employees stock-based compensation expense included in net income, net of tax	245	814
Less: stock-based compensation expense determined under fair value, net of tax	(640)	(2,109)

Pro Forma Net income	$1,945	$1,813

Basic net income per share:
As reported (as restated)	$0.09	$0.12

Pro Forma	$0.08	$0.07

Diluted net income per share:
As reported (as restated)	$0.09	$0.11

Pro Forma	$0.07	$0.07

NOTE 3 —SIGNIFICANT ACCOUNTING POLICIES

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

The adoption of SFAS 123(R) resulted in a cumulative effect of a change in accounting principle consisting of a benefit from $0.2 million in the nine months ended September 30, 2006, which reflects the cumulative impact of estimating future forfeitures related to stock grants previously expensed in the income statement under APB 25, in the determination of period expense, rather than recording forfeitures when they occur as previously permitted.

Under SFAS 123(R), the Company recognized $0.3 million and $1.1 million, net of taxes, of compensation expense related to stock options and employee stock purchases in the three and nine months ended September 30, 2006, respectively. The following table summarizes stock-based compensation expense related to employee stock options and employee stock purchases under SFAS 123(R) for the three and nine months ended September 30, 2006, which was allocated as follows (in thousands, except per share amounts):

	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006
Stock-based compensation expense included in:
Cost of revenues	$3	$44
Research and development	168	598
Sales and marketing	101	481
General and administrative	273	998

Stock-based compensation expense included in operating earnings	545	2,121
Cumulative effect of change in accounting principle	—	(200)

Stock-based compensation expense included in pretax income	545	1,921
Tax benefit	(222)	(782)

Stock-based compensation expense, net of tax	$323	$1,139

SFAS 123(R) requires us to present pro forma information for the comparative periods prior to its adoption as if we had accounted for all our employee stock options under the fair value method of the original SFAS 123. The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation in the prior-year periods (in thousands, except per share amounts):

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
	As Restated	As Restated
Income:
Net income - as reported (as restated)	$2,340	$3,108
Add: employees stock-based compensation expense included in net income, net of tax	245	814
Less: stock-based compensation expense determined under fair value, net of tax	(640)	(2,109)

Pro Forma Net income	$1,945	$1,813

Basic net income per share:
As reported (as restated)	$0.09	$0.12

Pro Forma	$0.08	$0.07

Diluted net income per share:
As reported (as restated)	$0.09	$0.11

Pro Forma	$0.07	$0.07

(1)	See Note 2, “Restatement of Condensed Consolidated Financial Statements,” in Notes to Condensed Consolidated Financial Statements.

Upon adoption of SFAS 123(R), the Company continued to calculate the value of each employee stock option, estimated on the date of grant, using the Black-Scholes model in accordance with SFAS 123(R). The weighted-average estimated values of employee stock options granted during the three and nine months ended September 30, 2006, were $2.75 per share and $2.93 per share, respectively, using the following weighted-average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Risk-free interest rate	5.00%	4.03%	4.87%	3.94%
Expected life	4 years	3 years	4 years	3 years
Expected dividends	—	—	—	—
Volatility	55%	64%	55%	68%

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

The Company uses a blended volatility rate combining historical stock price volatility and market-implied volatility as the expected volatility assumption required in the Black-Scholes model, consistent with SFAS 123(R) and Staff Accounting Bulletin No. 107. Prior to the first quarter of fiscal 2006, the Company used historical stock price volatility in accordance with SFAS 123 for purposes of its pro forma information. The selection of the blended volatility using a combination of historical stock price and market-implied volatility was based upon the availability of actively traded options on the Company’s stock with a term of three months or greater and the Company’s assessment of the implied volatility which is also representative of future stock price especially when combined with historical trends in volatility.

Recent Accounting Pronouncements

In July 2006, FASB issued FASB Interpretation No. 48, “ Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109 ” (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that we recognize in our financial statements the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of our 2007 fiscal year. The differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption will be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. As a result, the Company will increase its reserves for uncertain tax positions by $0.2 million including interest and penalties as a cumulative adjustment to the beginning balance of retained earnings. At the adoption date of January 1, 2007, the Company will have approximately $2.0 million of unrecognized tax benefits, $1.8 million of which would affect our income tax expense if recognized and the remaining balance of the unrecognized tax benefits would be an adjustment to goodwill.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value instruments. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 17, 2007, and interim periods within those fiscal years. The Company is reviewing SFAS 157 and has not yet determined the impact, if any, on its financial position or results of operations.

In September 2006, the SEC Staff released Staff Accounting Bulletin (“SAB”) No. 108, “ Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements .” SAB No. 108 provides guidance on the process of quantifying materiality of financial statement misstatements. SAB No. 108 is effective for fiscal years ending after November 15, 2006, with early application for the first interim period ending after November 15, 2006. The adoption of SAB No. 108 did not have a material impact on our financial position, results of operations, or cash flows.

NOTE 4 —OTHER COMPREHENSIVE INCOME (LOSS)

Other comprehensive income (loss) consists of unrealized gain (loss) on available-for-sale investments and foreign currency translation adjustments during the period.

The components of other comprehensive income are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005 (As Restated)	2006	2005 (As Restated)
	(unaudited)		(unaudited)
Net income	$1,413	$2,340	$3,499	$3,108
Unrealized loss on available-for-sale investments	—	—	—	(5)
Foreign currency translation adjustments	121	(89)	320	(392)

Comprehensive income	$1,534	$2,251	$3,819	$2,711

NOTE 5 —EARNINGS PER SHARE

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

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net income per share is as follows (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005 As restated	2006	2005 As restated
Calculation of basic net income per share:
Net income	$1,413	$2,340	$3,499	$3,108

Weighted average common shares outstanding	25,855	25,749	25,811	25,898

Net income per share, basic	$0.05	$0.09	$0.14	$0.12

Calculation of diluted net income per share:
Net income	$1,413	$2,340	$3,499	$3,108
Weighted average - common shares outstanding	25,855	25,749	25,811	25,898
Dilutive securities - common stock options and non-vested shares	1,423	1,378	1,570	1,535

Weighted average - common shares outstanding and potentially dilutive common shares	27,278	27,127	27,381	27,433

Net income per share, diluted	$0.05	$0.09	$0.13	$0.11

Anti-dilutive common stock and non-vested common stock, not included in net income per share calculation:	2,636	2,406	2,961	2,271

NOTE 6 —ACCOUNTING FOR GOODWILL

The Company’s goodwill balance as of September 30, 2006 is $14.2 million compared to $13.9 million as of December 31, 2005. The change was due to foreign currency translation. The Company performed its annual goodwill impairment test in September 2006 and determined that there had been no impairment to its goodwill. There can be no assurance, however, that a material impairment charge will not be recorded in the future.

NOTE 7 —CAPITALIZED SOFTWARE DEVELOPMENT COSTS

The Company accounts for certain software development costs, including purchased software, in accordance with SFAS No. 86, “Accounting for Costs of Computer Software to be Sold, Leased or Otherwise Marketed.” In three and nine months ended September 30, 2006 and 2005, the Company did not capitalize any software development costs because no costs met the definition for capitalization. Capitalized software is typically amortized over a period of 36 months. The remaining lives of the capitalized software at September 30, 2006 are between 15 and 27 months. The capitalized software development costs are as follows (in thousands):

	As of September 30, 2006			As of December 31, 2005
	(unaudited)
	Gross Amortization Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Amortization Carrying Amount	Accumulated Amortization	Net Carrying Amount
Capitalized software	$8,546	$6,919	$1,627	$8,546	$6,321	$2,225

The net capitalized software costs are included in long-term “Other intangible assets, net” on the Company’s balance sheet.

NOTE 8 —RESTRUCTURING AND IMPAIRMENT LOSS

During the year ended December 31, 2004, the Company recorded a restructuring and impairment charge of $4.1 million related to the consolidation of our office leases in San Francisco. The restructuring charge included a $2.8 million charge, which represented the net present value of the Company’s future contractual lease obligations, net of any sublease income, and $0.6 million of other expenses, principally lease commissions, legal fees and other subtenant allowances. In addition to the restructuring provision, the Company abandoned approximately $0.7 million of leasehold improvements and excess furniture and fixtures.

A summary of the restructuring accrual is as follows (in thousands):

	Facility Leases, Net of Sublease Income	Other Restructuring Expenses	Total
Balance as of December 31, 2005	$1,692	$4	$1,696
Net cash payments during the nine months ended September 30, 2006	$(559)	—	$(559)

Balance as of September 30, 2006	$1,133	$4	$1,137

As of September 30, 2006, approximately $550,000 of the restructuring accrual is recorded as long-term liabilities.

NOTE 9 —TREASURY STOCK

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

	Number of Shares (in thousands)	Cost of Repurchase (in thousands)	Average Cost
Initial repurchase program authorized in September 2001	1,000
Increase in repurchase program authorized in July 2002	1,230
Increase in repurchase program authorized in July 2004	1,000
Increase in repurchase program authorized in October 2004	1,000

Total authorized for repurchase	4,230

Shares repurchased in 2001	219	$1,781	$8.13
Shares repurchased in 2002	712	3,335	4.68
Shares repurchased in 2003	231	1,171	5.07
Shares repurchased in 2004	1,519	11,182	7.36
Shares repurchased in 2005	554	3,195	5.76

Total shares repurchased	3,235	$20,664	$6.39

Remaining shares available for repurchase at September 30, 2006	995

NOTE 10 —SEGMENT AND GEOGRAPHIC REPORTING

Operating segments are components of a business enterprise, the individual operations where the chief operating decision maker applies his decisions to allocate the resources to the different segments and to make assessments on the segments’ performances. By this definition, the Company operates only in one reportable operating segment; the design, development, marketing, sales and support of software for database and application development and management.

The Company’s geographic sales data is based on customer location as defined by the following regions: North America, Europe, the Middle East, and Africa (“EMEA”) and Australia and Asia (“APAC”). The Company’s wholly owned subsidiary, Embarcadero Europe Ltd., transacts all sales in EMEA. Our San Francisco headquarters transacts all sales in North America and APAC. Various distributors and resellers handle sales in regions outside Europe, the Middle East, Australia, Africa and North America.

Revenues and long-lived assets by geographic regions are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(unaudited)		(unaudited)
Revenues:
North America (1)	$11,571	$11,936	$35,260	$34,642
EMEA	2,206	2,412	6,210	5,938
APAC	1,117	427	2,910	1,351

Total	$14,893	$14,775	$44,379	$41,930

(1)	Includes gross revenues related to Canada of $291 and $592 for the three months ended September 30, 2006 and 2005, respectively, and $1,536 and $1,715 for the nine months ended September 30, 2006 and 2005, respectively.

Long-lived assets by geographic regions are as follows (in thousands):

	As of September 30, 2006	As of December 31, 2005
	(unaudited)
Long lived assets:
North America (2)	$1,531	$1,925
EMEA	135	118
APAC	27	16

Total	$1,693	$2,059

(2)	Includes long lived assets related to Canada of $258 and $229 as of September 30, 2006 and December 31, 2005, respectively.

NOTE 11 —COMMITMENTS AND CONTINGENCIES

Bank Credit Facility

A financial institution issued to the Company an irrevocable standby letter of credit for approximately $120,000 in relation to a real estate lease agreement executed in April 2004. The standby letter of credit will expire on June 1, 2008.

Leases

The Company leases office space and equipment under non-cancelable operating lease agreements that expire at various dates through 2011. The Company recognizes rent expense on a straight-line basis over the lease period and has accrued for rent expense incurred but not paid. Some of the lease agreements have renewal options ranging from one to five years. In April 2004, the Company announced a restructuring plan. As a part of that plan, the Company entered into a new five-year lease commitment and subleased the remainder of its long-term San Francisco office leases. The lease and subleases were executed in April 2004. The subleases will expire in July 2008. The Company’s net contractual sublease income over the remaining duration of the subleases is $493,000 receivable as follows: $67,000 in year 2006 and $269,000 in 2007 and $157,000 in 2008.

The Company entered into a three-year capital lease agreement in September 2004 for approximately $499,000 to finance the acquisition of certain furniture and fixtures and computer equipment. The capital lease agreement bears an interest rate of 6.1% per annum and has a $1 buyout option at its expiration in September 2007.

Gross lease payment and related obligations under the non-cancelable operating and capital lease as of September 30, 2006 are as follows (in thousands):

	Capital Lease	Operating Leases	Bank Letter of Credit	Total
2006	$45	$442	—	$487
2007	76	1,418	—	1,494
2008	—	903	$120	1,023
2009	—	483	—	483
2010	—	165	—	165
2011	—	21	—	21

Total minimum payments	121	$3,432	$120	$3,673

Less: amount representing interest	(2)

Present value of net minimum lease payments	$119

Contingencies

On February 9, 2007, a complaint was filed in the United States District Court for the Northern District of California captioned Murray v. Wong et al., C07-00872 SBA. The complaint, which names the Company as a nominal defendant, relates to the Company’s historical stock option grant practices and seeks to bring derivative claims on behalf of the Company against its directors and certain current and former executive officers. The complaint asserts claims under federal and state law including breaches of fiduciary duty, unjust enrichment, statutory violations and other violations of law. The Company is evaluating the lawsuit and intends to respond appropriately. We cannot estimate the ultimate outcome of this case as this preliminary stage.

On February 26, 2007 a complaint was filed in the Superior Court of the State of California, County of San Francisco, captioned Loeb v. Wong et al., CGC-07-460779. The complaint, which was amended on April 10, 2007, names the Company as a nominal defendant, relates to the Company’s historical stock option grant practices and seeks to bring derivative claims on behalf of the Company against its directors and certain current and former executive officers and agents. The amended complaint also seeks to bring direct claims against the Company and the other named defendants. The complaint asserts claims under state law including breaches of fiduciary duties, abuse of control, gross mismanagement, waste of corporate assets, unjust enrichment and violations of the California Corporations Code. The amended complaint also asserts direct putative class claims relating to the proposed merger with affiliates of Thoma Cressey Bravo, Inc. The Company is evaluating the lawsuit and intends to respond appropriately. We cannot estimate the ultimate outcome of this case as this preliminary stage.

On March 9, 2007, a complaint was filed in the United States District Court for the Northern District of California captioned Redwing v. Wong et al., C07-01401. The complaint, which names the Company as a nominal defendant, relates to the Company’s historical stock option grant practices and seeks to bring derivative claims on behalf of the Company against its directors and certain current and former executive officers. The complaint asserts claims under federal and state law including breaches of fiduciary duties, unjust enrichment, statutory violations and other violations of law. The Company is evaluating the lawsuit and intends to respond appropriately. We cannot estimate the ultimate outcome of this case as this preliminary stage.

The Company may be named as a defendant in additional securities litigation or derivative lawsuits by current or former stockholders based on the restated financial statements. Further, the Company may be subject to claims relating to adverse tax consequences with respect to stock options covered by the restatement. Defending against potential claims would likely require significant attention and resources of management and could result in significant legal expenses.

There are no other known material legal proceedings. However, the Company may, from time to time, become a party to legal proceedings arising in the normal course of business. The Company may also be indirectly affected by administrative or court proceedings or actions in which the Company is not involved but which have general applicability to the software industry.

The Company also provides general indemnification provisions in its license agreements. In these agreements, the Company states that it will defend or settle, at its own expense, any claim against the customer asserting a patent, copyright, trademark, trade secret or proprietary right violation related to any products that the Company has licensed to the customer. The Company agrees to indemnify its customers against any loss, expense or liability, including reasonable attorney’s fees, from any damages alleged against the customer in its course of using products sold by the Company. The Company has not received any claims under this indemnification and does not know of any instances in which such a claim may be brought against the Company in the future. The Company believes that the fair value of these agreements is minimal and has not recorded any liabilities in connection with them.

NOTE 12 — SUBSEQUENT EVENTS

In December 2006, we terminated the Agreement and Plan of Merger with affiliates of Thoma Cressey Equity Partners, Inc., EMB Holding Corp., a Delaware corporation and EMBT Merger Corp., a Delaware corporation, entered into in September 2006.

On April 5, 2007, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with EMB Holding Corp., a Delaware corporation (“Parent”) and EMBT Merger Corp., a Delaware corporation and a wholly-owned subsidiary of Parent (“Merger Sub”), pursuant to which Merger Sub will merge with and into the Company (the “Merger”), and the Company will survive as a wholly-owned subsidiary of Parent. Parent and Merger Sub are affiliates of Thoma Cressey Bravo, Inc. Pursuant to the Merger Agreement, at the effective time of the Merger, each issued and outstanding share of common stock, par value $0.001 per share, of the Company (“Shares”), other than Shares owned by (i) the Company or any of its subsidiaries, (ii) Parent or (iii) any stockholders who are entitled to and who properly exercise appraisal rights under Delaware law, will be automatically converted into the right to receive $7.20 in cash per share, without interest. The consummation of the Merger is subject, among other things, to the adoption of the Merger Agreement by the stockholders of the Company. The transaction is expected to close during the second quarter of 2007.

As a condition to entering into the Merger Agreement, Parent required that we continue to employ Raj Sabhlok, currently our Senior Vice President of Operations, and enter into a new Employment Agreement with Mr. Sabhlok that will become effective upon consummation of the Merger. Mr. Sabhlok will then become the Chief Executive Officer of the Company at an annual salary of $240,000. Pursuant to the Employment Agreement, Mr. Sabhlok will also be entitled to receive a discretionary bonus and participate in customary employee benefit programs for senior executives of the Company. In addition to the foregoing, Mr. Sabhlok will purchase management incentive equity in an amount equal to approximately 4.25% of the Parent’s common equity, subject to various time and performance vesting provisions agreed to by Parent and Mr. Sabhlok. Mr. Sabhlok has also agreed to invest $720,000 of the proceeds he is to receive in the Merger in shares of common stock and preferred stock of the Parent, generally on the same terms as Thoma Cressey Bravo, Inc.’s investment, bringing his aggregate equity up to approximately 5.53%.

In January 2007, the Board of Directors approved $0.4 million in retention bonuses payable to certain designated employees on the condition that such employees remain employed with the Company through June 30, 2007. The retention bonuses will be recorded in compensation expense in the consolidated statements of operations in the first six months of fiscal year 2007.

Also in January 2007, the Company agreed to grant to certain designated employees, on the date that is two business days following the date on which the Company files its Annual Report on Form 10-K for the year ended December 31, 2006, an aggregate of 115,000 shares of restricted stock and options to purchase an aggregate of 100,000 shares of common stock of the Company. Each of the awards will be granted pursuant to the terms of the Company’s 2004 Equity Incentive Plan and pursuant to the Company’s standard form of documentation relating thereto. The restricted stock will have a purchase price of $0.001 per share. The options to purchase common stock of the Company will have an exercise price equal to the fair market value of the Company’s common stock on the date of grant.

In April 2007, the Board of Directors approved the payment by the Company to Michael Shahbazian, the Company’s Senior Vice President and Chief Financial Officer, of a one-time transaction bonus in the amount of $100,000 in cash, which will be payable in full upon the consummation of the Merger.

In April 2007, we received a final report from auditors for the Internal Revenue Service (“IRS”) with respect to the IRS examination of our U.S. federal tax returns for 2003 and 2004. This report contained a proposed tax assessment for these tax years of approximately $163,000 and an adjustment to net operating loss and tax credit carryforwards. Management has accepted and signed the auditors’ report to close the examination.

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

The information below has been adjusted to reflect the restatement of our financial results which is more fully described in the “Explanatory Note” immediately preceding Part I, Item 1, and in Note 2, “Restatement of Condensed Consolidated Financial Statements,” in Notes to Condensed Consolidated Financial Statements of this Form 10-Q.

This report contains forward-looking statements within the meaning of the federal securities laws that relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “intend,” “potential” or “continue” or the negative of these terms or other comparable terminology. Such statements are only predictions. Risks and uncertainties and the occurrence of other events could cause actual results to differ materially from these predictions. The factors discussed below in Part II. Item 1A. Risk Factors should be considered carefully in evaluating the Company and its business. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, we assume no responsibility for the accuracy and completeness of these statements. We do not intend to update any of the forward-looking statements after the date of this report or to conform these statements to actual results.

Overview

In December 2006, we terminated the Agreement and Plan of Merger with affiliates of Thoma Cressey Equity Partners, Inc., EMB Holding Corp., a Delaware corporation and EMBT Merger Corp., a Delaware corporation, entered into in September 2006.

On April 5, 2007, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with EMB Holding Corp., a Delaware corporation (“Parent”) and EMBT Merger Corp., a Delaware corporation and a wholly-owned subsidiary of Parent (“Merger Sub”), pursuant to which Merger Sub will merge with and into the Company (the “Merger”), and the Company will survive as a wholly-owned subsidiary of Parent. Parent and Merger Sub are affiliates of Thoma Cressey Bravo, Inc. Pursuant to the Merger Agreement, at the effective time of the Merger, each issued and outstanding share of common stock, par value $0.001 per share, of the Company (“Shares”), other than Shares owned by (i) the Company or any of its subsidiaries, (ii) Parent or (iii) any stockholders who are entitled to and who properly exercise appraisal rights under Delaware law, will be automatically converted into the right to receive $7.20 in cash per share, without interest. The consummation of the Merger is subject, among other things, to the adoption of the Merger Agreement by the stockholders of the Company. The transaction is expected to close during the second quarter of 2007.

Embarcadero Technologies, Inc. is a leading provider of strategic data management solutions that help companies to improve the availability, integrity, accessibility, and security of corporate data. We earn revenues from the worldwide sale of these software solutions and related maintenance and support services to corporations, government agencies, educational institutions, and other entities. Information technology (IT) budgets, as well as macroeconomic conditions, affect demand for our products. In addition, our sales are impacted by competitive conditions, market acceptance of our product offerings, and our ability to execute our sales plans successfully. We have historically derived a significant percentage of our revenues from our DBArtisan product line, which was 40% of our license revenue in fiscal 2004 and 39% of our license revenue in fiscal 2005. For each of the three and nine months ended September 30, 2006, the DBArtisan product line accounted for more than 39% of our license revenues. This product line is expected to continue to account for a significant portion of our net revenues for the foreseeable future. As a result of this revenue concentration, our business could be harmed by a decline in demand for this product or its related product line.

Our products support the most widely used database and OS platforms, including Oracle, Microsoft SQL Server, IBM DB2 Universal Database, MySQL, and Sybase, running in Unix, Windows NT, and Linux environments.

Our key products and their core functionality are summarized below:

Product Category	Embarcadero Product	Description
Architecture	ER/Studio ®	Software to capture, design and document database schemas for a variety of popular database platforms. It serves as a mechanism for gaining visibility and control over corporate database designs and for managing the metadata that describes the underlying data structures.

	Schema Examiner™	Software to validate and fine-tune database schemas. It produces detailed diagnostics and reports to facilitate remediation.

	DT/Studio ®	Software to extract, transform, move and load data from a wide variety of data sources. It helps customers to integrate data from disparate sources in order to deliver more meaningful information to business users.

	Describe ®	Software to architect applications, particularly those that utilize databases to store application data. It supports the UML industry standard and helps developers to develop a blueprint for an application intended to facilitate a more productive development process.

Availability	DBArtisan ®	Software to administer databases for a variety of popular database platforms. It helps database administrators and other data professionals with key tasks in managing databases, including security administration, back-up and recovery, space management and schema management.

	Rapid SQL ®	Software to develop database code for a variety of popular database platforms. It helps to improve the productivity and quality of work from database developers as they write, test and debug SQL to be deployed against a database.

	Embarcadero Performance Center™	Software to monitor databases on a variety of popular database platforms. It helps customers to guard against unplanned downtime of critical databases by providing insight into internal performance and availability metrics of the target databases.

	Embarcadero Change Manager™	Software to manage changes made to database schemas. It serves as a change control mechanism to ensure that database changes are reviewed, tested and approved before they are released into production.

Security	DSAuditor™	Software to audit database access and database changes for a variety of popular database platforms. It helps customers by compiling a detailed audit trail of database events for applications such as data privacy, data security, and database performance optimization.

In 2005, with the improvement in enterprise and commercial sales in North America, coupled with higher closure rates internationally, we saw a year over year growth in total revenues compared to 2004. In the first half of the year 2006, we experienced growth in total revenues compared to the same period in 2005 due to improvements in the international sector. In the third quarter ended September 30, 2006, total revenues of $14.9 million represented a small decrease from the second quarter of 2006 and a slight increase compared to $14.8 million in the same quarter in 2005. The flat revenue is a result of lower sales volume and decreased numbers of large deals domestically, which were offset by higher maintenance revenues worldwide.

Most of our operating expenses are related to personnel and related overhead costs, facilities, outside research and development contractors, and legal and other professional service costs. Our operating expenditures for the three and nine months ended September 30, 2006 were $12.3 million and $37.7 million, respectively, as compared to $11.0 million and $35.6 million for the three and nine months ended September 30, 2005. Included in our operating expenses for the three and nine months ended September 30, 2006 were charges of $0.5 million and $2.1 million, respectively, for non-cash stock-based compensation. For the three and nine months ended September 30, 2005, non-cash stock-based compensation expenses were $0.4 million and $1.3 million, respectively.

Our cash flow from operations was approximately $11.0 million and $8.3 million for the nine months ended September 30, 2006 and 2005, respectively. Cash and cash equivalents and short-term investments were $70.9 million at September 30, 2006.

Our license and maintenance revenues, results of operations, cash flows from operations, and financial condition could be adversely affected in future periods by a renewed downturn in global economic conditions, increased competitive pressures or our own inability to execute on our sales plans.

Significant Events in 2006

Restatement of Previously Issued Financial Statements

In this Form 10-Q, Embarcadero Technologies Inc. is restating its condensed consolidated balance sheet as of December 31, 2005, the related consolidated statements of operations for the three and nine months ended September 30, 2005, and the related consolidated statement of cash flows for the nine months ended September 30, 2005, as a result of an independent review of the Company’s historical stock option practices and related accounting that was conducted by a Special Committee of the Company’s Board of Directors, as well as for sales tax liability expense adjustments for prior periods. In the Company’s Annual Report Form 10-K for the year ended December 31, 2006, being filed concurrently with the SEC (the “2006 Form 10-K”), the Company is restating its consolidated balance sheet as of December 31, 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the fiscal years ended December 31, 2005 and 2004. The 2006 Form 10-K will also reflect the restatement of “Selected Consolidated Financial Data” in Item 6 for the fiscal years ended December 31, 2005, 2004, 2003, and 2002. In addition, the Company is restating its unaudited quarterly financial information and financial statements for interim periods of 2005 and unaudited condensed financial statements for the first two quarters of 2006.

Previously filed annual reports on Form 10-K and quarterly reports on Form 10-Q for the periods affected by the restatements have not been amended and, as such, should not be relied upon. On December 18, 2006, we issued a press release announcing that, although we had not yet concluded which specific periods would require restatement, the Audit Committee of our Board had concluded that our previously issued financial statements should no longer be relied upon.

Stock Options Adjustments

On November 10, 2006, the Company announced that the Audit Committee had begun a review of two past stock option grants. The scope of the Audit Committee’s investigation expanded after an initial review of the evidence suggested that there might be problems with other option grants. As part of the expanded scope, the Audit Committee’s advisors determined that there were potential issues with one of the grants to outside directors, including directors who currently serve on the Board and/or the Audit Committee. As a result, on December 8, 2006, the Board formed the Special Committee. The Special Committee’s review covered all option grants made to employees, directors and consultants from the Company’s initial public offering in April 2000 to August 2006. During this period, the Company issued 1,086 individual option grants on 119 separate dates. As part of its investigation, the Special Committee reviewed documents (both hard copy and electronic) and conducted interviews of directors and employees (current and past) and others with knowledge of the Company’s options practices. The Special Committee concluded that about half of the grants under review were misdated and mispriced. The misdated grants occurred from the time of the initial public offering until March 2005.

To determine the correct measurement dates for these options under applicable accounting principles, the Company followed the guidance in Accounting Principles Board Opinion No. 25 (“APB No. 25”), which deems the “measurement date” as the first date on which all of the following are known: (1) the individual employee who is entitled to receive the option grant; (2) the number of options that an individual employee is entitled to receive; and (3) the option’s exercise price. In addition, the “measurement date” cannot be earlier than the date on which the grant is approved. In instances where we determined we could not rely on the original grant date for an option, we determined corrected measurement dates based on our ability to establish or confirm, in our reasonable judgment, whether through other documentation, consistent or established Company practice or processes, or credible circumstantial information, that all requirements for the proper granting of the option had been satisfied under applicable accounting principles.

In addition to accounting adjustments due to measurement date changes, the Company found accounting errors relating to: “repricing” of grants; grants to non-employees for which an incorrect amount of stock compensation expense had been recognized; modifications of grants for which an incorrect amount of stock compensation expense had been recognized; and one grant of a discounted option for which no stock compensation expense had been recognized. The accounting adjustments resulting from these errors represent less than 10% of the total cumulative adjustment to stock compensation expense.

We have determined that the total cumulative stock compensation expense resulting from the errors described above, was $14.6 million. In this Form 10-Q, we recorded an adjustment to stock compensation expense of $128,000 and $51,000 for the three and nine months ended September 30, 2005, respectively, and a total of $14.4 million prior to fiscal 2005. There was no impact on revenue or net cash provided by operating activities during any of these periods as a result of this additional stock compensation expense.

Sales Tax Liability Accrual

In August 2006, the Company identified states where the Company has established sales tax nexus and had not registered to file sales tax in those states. It was determined that the hiring of sales employees in the state would result in sales tax nexus even if there were no physical office in that state and the employee worked from his/her home office.

In some states, the Company filed for amnesty under the Streamline Sales Tax Project (“SSTP”) which relieved the Company from past due sales tax liability but committed the Company to report and file in all of the states in the SSTP. For the non-SSTP states, with the assistance of an outside consultant, the Company filed voluntary disclosure agreements to get current with past due amounts and to start to collect and remit sales taxes in states where the Company has established sales tax nexus. The cumulative net expense resulting from the failure to register and file sales tax in various states was $0.7 million. In this Form 10-Q, we recorded an adjustment to sales tax expense of $0.09 million and $0.2 million for the three and nine months ended September 30, 2005, respectively, and a total of $0.4 million prior to fiscal 2005. There was no impact on revenue or net cash provided by operating activities during any these periods as a result of this sales tax accrual expense.

Tax Impact of the Restatement

Our deferred tax asset was previously reported as $2.9 million; however the restatement resulted in a cumulative increase to our gross deferred tax assets of approximately $2.4 million as of December 31, 2005, and an offsetting cumulative reduction of additional paid-in capital of $2.7 million. As reported in the results of operations, there is a related reduction to the income tax provision of approximately $0.3 million for 2000, $1.6 million for 2001, $1.5 million for 2002, $1.3 million for 2003, $0.2 million for 2004, and $0.2 million for 2005 relating to the additional stock compensation expense recorded by us. Additionally, there is no material impact on our consolidated financial statements arising from the impact of Section 409A of the Internal Revenue Code (the “Code”) or the limitations on deduction of executive stock compensation expense in Section 162(m) of the Code.

The cumulative effect of the restatement adjustments on our consolidated balance sheet at December 31, 2005 was an increase in additional paid-in capital, offset by a corresponding increase in the accumulated deficit and deferred compensation, which results in no net effect on stockholders’ equity. The adjustments decreased previously reported net income per share by $0.01 for the year ended December 31, 2005.

These items and results are more fully described in the “Explanatory Note” immediately preceding Part I, Item 1, and in Note 2, “Restatement of Condensed Consolidated Financial Statements,” in Notes to Condensed Consolidated Financial Statements of this Form 10-Q.

Cost of Restatement and Legal Activities

We expect to incur legal and other professional expenses related to the stock option review and restatement during the fourth quarter of approximately $1.4 million. We expect to incur significant expenses of the same nature in the first and second quarters of 2007 in connection with the stock option review and restatement, which would adversely affect our results of operations and cash flows in the period incurred.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.

The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts in our consolidated financial statements. We evaluate our estimates on an ongoing basis, including those related to revenue recognition, allowances for doubtful accounts and returns, capitalized software development costs, lease related impairment loss, goodwill impairment, accounting for income taxes, and accounting for stock-based compensation. We base our estimates on historical experience and on various other assumptions that we believe reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Although actual results have historically been reasonably consistent with management’s expectations, the actual results may differ from these estimates or our estimates may be affected by different assumptions or conditions.

We believe there have been no significant changes during the nine months ended September 30, 2006 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, filed with Securities and Exchange Commission on March 16, 2006 unless otherwise disclosed in the notes to our Condensed Consolidated Financial Statements.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentage relationship of certain items from the Company’s condensed consolidated statements of operations to total revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005 As restated	2006	2005 As restated
Revenues:
License	43.15%	48.30%	44.41%	47.07%
Maintenance	56.85%	51.70%	55.59%	52.93%

Total revenues	100.00%	100.00%	100.00%	100.00%

Cost of revenues:
License	1.26%	1.57%	1.07%	1.34%
Amortization of acquired technology	1.34%	0.98%	1.35%	2.01%
Maintenance	4.24%	3.56%	4.44%	3.78%

Total cost of revenues	6.84%	6.11%	6.86%	7.13%

Gross profit	93.16%	93.89%	93.14%	92.87%

Operating expenses:
Research and development	27.06%	26.38%	29.54%	28.17%
Sales and marketing	34.03%	35.53%	37.74%	39.26%
General and administrative	21.54%	12.39%	17.78%	16.00%
Litigation settlement charge, net	0.00%	0.00%	0.00%	1.37%
Restructuring and impairment charges	0.00%	0.00%	0.00%	0.00%

Total operating expenses	82.63%	74.30%	85.06%	84.80%

Income (loss) from operations	10.53%	19.59%	8.08%	8.07%
Other income net	3.63%	2.38%	3.27%	2.20%
Cumulative effect of change in accounting principle	0.00%	0.00%	0.45%	0.00%

Income before provision for income taxes	14.16%	21.97%	11.80%	10.27%
Provision for income taxes	-4.68%	-6.13%	-3.92%	-2.87%

Net Income	9.48%	15.84%	7.88%	7.40%

Revenues (in thousands, except percentages):

	Three Months Ended September 30,		Percent Change	Nine Months Ended September 30,		Percent Change
	2006	2005 As Restated		2006	2005 As Restated
Revenues:
License	$6,426	$7,136	-9.9%	$19,709	$19,737	-0.1%
Maintenance	8,467	7,639	10.8%	24,670	22,193	11.2%

Total revenues	$14,893	$14,775	0.8%	$44,379	$41,930	5.8%

Total Revenues. Total revenues were $14.9 million for the three months ended September 30, 2006, an increase of 0.8% over the $14.8 million reported for the comparable period in 2005. The increase is primarily due to increases in maintenance revenue in the third quarter of 2006 as a result of consistent renewal rates, offset by a decrease in license revenues. Total revenues were $44.4 million for the nine months ended September 30, 2006, an increase of 5.8% over the $41.9 million in the comparable period in 2005. The increase in revenues is mainly due to significant increases in maintenance revenue related to the growth of our installed base.

License. License revenues were $6.4 million and $7.1 million for the three months ended September 30, 2006 and 2005, respectively, representing a 9.9% decrease. The decrease in license revenues was primarily attributable to lower sales volumes in the third quarter of 2006 compared to the same quarter in 2005. For the nine months ended September 30, 2006 and 2005, license revenues were $19.7 million and $19.7 million, respectively, a slight 0.1% decrease. This decrease is due to lower sales volume worldwide and channel sales resulting from the expiration of an original equipment manufacturers (OEM) license agreement in March 2006. Future license revenues cannot be predicted and will vary based on IT spending, competitive conditions, varying revenue contribution from our international operations, and changes in the sales closure rates in North America.

Maintenance. Maintenance revenues were $8.5 million for the three months ended September 30, 2006, representing a 10.8% increase over the $7.6 million reported for the comparable period in 2005. Maintenance revenues were $24.7 million and $22.2 million, respectively, for the nine months ended September 30, 2006 and 2005, representing an 11.2% increase year over year. Maintenance revenues vary with license revenue growth and maintenance renewal rates. Maintenance revenues increased primarily due to our sustainable renewal rates and the continued growth of our installed base. As a result of this trend, we expect maintenance revenues to continue to increase as a percentage of revenues compared to prior periods.

Cost of revenues (in thousands, except percentages) (unaudited):

	Three Months Ended September 30,		Percent Change	Nine Months Ended September 30,		Percent Change
	2006	2005 As Restated		2006	2005 As Restated
Cost of revenues:
License	$187	$232	-19.4%	$473	$561	-15.7%
Amortization of acquired technology	199	145	37.2%	597	844	-29.3%
Maintenance	631	526	20.0%	1,972	1,586	24.3%

Total cost of revenues	$1,017	$903	12.6%	$3,042	$2,991	1.7%

License. Cost of license revenues consists primarily of OEM royalties, credit card processing fees and product media and packaging. Cost of license revenues was $187,000 for the three months ended September 30, 2006, as compared to $232,000 for the comparable period in 2005. The 19.4% decrease is due to the full amortization of internally developed products in 2006. Cost of license revenues was $473,000 for the nine months ended September 30, 2006, a 15.7% decrease from the $561,000 for the comparable period in 2005. The decrease for the nine months is also due to full amortization of internally developed products in 2006.

Amortization of acquired technology and capitalized software. This amortization expense relates to licensed technologies acquired from third parties that were deemed to have reached technological feasibility at the date of acquisition and therefore capitalized, as well as capitalized internal development costs for software that have reached technological feasibility. The amortization of acquired technology and capitalized software was $199,000 and $145,000 for the three months ended September 30, 2006 and 2005, respectively. For the nine months ended September 30, 2006, the amortization of acquired technology and capitalized software was $597,000, a 29.3% decrease from $844,000 for the comparable period in 2005. The decrease is due to certain of our intangible assets which became fully amortized in the second quarter of 2005, thus resulting in a decrease in amortization expense which continued into the first nine months of 2006.

Maintenance. Cost of maintenance revenues primarily consists of customer support personnel and related expenses, including payroll, employee benefits and allocated overhead. Cost of maintenance revenues was

$631,000 for the three months ended September 30, 2006 as compared to $526,000 for the comparable period in 2005. The 20.0% increase in the three-month period is due to higher salaries and related costs as well as higher travel costs. Cost of maintenance revenue for the nine months ended September 30, 2006 was $2.0 million, a 24.3% increase from $1.6 million in the comparable period in 2005. The increase for the nine-month period is due to higher temporary personnel costs and recruiting costs in the second quarter of 2006, resulting in higher salaries and related costs starting in the third quarter of 2006. We expect cost of maintenance to remain consistent as a percentage of maintenance revenues.

Operating Expenses (in thousands, except percentages) (unaudited):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2006	2005 As Restated	Percent Change	2006	2005 As Restated	Percent Change
Operating expenses:
Research and development	$4,030	$3,897	3.4%	$13,108	$11,810	11.0%
Sales and marketing	5,068	5,250	-3.5%	16,750	16,460	1.8%
General and administrative	3,209	1,831	75.2%	7,890	6,709	17.6%
Litigation settlement charge, net	—	—	0.0%	—	573	-100.0%

Total operating expenses	$12,307	$10,978	12.1%	$37,748	$35,552	6.2%

Research and Development. Research and development expenses primarily consist of personnel and related expenses, including payroll and employee benefits, allocated overhead, and non-cash stock-based compensation, as well as expenses related to third-party development services. Research and development expenses were $4.0 million for the three months ended September 30, 2006 and $3.9 million for the comparable period in 2005. The 3.4% increase was primarily due to an increase in wages and other employee related costs resulting from increases in headcount, offset by lower third-party development costs in the third quarter of 2006. Research and development expenses were $13.1 million and $11.8 million for the nine months ended September 30, 2006 and 2005, respectively. The 11.0% increase is due to increased salaries and related costs from higher head count in the first two quarters of 2006. Additionally, as a result of the adoption of FAS 123(R), stock-based compensation expenses were higher in 2006 compared to the same period in 2005.

Sales and Marketing. Sales and marketing expenses consist primarily of personnel and related expenses, commissions earned by sales personnel, non-cash stock-based compensation, trade shows, travel and other marketing communication costs, including advertising and other marketing programs. Sales and marketing expenses were $5.1 million for the three months ended September 30, 2006 and $5.3 million for the comparable period in 2005. The 3.5% decrease was mainly due to lower salaries and related costs due to lower commissions. Sales and marketing expenses for the nine months ended September 30, 2006 were $16.8 million, a 1.8% increase from $16.5 million for the same period in 2005. The increase was mainly due to increases in marketing personnel costs in 2006 compared to comparable period in 2005 and increased marketing program spend in 2006.

General and Administrative. General and administrative expenses primarily consist of personnel and related expenses, general operating expenses and non-cash stock-based compensation. General and administrative expenses were $3.2 million for the three months ended September 30, 2006 and $1.8 million for the comparable period in 2005. The 75.2% increase was mainly due to higher salaries and merger related costs. General and administrative expenses were $7.9 million and $6.7 million, respectively, for the nine months ended September 30, 2006 and 2005. The 17.6% increase was primarily due to higher salaries, merger related costs and higher stock-based compensation expense.

Other Income, net. Other income, net, consists primarily of interest income and was $541,000 and $351,000 for the three months ended September 30, 2006 and 2005, respectively. Other income, net for the nine months ended September 30, 2006 and 2005 was $1,449,000 and $923,000, respectively. The increase was due to an increase in the average balance of our cash balance throughout the periods and a corresponding increase in interest rates over the periods.

Provision for Income Taxes. Under SFAS No. 109, Accounting for Income Taxes (“SFAS No. 109”), deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse. SFAS No. 109 provides for the recognition of deferred tax assets if realization of such assets is more likely than not. The provision for income taxes was $697,000 and $905,000 for the three-month period and $1,739,000 and $1,202,000 for the nine-month period ended September 30, 2006 and 2005, respectively. The estimated effective tax rate for the three-month period ended September 30, 2006 and 2005 was 33.0% and 27.9%, respectively. The estimated effective tax rate for the nine-month period ended September 30, 2006 and 2005 was 33.2% and 27.9%, respectively. The effective tax rates for the three-month and the nine-month periods were higher in 2006 primarily due to merger costs that are non-deductible for tax purposes.

We had net deferred tax assets totaling $5.3 million as of September 30, 2006 and December 31, 2005. We believe that these net assets will be realizable in the future. As of December 31, 2005, we had federal and state net operating loss carry forwards (“NOLs”) of approximately $4.6 million and $6.8 million, respectively. These NOLs can be carried forward to offset future taxable income, if any. The federal and state NOLs expire in 2016 through 2025, if not utilized. As of December 31, 2005, we had federal, state and foreign research and development credits of approximately $1.5 million, $235,000 and $769,000, respectively. The federal credits expire in 2008 through 2025. The state credits and foreign credits do not expire. Pursuant to the provisions of Section 382 of the Internal Revenue Code, the annual amount of benefits from NOLs and credits available to the Company are limited.

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

As of September 30, 2006, we were under Internal Revenue Service (“IRS”) audit of our United States federal income tax returns for the fiscal years ended December 31, 2003 and 2004, and the IRS had issued several proposed adjustments resulting in approximately $150,000 in additional tax, plus interest. The tax provision for the three-month period ended September 30, 2006 includes an additional $19,000 related to this proposed adjustment. On April 16, 2007, we received a final report from auditors for the IRS with respect to the IRS examination of our U.S. federal tax returns for 2003 and 2004. This report contained a proposed tax assessment for these tax years of approximately $163,000, and an adjustment to net operating loss and tax credit carryforwards. We have accepted and signed the auditors’ report to close the examination.

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2006, FASB issued FASB Interpretation No. 48, “ Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109 ” (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that we recognize in our financial statements the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of our 2007 fiscal year. The differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption will be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. As a result, the Company will increase its reserves for uncertain tax positions by $0.2 million including interest and penalties as a cumulative adjustment to the beginning balance of retained earnings. At the adoption date of January 1, 2007, the Company will have approximately $2.0 million of unrecognized tax benefits, $1.8 million of which would affect our income tax expense if recognized and the remaining balance of the unrecognized tax benefits would be an adjustment to goodwill.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value instruments. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 17, 2007, and interim periods within those fiscal years. The Company is reviewing SFAS 157 and has not yet determined the impact, if any, on its financial position or results of operations.

In September 2006, the SEC Staff released Staff Accounting Bulletin (“SAB”) No. 108, “ Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements .” SAB No. 108 provides guidance on the process of quantifying materiality of financial statement misstatements. SAB No. 108 is effective for fiscal years ending after November 15, 2006, with early application for the first interim period ending after November 15, 2006. The adoption of SAB No. 108 did not have a material impact on our financial position, results of operations, or cash flows.

LIQUIDITY AND CAPITAL RESOURCES

We have funded our business to date principally from cash generated by our operations and financings. As of September 30, 2006, we had cash, cash equivalents and short-term investments of $70.9 million.

Operating Activities

The table below aggregates certain line items from the cash flow statement to present the key items affecting our operating activities (in thousands):

	Nine months ended September 30,
	2006	2005 As restated
	(unaudited)
Net income	$3,499	$3,108
Non-cash adjustments	3,636	3,586
Increase in operating assets	2,498	656
Increase in operating liabilities	1,335	947

Net cash provided by operating activities	$10,968	$8,297

Our primary source of operating cash flows is the collection of accounts receivable from our customers. We measure the effectiveness of our collection efforts by various indicators, including an analysis of average accounts receivable daily sales outstanding (DSO). Our DSO for the three months ended September 30, 2006 and 2005 was 45 days and 43 days, respectively. Collection of accounts receivable and related DSO could fluctuate in future periods due to the timing and amount of our revenues and the effectiveness of our collection efforts. In the future, collections could also fluctuate based upon the payment terms we extend to our customers, which to date, have typically been net thirty days.

The non-cash adjustments include depreciation and amortization of property and equipment and intangible assets, as well as stock-based compensation. These non-cash adjustments may increase or decrease and, as a result, positively or negatively impact our future operating results, but they will not have a corresponding impact on our cash flows. The increase in non-cash adjustments during the nine months ended September 30, 2006 was mainly due to a decrease of $384,000 in amortization of other intangible asset and a $133,000 decrease in depreciation and amortization of property and equipment, partially offset by a $645,000 increase in stock-based compensation.

The increase in operating assets during the nine months ended September 30, 2006 was primarily due to an increase in accounts receivable change of $871,000, a $228,000 decrease in deferred income taxes change and an increase in prepaid expenses and other assets change of $743,000. The increase in operating liabilities during the nine months ended September 30, 2006 was primarily due to an increase in the changes to accounts payable and accrued liabilities of $420,000.

Our operating cash flows may be impacted in the future by the timing of payments to our vendors for accounts payable. We typically pay our vendors and service providers in accordance with their invoice terms and conditions. The timing of cash payments in future periods will be impacted by the nature of accounts payable arrangements and management’s assessment of our cash inflows.

Investing Activities

The table below aggregates certain line items from the cash flow statement to present the key items affecting our investing activities (in thousands):

	Nine months ended September 30,
	2006	2005 As restated
	(unaudited)
Proceeds from sales or maturities of investments	$11,120	$69,490
Purchase of investments	(12,298)	(70,585)
Purchase of property and equipment	(540)	(337)
Capitalized acquisition cost	(5)	(62)

Net cash used in investing activities	$(1,723)	$(1,494)

The main use of cash used in investing activities during the nine months ended September 30, 2006 was the purchase of marketable securities for investment purposes, which were converted from cash equivalents. Consistent with our historical investment practices we intend to invest in high quality short-term investments.

Included in cash used in investing activities were purchases of property and equipment. For the nine months ended September 30, 2006 and 2005, purchases of property and equipment were $540,000 and $337,000, respectively.

Financing Activities

The table below presents the key items affecting our financing activities (in thousands):

	Nine months ended September 30,
	2006	2005 As restated
	(unaudited)
Repurchase of common stock	$—	$(3,196)
Payments of principal under capital lease obligation	(129)	(120)
Proceeds from exercise of stock options	520	386

Net cash provided by (used in) financing activities	$391	$(2,930)

The primary source of cash provided by financing activities during the nine months ended September 30, 2006 was the exercise of options to purchase 87,508 shares of our common stock for $520,000. Our future liquidity and capital resources could be impacted by the cash proceeds we receive upon exercise of employee stock options. We cannot estimate the amount of such proceeds in the future. As of September 30, 2006, we had approximately 995,000 shares remaining available for repurchase under our stock repurchase program. The timing of any future repurchases and the price paid for the shares could have a material impact on our liquidity.

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

Gross lease payment and related obligations under the non-cancelable operating and capital leases as of September 30, 2006 are as follows (in thousands):

	Capital Lease	Operating Leases	Bank Letter of Credit	Total
2006	$45	$442	—	$487
2007	76	1,418	—	1,494
2008	—	903	$120	1,013
2009	—	483	—	483
2010	—	165	—	165
2011	—	21	—	21

Total minimum payments	121	$3,432	$120	$3,673

Less: amount representing interest	(2)

Present value of net minimum lease payments	$119

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

Interest Rate Risk

Our exposure to market risk for changes in interest rates primarily relates to our investment portfolio, which at September 30, 2006 included auction rate securities with a fair value of approximately $53.2 million. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. From time to time, some of the securities in which we invest may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with an interest rate fixed at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents, marketable securities in money market funds, tax-exempt municipal auction rate securities and tax exempt municipal bonds. The risk associated with fluctuating interest rates is limited to our investment portfolio. Based on our portfolio as of September 30, 2006, if interest rates were to change by 10%, interest income could be impacted positively or negatively by approximately $185,000 on an annualized basis. There would be no material impact on the fair market value of the portfolio. As of September 30, 2006, all of our investments were in tax-exempt municipal auction rate securities.

Foreign Exchange Risk

Our operations are conducted primarily in the United States and are denominated in United States dollars. A less than 10% portion of our gross revenue has originated from our European subsidiary and is denominated in Pounds Sterling. With respect to such sales, revenues are collected and operating expenses are generally paid in Pounds Sterling. Accordingly, we are exposed to volatility in sales and earnings within Europe due to fluctuations in foreign exchange rates.

Our exposure to foreign exchange risk is related to the magnitude of foreign net profits and losses denominated in Pounds Sterling, as well as our net position of monetary assets and monetary liabilities in Pounds Sterling. These exposures have the potential to produce either gains or losses within our consolidated results.

In addition, our European operations in some instances act as a natural hedge because both operating expenses and sales are denominated in local currency. In these instances, although an unfavorable change in the exchange rate of Pounds Sterling against the U.S. dollar will result in lower sales when translated to U.S. dollars, operating expenses will also be lower.

Our international business is subject to risks, including, but not limited to changing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility when compared to the United States. Accordingly, our future results could be materially adversely impacted by changes in these or other factors.

We believe an immediate increase of 10% in the exchange rates of the U.S. dollar to the Pound Sterling may have a material impact on our operating results or cash flows. For example, in 2004 the Pound Sterling exchange rate strengthened by approximately 12% over 2003, which improved earnings per share by approximately $0.01.

ITEM 4. CONTROLS AND PROCEDURES.

Background Findings and Restatement

On November 10, 2006, the Company announced that the Audit Committee of the Board of Directors had commenced an independent review of two stock option grants made by the Company in 2001. The Audit Committee retained O’Melveny & Myers LLP as special independent legal counsel, as well as other accounting advisors, to assist with the review. The Audit Committee’s initial review of evidence suggested that there were potential problems with the dating, pricing, and accounting for these option grants. The initial review also suggested that there might be similar problems associated with other grants, and the Audit Committee, based on the initial findings, decided to expand the scope of the review to include all grants from April 20, 2000 (the date of the Company’s initial public offering) through August 2006 (the “Investigation Period”). As part of the expanded scope, the Audit Committee and its advisors determined that there were potential problems with one stock option grant made to outside directors, including directors currently serving on the Audit Committee. As a result, on December 8, 2006, the Board formed an independent Special Committee to continue the review that had been commenced by the Audit Committee.

The Special Committee’s review covered all option grants made to employees, directors and consultants during the Investigation Period, which included 1,086 individual stock option grants on 119 different dates, representing more than 6.5 million shares of common stock. The Special Committee’s review included a review of over 20,000 pages of hard copy documents and over 180,000 electronic documents, as well as interviews with current and former employees and members of the Board and others with knowledge of the Company’s option practices. The review focused on, among other things, whether options granted during the Investigation Period were correctly dated and priced, and if the options were not correctly dated and priced, what the correct dates and exercise prices should have been.

After reviewing the evidence, the Special Committee concluded that for about half of the grants made during the Investigation Period, the record grant date was not the date of determination, as defined by the Company’s stock option plans and applicable accounting rules. For those grants where the record date was not the date of determination, the Special Committee sought to identify recommended measurement dates by ascertaining when the following were established: (1) the identity of the specific grantee, (2) the number of shares to be granted to each grantee, and (3) the exercise price that would apply to such option grant. The Special Committee found that in almost every instance where there was a discrepancy between the record grant date and the date of determination, the stock price on the record grant date was lower than the price on the date of determination. The Special Committee further found evidence that there was a practice within the Company of retrospectively pricing grants (primarily employee grants) at the low prices for a particular fiscal quarter.

The Special Committee also concluded, among other things:

•	that on several occasions, the Company modified or canceled and subsequently regranted options at lower prices following a decline in the Company’s stock price;

•	that the Company’s Chief Executive Officer granted certain options in excess of authority delegated by the Compensation Committee of the Board of Directors;

•

that on two occasions, it appears that grants were made in the name of former employees with the purpose of allowing the Company to reallocate the options, with the original price, to other employees later in time; and

•	that on at least one occasion, an exercise of a stock option was backdated to a date when the Company’s stock price was lower than at the actual exercise date.

The Special Committee concluded that the last intentional selection of a favorable price occurred in September 2004, and that, subsequent to September 2004, mispriced grants were attributable to administrative error or delay in documentation. The Special Committee did not find any misdated or mispriced grants after March 2005.

In its report to the Board of Directors, the Special Committee also concluded that there had been inadequate controls and a lack of sufficient oversight in the issuance of stock options and the administration of the Company’s stock option programs. The Special Committee concluded that these inadequate controls had allowed management to exercise discretion without sufficient oversight by the Compensation Committee of the Board of Directors. The Special Committee further concluded that certain current and former members of Company management, including the Company’s former Chief Executive Officer and the Company’s Senior Vice President of Operations, had knowledge of the practice of recording favorable grant dates; that, at some point no later than 2006, such individuals knew or should have known that the Company had not properly accounted for such option grants, particularly the grants that had been retrospectively priced and dated; and that such individuals failed to disclose the Company’s option granting practices to the Board of Directors and the Company’s independent registered public accountants. The Special Committee concluded that there was no evidence that members of the Compensation Committee were aware of, or participated in, approving misdated or mispriced grants. The Special Committee also found evidence that Company management had begun efforts in the second quarter of 2005 and continuing throughout 2006 to improve controls relating to the Company’s option grant practices, and that there were no misdated or mispriced grants after March 2005. Management believes that the measures that were put in place strengthened the transactional level controls surrounding the processing of stock option grants and also increased the likelihood that the controls would be effective in preventing the option practices identified in the Special Committee’s report.

In light of the Special Committee’s conclusions, in January 2007, the Special Committee recommended, and the Compensation Committee approved and formalized the policies and procedures that management implemented during 2005 and 2006 that require systematic authorization to ensure that all stock option transactions adhere to the Company’s approved plans and policies, and that all transactions are reflected in the Company’s stock administration systems and have appropriate supporting documentation. The Special Committee also recommended that members of the Compensation Committee re-familiarize themselves with the terms of the Company’s stock option plans, and that finance and human resources personnel receive training on the Company’s option plans and the applicable accounting rules relating thereto.

In its report to the Board of Directors, the Special Committee further recommended that Raj Sabhlok, the Company’s Senior Vice President of Operations, either resign or be terminated, and the Board of Directors accepted this recommendation. As previously disclosed by the Company, EMB Holding Corp. required the Company to continue to employ Mr. Sabhlok as a condition to entering into the Agreement and Plan of Merger with the Company executed on April 5, 2007, pursuant to which EMBT Merger Corp., a wholly-owned subsidiary of EMB Holding Corp., will merge with and into the Company and the Company will survive as a wholly-owned subsidiary of EMB Holding Corp. EMB Holding Corp. also required the Company to enter into a new employment agreement with Mr. Sabhlok that will become effective upon consummation of the proposed merger. Subsequently, on May 23, 2007, the Board of Directors determined that Mr. Sabhlok should either resign or be terminated upon the earlier of the termination of the Agreement and Plan of Merger or July 16, 2007, in the event that the proposed merger has not been consummated by that date. This remediation measure is in addition to certain other remediation measures that the Company had adopted in January 2007, which included weekly meetings between Mr. Sabhlok and the Management Oversight Committee and restricting Mr. Sabhlok’s ability to undertake any material decisions affecting the general management, business or operations of the Company, particularly in respect of employment and compensation matters as well as his authority to bind the Company contractually.

Concurrent with the Special Committee’s investigation, Company management, under the oversight of the Audit Committee, completed a review in order to prepare the restated consolidated financial statements which included evaluations of the previous accounting and led to adjustments for: (a) the correct date of determination and the correct fair market value of certain option grants; (b) certain stock options granted to non-employees; (c) cancellation and re-issuance of stock options for certain employees; and (d) the assumptions, models and data used in connection with the Company’s pro forma disclosures pursuant to SFAS No. 123. This review included the evaluation of information and a number of transactions from 2000 to August 2006. During the course of completing this work, Company management also identified another error in accounting determinations and judgments related to sales taxes occurring in fiscal years 2005, 2004 and 2003 that, although immaterial, management has included in the restated consolidated financial statements. Restatement adjustments are further described in Note 2 of the Notes to the Condensed Consolidated Financial Statements.

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of our “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2006, the end of the period covered by this Quarterly Report on Form 10-Q. The controls evaluation was conducted using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework, and was conducted under the supervision and with the participation of management, including our Chief Financial Officer, who, for purposes of this evaluation has been designated as our principal executive officer following the January 2007 resignation of Stephen R. Wong, our former Chairman, President and Chief Executive Officer. Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified under SEC rules and forms, and that information is accumulated and communicated to our management, including our Chief Financial Officer, to allow timely decisions regarding required disclosure.

Based on the evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, management, including our Chief Financial Officer, has concluded that our disclosure controls and procedures were not effective due to the material weakness described below. Notwithstanding the material weakness described below, our management, based upon the substantial work performed during the restatement process, has concluded that the Company’s condensed consolidated financial statements for the periods covered by and included in this Quarterly Report on Form 10-Q are fairly stated in all material respects in accordance with generally accepted accounting principles in the United States of America for each of the periods presented herein.

A material weakness is a control deficiency, or a combination of control deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected.

Our management identified the following material weakness in our internal control over financial reporting as of September 30, 2006. We did not maintain an effective control environment based on the criteria established in the COSO framework. Specifically, the Company did not maintain an effective emphasis on controls designed to maintain an appropriate level of management integrity, as certain of the Company’s senior executive officers as of September 30, 2006, (i) had knowledge of the practice of recording favorable grant dates for stock options granted prior to March 2005; (ii) knew or should have known that the Company had not properly accounted for such option grants; and (iii) failed to disclose the Company’s improper historical option granting practices and related accounting to the Board of Directors and the Company’s independent registered public accountants.

This material weakness resulted in the Company incorrectly accounting for and disclosing its stock-based compensation expense and income tax provision or benefit relating to options granted prior to March 2005, as well as (i) the restatement of the Company’s consolidated financial statements for the fiscal years ended December 31, 2005, 2004, 2003 and 2002, and the Company’s unaudited quarterly consolidated financial statements for all quarters of fiscal 2005 and the first and second quarters of fiscal 2006; and (ii) adjustments to the Company’s consolidated financial statements for the third quarter of fiscal 2006 and for the year 2006. Additionally, this material weakness could result in a material misstatement of any of the Company’s annual or interim consolidated financial statements and related disclosures that would not be prevented or detected.

As a result of the above described material weakness, management has concluded that the Company did not maintain effective internal control over financial reporting as of September 30, 2006 based on the criteria in Internal Control—Integrated Framework issued by the COSO.

Remediation of the Material Weakness in Internal Control Over Financial Reporting

Management is committed to remediating the material weakness identified above by implementing changes to the Company’s internal control over financial reporting. Management, along with our Board of Directors, has implemented, or is in the process of implementing, the following changes to the Company’s internal control over financial reporting:

•

In January 2007, our Board of Directors put in place a process for weekly meetings between the Management Oversight Committee and Mr. Sabhlok. The Board also restricted Mr. Sabhlok’s ability to undertake any material decisions affecting the general management, business or operations of the Company, particularly in respect of employment and compensation matters as well as his authority to bind the Company contractually. Subsequently, on May 23, 2007, the Board determined that Mr. Sabhlok should either resign or be terminated upon the earlier of the termination of the Agreement and Plan of Merger referred to above or July 16, 2007, in the event that the proposed merger has not been consummated by that date.

•

Our Board of Directors and management have re-committed to achieving transparency through effective corporate governance, a strong control environment, the standards reflected in our Code of Conduct, and financial reporting and disclosure completeness and integrity.

•

Members of the Compensation Committee have re-familiarized themselves with the terms of the Company’s stock option plans, and finance and human resources personnel will receive training on the Company’s option plans and the applicable accounting rules relating thereto.

Additionally, management is investing in ongoing efforts to continuously improve the control environment and has committed valuable resources to the continuous improvement of the design, implementation, documentation testing and monitoring of our internal controls.

Changes in Internal Control Over Financial Reporting

As described above, there have been changes in our internal control over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

As of September 30, 2006, we had no material pending legal proceedings.

On February 9, 2007, a complaint was filed in the United States District Court for the Northern District of California captioned Murray v. Wong et al., C07-00872 SBA. The complaint, which names the Company as a nominal defendant, relates to the Company’s historical stock option grant practices and seeks to bring derivative claims on behalf of the Company against its directors and certain current and former executive officers. The complaint asserts claims under federal and state law including breaches of fiduciary duty, unjust enrichment, statutory violations and other violations of law. The Company is evaluating the lawsuit and intends to respond appropriately. We cannot estimate the ultimate outcome of this case as this preliminary stage.

On February 26, 2007, a complaint was filed in the Superior Court of the State of California, County of San Francisco, captioned Loeb v. Wong et al., CGC-07-460779. The complaint, which was amended on April 10, 2007, names the Company as a nominal defendant, relates to the Company’s historical stock option grant practices and seeks to bring derivative claims on behalf of the Company against its directors and certain current and former executive officers and agents. The amended complaint also seeks to bring direct claims against the Company and the other named defendants. The complaint asserts claims under state law including breaches of fiduciary duties, abuse of control, gross mismanagement, waste of corporate assets, unjust enrichment and violations of the California Corporations Code. The amended complaint also asserts direct putative class claims relating to the proposed merger with affiliates of Thoma Cressey Bravo, Inc. The Company is evaluating the lawsuit and intends to respond appropriately. We cannot estimate the ultimate outcome of this case as this preliminary stage.

On March 9, 2007, a complaint was filed in the United States District Court for the Northern District of California captioned Redwing v. Wong et al., C07-01401. The complaint, which names the Company as a nominal defendant, relates to the Company’s historical stock option grant practices and seeks to bring derivative claims on behalf of the Company against its directors and certain current and former executive officers. The complaint asserts claims under federal and state law including breaches of fiduciary duties, unjust enrichment, statutory violations and other violations of law. The Company is evaluating the lawsuit and intends to respond appropriately. We cannot estimate the ultimate outcome of this case at this preliminary stage.

We may be named as a defendant in additional securities litigation or derivative lawsuits by current or former stockholders based on the restated financial statements. Further, we may be subject to claims relating to adverse tax consequences with respect to stock options covered by the restatement. Defending against potential claims would likely require significant attention and resources of management and could result in significant legal expenses.

From time to time, we may also become a party to other legal proceedings arising in the normal course of our business. We may also be indirectly affected by administrative or court proceedings or actions in which we are not involved but which have general applicability.

ITEM 1A.	RISK FACTORS.

In addition to other information in this report, the following factors should be considered carefully in evaluating the Company. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of or currently deem immaterial may also become important factors that may harm our business.

We may not be able to complete the proposed merger with affiliates of Thoma Cressey Bravo, Inc. on the terms previously announced or other acceptable terms.

On April 5, 2007, we signed a merger agreement to be acquired by affiliates of Thoma Cressey Bravo, Inc. for a cash purchase price of $7.20 per share. Although we currently expect the transaction will close during the second quarter of 2007, we may not be able to complete the proposed merger as a result of various factors, including:

•	failure to obtain stockholder approval;

•	the occurrence of any event, change or other circumstances that could give rise to the termination of the merger agreement;

•	failure to satisfy the closing conditions of the merger before July 16, 2007 or at all; or

•	failure of the merger to close for any other reason.

In December 2006, we and affiliates of Thoma Cressey Bravo mutually terminated a previous merger agreement because we concluded that we could not proceed with a stockholder vote while the Special Committee’s review was pending and our financial statements could not be relied upon. If we are not able to complete the proposed merger, our stock price would be adversely affected and our business and operating results could be harmed. In addition, we believe that the amount of costs, fees, expenses and charges related to the merger could cause actual results to differ materially from forward-looking statements contained under “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report.

Whether or not the proposed merger is completed, the announcement of the merger may cause disruption in our business.

Whether or not the proposed merger is completed, the announcement of the merger could be disruptive to our business and operations. Our customers, suppliers, distributors, employees and other business partners may adversely change or terminate their relationship with us in response to the announcement of the merger. In addition, management’s attention could be diverted from our sales plan and business plan by the proposed merger.

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

We have experienced declining license revenue in recent periods and license revenue in future periods may fluctuate substantially.

Our business depends in large part on our ability to generate license revenues from new and existing customers. In recent periods, our license revenue has declined. License revenue decreased to $6.4 million in the third quarter of 2006 compared to $7.1 million in the third quarter of 2005. License revenue also decreased to $6.9 million in the fourth quarter of 2006 compared to $7.8 million in the fourth quarter of 2005 and decreased to $26.6 million for the twelve months ended December 31, 2006 compared to $27.5 million for the twelve months ended December 31, 2005. License revenue for the first quarter of 2007 decreased even more significantly to $4.8 million compared to $6.6 million in the first quarter of 2006. We expect that license revenue in future periods, including the rest of fiscal 2007, will fluctuate substantially from quarter to quarter and may continue to decline.

Our license revenues in any quarter are substantially dependent on orders booked and delivered in that quarter. Our revenues in a given quarter could be adversely affected if we are unable to complete one or more large license agreements, or if the contract terms were to prevent us from recognizing revenue during that quarter. Variations in the size and timing of our customer orders could expose us to substantial revenue fluctuations and higher operating costs. Further, we have often booked a large amount of our sales in the last month, weeks or days of each quarter and delays in the closing of sales near the end of a quarter could cause quarterly revenue to fall short of anticipated levels. These factors may cause significant periodic variation in our license revenues. In addition, we incur or commit to operating expenses based on anticipated revenue levels, and generally do not know whether revenues in any quarter will meet expectations until the end of that quarter.

Historically, we have not placed significant reliance on large sales transactions in any given quarter, with a substantial volume of our revenues being driven from smaller transactions. However, if we encounter difficulty and cannot generate a sufficient number of large customer orders, or if customers delay or cancel such orders in a particular quarter, our revenues and operating results may be adversely affected.

The matters relating to the review by a Special Committee of the Board of our historical stock option grant practices and the restatement of our consolidated financial statements have required us to incur substantial expenses, have resulted in litigation, and may result in additional litigation and future government enforcement actions.

In November 2006, the Company announced that the Audit Committee of the Company’s Board of Directors, with the assistance of independent legal counsel, was conducting a review of our stock option grant practices covering the time from the Company’s initial public offering in 2000 through August 2006. In December 2006, the Company’s Board of Directors formed a Special Committee to continue this review. As described in the Explanatory Note immediately preceding Item 1, and in Note 2 “Restatement of Condensed Consolidated Financial Statements” in Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q, the Special Committee reached a conclusion that incorrect measurement dates and exercise prices were used for financial accounting purposes for stock option grants in certain prior periods. As a result, the Company has recorded additional non-cash stock-based compensation expense, and related tax effects, related to certain stock option grants, and the Company has restated certain previously filed financial statements included in this Quarterly Report on Form 10-Q.

This review of our historical stock option grant practices has required us to incur substantial expenses for legal, accounting, tax and other professional services, has diverted our management’s attention from our business, and could in the future adversely affect our business, financial condition, results of operations and cash flows.

Our historical stock option grant practices and the restatement of our prior financial statements have exposed us to greater risks associated with litigation and regulatory proceedings. Several derivative complaints have been filed pertaining to allegations relating to stock option grants. The conduct and resolution of these matters will be time consuming, expensive and distract management from the conduct of our business.

In November 2006, we voluntarily contacted the SEC regarding the stock option review. Shortly thereafter, the SEC requested that the Company produce certain documents relating to the Company’s stock option practices. In December 2006, the Company responded to the SEC’s document production request. In March 2007, special independent counsel to the Special Committee met with the enforcement staff of the SEC and provided them with a report of the Special Committee’s review and findings. There can be no assurance that the SEC will not commence an enforcement action against the Company, or commence proceedings against our directors and officers as individuals, which, in each case, could further divert our management’s attention from our business, and could in the future adversely affect our business, financial condition, results of operations and cash flows.

The finding of the Special Committee’s review are more fully described in the Explanatory Note immediately preceding Item 1, and in Note 2 “Restatement of Condensed Consolidated Financial Statements” in Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

Our common stock may be delisted from the NASDAQ Global Select Market, which may reduce the price of our common stock and levels of liquidity available to our stockholders and cause confusion among investors.

On November 13, 2006, we submitted to the SEC a Notification of Late Filing pursuant to Rule 12b-25 of the Securities Exchange Act of 1934 in respect of this Quarterly Report on Form 10-Q. On November 15, 2006, we received a Staff Determination Letter from NASDAQ, stating that we were not in compliance with NASDAQ Marketplace Rule 4310(c)(14), because we had not filed this Quarterly Report on Form 10-Q in a timely manner. The Staff Determination Letter indicated that our securities would be delisted from NASDAQ unless we timely requested a hearing before a NASDAQ Listing Qualifications Panel (the “Panel”). We timely requested such a hearing, and on January 18, 2006, we appeared before the Panel to appeal the Staff’s determination and present a plan to cure our filing deficiencies and regain compliance. On February 9, 2007, the Panel notified us that the Panel had determined to continue the listing of our securities on NASDAQ, provided that we met certain requirements. Those requirements were that we (i) provide NASDAQ with specified information regarding the results of the Special Committee’s review of stock option grant practices on or about March 1, 2007, (ii) file this Quarterly Report on Form 10-Q, any other delinquent periodic reports, and any required restatements on or before April 18, 2007, and (iii) comply with all other requirements for continued listing on NASDAQ. On March 1, 2007, we provided NASDAQ with certain information regarding the results of the Special Committee’s review, as requested. On March 16, 2007, we submitted to the SEC an additional Notification of Late Filing pursuant to Rule 12b-25 of the Securities Exchange Act of 1934 in respect of our Annual Report on Form 10-K for the year ended December 31, 2006 (the “2006 Form 10-K”). On March 21, 2007, we received an additional Staff Determination Letter from NASDAQ stating that we were not in compliance with NASDAQ Marketplace Rule 4310(c)(14) because we had not filed the 2006 Form 10-K in a timely manner. The additional Staff Determination Letter indicated that we were required to present our views with respect to the additional deficiency to the Panel in writing no later than March 28, 2007. On March 28, 2007 we responded to the Panel in writing regarding the additional deficiency and our plan to cure our filing deficiencies by April 18, 2007. On April 12, 2007, we requested a further extension of the April 18 deadline for filing this Quarterly Report on Form 10-Q and the 2006 Form 10-K. On April 18, 2007, the Panel granted an extension of the deadline to May 10, 2007. On May 8, 2007, we informed NASDAQ that we would not be able to meet this deadline for filing this Quarterly Report on Form 10-Q and the 2006 Form 10-K. On May 10, 2007, the NASDAQ Listing and Hearing Review Council (the “Listing Council”) called for review and determined to stay the April 18 decision of the Panel pending further action by the Listing Council. On May 11, 2007, we submitted to the SEC a Notification of Late Filing pursuant to Rule 12b-25 of the Securities Exchange Act of 1934 in respect of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 (the “First Quarter 10-Q”). On May 14, 2007, we received an additional Staff Determination Letter from NASDAQ stating that we are not in compliance with NASDAQ Marketplace Rule 4310(c)(14) because we have not filed the First Quarter 10-Q in a timely manner. The additional Staff Determination Letter indicated that we were required to make a submission with respect to the additional deficiency to the Listing Council in writing no later than May 21, 2007. On May 21, 2007, we responded to the Listing Council in writing regarding the additional deficiency and our plan to cure our filing deficiencies. The Listing Council has also requested that we submit any additional information that we wish the Listing Council consider regarding the continued listing of our securities on NASDAQ by June 29, 2007. We intend to timely provide such additional information to the Listing Council. The Listing Council has indicated that, following receipt of additional information from us and from the Panel, it will review the written record and make a determination regarding the continued listing of our securities on NASDAQ.

There can be no assurance that the Listing Council will determine to continue the listing of our securities on NASDAQ or that we will be able to satisfy any conditions to continued listing set forth by the Listing Council. In the event that we are unable to satisfy any such conditions, or if the Listing Council so determines following its review, our securities will be delisted from NASDAQ. In addition, if we are unable to become current in our SEC filings, our securities could be delisted from NASDAQ. If our common stock is delisted, it may become more difficult for our stockholders to sell our stock in the public market and the price of our common stock may be adversely affected because of the anticipated decreased liquidity. Delisting from NASDAQ could also result in negative implications including the potential loss of confidence by customers, suppliers and employees, the loss of investor interest, an increase in investor confusion, and fewer business development opportunities, any of which could materially adversely affect our financial condition and results of operations.

Claims and litigation based on the Special Committee’s review may require that we incur substantial additional expenses and expend significant additional management time.

On February 9, 2007, a complaint was filed in the United States District Court for the Northern District of California captioned Murray v. Wong et al., C07-00872 SBA. The complaint, which names the Company as a nominal defendant, relates to the Company’s historical stock option grant practices and seeks to bring derivative claims on behalf of the Company against its directors and certain current and former executive officers. The complaint asserts claims under federal and state law including breaches of fiduciary duties, unjust enrichment, statutory violations and other violations of law. The Company is evaluating the lawsuit and intends to respond appropriately. We cannot estimate the ultimate outcome of this case at this preliminary stage.

On February 26, 2007, a complaint was filed in the Superior Court of the State of California, County of San Francisco, captioned Loeb v. Wong et al., CGC-07-460779. The complaint, which was amended on April 10, 2007, names the Company as a nominal defendant, relates to the Company’s historical stock option grant practices and seeks to bring derivative claims on behalf of the Company against its directors and certain current and former executive officers and agents. The amended complaint also seeks to bring direct claims against the Company and the other named defendants. The complaint asserts claims under state law including breaches of fiduciary duties, abuse of control, gross mismanagement, waste of corporate assets, unjust enrichment and violations of the California Corporations Code. The amended complaint also asserts direct putative class claims relating to the proposed merger with affiliates of Thoma Cressey Bravo, Inc. The Company is evaluating the lawsuit and intends to respond appropriately. We cannot estimate the ultimate outcome of this case at this preliminary stage.

On March 9, 2007, a complaint was filed in the United States District Court for the Northern District of California captioned Redwing v. Wong et al., C07-01401. The complaint, which names the Company as a nominal defendant, relates to the Company’s historical stock option grant practices and seeks to bring derivative claims on behalf of the Company against its directors and certain current and former executive officers. The complaint asserts claims under federal and state law including breaches of fiduciary duties, unjust enrichment, statutory violations and other violations of law. The Company is evaluating the lawsuit and intends to respond appropriately. We cannot estimate the ultimate outcome of this case at this preliminary stage.

We may be named as a defendant in additional securities litigation or derivative lawsuits by current or former stockholders based on the restated financial statements. Further, we may be subject to claims relating to adverse tax consequences with respect to stock options covered by the restatement. Defending against potential claims would likely require significant attention and resources of management and could result in significant legal expenses.

Moreover, we cannot assure you that we will not be subject to regulatory actions by government agencies. Any such proceeding would divert the resources of management, could result in significant expenses and could cause our customers, employees and investors to lose confidence in our company.

We have identified a material weakness in our internal control over financial reporting as of September 30, 2006 that, if not remedied effectively, could result in material misstatements in our financial statements for future periods.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for our Company, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2006 and identified one material weakness, which was a failure to maintain an effective control environment that resulted in incorrect accounting for and disclosure of our stock-based compensation expense relating to options granted prior to March 2005. This lack of an effective control environment also resulted in the restatement of certain of our consolidated financial statements. Company management began efforts in the second quarter of 2005 and continuing throughout 2006 to improve controls relating to our option grant practices, and, as a result, management believes that the likelihood that a material error in our financial statements could have originated during the nine months ended September 30, 2006 and not have been detected as of September 30, 2006 was remote. However, management has concluded that the improved controls were not effective to detect and correct for deficiencies for options granted in periods prior to March 2005. Because of this material weakness, our management concluded, as of September 30, 2006, that our internal control over financial reporting was not effective. This material weakness is further described in “Item 4. Controls and Procedures” in this Quarterly Report on Form 10-Q.

A material weakness is defined by the Public Company Accounting Oversight Board (United States) as a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. A significant deficiency is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a misstatement of the financial statements that is more than inconsequential will not be prevented or detected. A control deficiency exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis.

We have implemented remedial measures designed to address this material weakness. If these remedial initiatives are insufficient to address the identified material weakness, or if additional material weaknesses or significant deficiencies in our internal control are discovered in the future, we may fail to meet our future reporting obligations on a timely basis, our financial statements may contain material misstatements, we could be required to restate our prior period financial results, our operating results may be harmed, we may be subject to class action litigation, and our common stock may be delisted from The NASDAQ Global Select Market. For example, material weaknesses that remain unremediated could result in material post-closing adjustments in future financial statements. Any failure to address the identified material weakness or any additional material weaknesses or significant deficiencies in our internal controls could also adversely affect the results of the periodic management evaluations regarding the effectiveness of our internal control over financial reporting that are required to be included in our Annual Reports on Form 10-K. Internal control deficiencies could also cause investors to lose confidence in our reported financial information. We can give no assurance that the measures we have taken to date or any future measures will remediate the material weakness identified or that any additional material weaknesses or additional restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. In addition, even if we are successful in strengthening our controls and procedures, those controls and procedures may not be adequate to prevent or identify irregularities, or errors or facilitate the fair presentation of our financial statements or SEC reports.

We have experienced changes in our senior management team that could affect our business and operations.

We have experienced significant changes in our senior management team, including the resignation of Stephen R. Wong, our former Chairman, Chief Executive Officer and President in January 2007. In October 2006 we hired Scott B. Schoonover as our Vice President, Worldwide Sales, following the resignation of Robert Lamvik, our former Vice President, Worldwide Field Operations. Because of these significant changes, our management team may not be able to work together effectively to successfully develop and implement our business strategies and financial operations. In addition, management will need to devote significant attention and resources to preserve and strengthen relationships with employees, customers and the investor community. As announced in January 2007, the Board of Directors formed a Management Oversight Committee following Mr. Wong’s resignation, to assist the Company’s management team on business and operational matters until the proposed merger is completed. If our management team, with assistance from this Management Oversight Committee, is unable to achieve these goals, our ability to grow our business and successfully meet operational challenges could be impaired. If the proposed merger with affiliates of Thoma Cressey Bravo, Inc. is not completed, we will need to recommence our search for a new Chief Executive Officer, our Senior Vice President of Operations, Raj Sabhlok, will either resign or be terminated, and there would likely be other changes in our senior management team that could adversely affect our business and operations.

We have recently implemented changes in our sales force that may affect our revenues in future periods.

We have recently restructured and made other adjustments to our sales force in response to management changes, product changes, performance issues and other internal considerations. Additionally, we currently are seeking to fill the open position of Vice President of EMEA Sales. We have also recently increased headcount in our telesales groups. These changes to our sales force require a transition phase prior to full productivity. This could have a temporary negative effect on our license revenues.

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

Our operating results would be harmed if overall information technology spending were to decrease.

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

Given the lengthy financial restatement process, the related SEC and internal investigations and the potential delisting of our common stock from NASDAQ, it has become more difficult to retain key personnel, including members of our finance team. In addition, we have recently experienced increased employee turnover, especially in our sales and marketing and research and development departments. We will need to continue to recruit, new personnel into our organizations. Our business will not be able to grow if we cannot continue to fill these positions and attract, retain, and motivate other qualified personnel. Competition for qualified employees remains intense and we may not be able to attract, assimilate, or retain highly qualified personnel in the future. There has been in the past and there may also be in the future a shortage of personnel that possess the technical background necessary to sell, support, and develop our products effectively. It has also become more difficult to recruit qualified financial personnel since the implementation of the new laws, regulations and standards relating to corporate governance, public disclosure and financial reporting.

The expansion of our international operations exposes us to risks.

We expect to continue to expand our international sales and research and development operations, including the relocation of significant software development activities to Romania. As a result, we could face a number of risks from our expanding international operations including:

•	staffing and managing foreign operations;

•	complying with increased financial accounting and reporting complexities, including implementing effective internal controls across international operations;

•	complying with foreign redundancy notification and severance payment obligations;

•	potentially adverse tax consequences;

•	the loss of revenues and net income resulting from currency fluctuations;

•	compliance with a wide variety of complex foreign laws and treaties;

•	the impact of war or terrorist activities;

•	uncertain protection for our intellectual property rights in some countries;

•	delays of product updates or launches due to the transition of research and development activities to new facilities;

•	licenses, tariffs and other trade barriers;

•	longer sales and payment cycles; and

•	costs and difficulties of customizing products for foreign countries.

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

A significant portion of our revenues is derived from sales of our DBArtisan product line, which was 40% of our license revenue in fiscal 2004 and 39% of our license revenue in fiscal 2005. For the three and nine months ended September 30, 2006, the DBArtisan product line accounted for more than 39% of our license revenues. We expect that sales of the DBArtisan product line will continue to represent a substantial portion of our license revenues for the foreseeable future. In addition, many of our customers initiate a relationship with us by purchasing DBArtisan. If demand for DBArtisan declines due to competition, technological change or other factors, our revenues and income may decline significantly.

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

The timing of our revenues has become more difficult to forecast because of this lengthy sales cycle for large sales. We may expend substantial time and resources to negotiate transactions with prospective customers but then be delayed in concluding, or be unable to conclude, sales of our products and maintenance. As we have experienced in recent quarters, a delay in, or failure to complete, sales in a particular period can reduce our revenues in that period as well as in subsequent periods over which revenues for the sale may be recognized. When we experience a delay on one or more large orders, it harms our ability to meet our forecasts for a given period. If our sales cycle unexpectedly lengthens in general or for one or more large sales, it could negatively affect the timing of our revenues and may cause our revenues and operating results to vary significantly from period to period.

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

For example, effective January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123(R), “Share Based Payment” (SFAS 123(R)), which requires us to calculate compensation expense related to all share-based awards and to recognize the expense in our financial statements. For the three and nine month periods ended September 30, 2006, we recognized $545,000 and $2,121,000, respectively, in stock-based compensation expenses related to the adoption of SFAS 123(R). In future periods, we expect that compensation expenses associated with the adoption of SFAS 123(R) will be significant and will cause our net income and net income per share to be significantly reduced.

An unfavorable government review of our tax returns or changes in our effective tax rates could adversely affect our operating results.

Our operations are subject to income and transaction taxes in the United States and in multiple foreign jurisdictions. Our tax filings are subject to review or audit by the Internal Revenue Service (“IRS”) and state, local and foreign taxing authorities. We exercise judgment in determining our worldwide provision for income taxes and, in the ordinary course of our business, there may be transactions and calculations where the ultimate tax determination is uncertain.

As of September 30, 2006, we were under IRS audit of our United States federal income tax returns for the fiscal years ended December 31, 2003 and 2004. On April 16, 2007, we received a final report from auditors for the IRS with respect to the IRS examination of our U.S. federal tax returns for 2003 and 2004. This report contained a proposed tax assessment for these tax years of approximately $163,000 and an adjustment to net operating loss and tax credit carryforwards. We have accepted and signed the auditors’ report to close the examination. In the future, we may be subject to additional audits. The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations. If future audits result in assessment of additional taxes due, our results of operations may be adversely affected for the period in which the matter is ultimately resolved or an unfavorable outcome becomes probable and reasonably estimable.

We have determined that we face certain unpaid sales tax liabilities in various states for previous periods. We have filed under the Streamline Sales Tax Project amnesty program in the applicable states and also filing voluntary disclosure agreements in other states. The calculations of these sales tax liabilities involve uncertainties in the application of complex sales tax regulations, and our results of operations could be adversely affected if our sales tax liabilities are determined to be significantly higher.

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

We adopted SFAS No. 142 on January 1, 2002, and, as a result, we ceased to amortize goodwill. We now test our goodwill for impairment on an annual basis or in the event of a significant change in our business. We performed our impairment test as of September 30, 2006 and determined that there had been no impairment to our goodwill. As of September 30, 2006, our goodwill balance was $14.2 million. In the future, if we determine that this goodwill has been impaired, we will be required to take a non-recurring charge to write down this asset, which would adversely affect our earnings and book value.

Increased costs associated with corporate governance compliance may significantly impact our results of operations.

Changing laws, regulations and standards relating to corporate governance, public disclosure and compliance practices, including the Sarbanes-Oxley Act of 2002, new SEC regulations and NASDAQ Global Select Market rules, are creating uncertainty for companies such as ours in understanding and complying with these laws, regulations and standards. As a result of this uncertainty and other factors, devoting the necessary resources to comply with evolving corporate governance and public disclosure standards has resulted in increased general and administrative expenses and a diversion of management time and attention to compliance activities. Our compliance costs in 2006 were lower than in 2005, as we were able to better control our costs in our third year of compliance with the requirements of the Sarbanes-Oxley Act of 2002. However, these costs could increase in 2007 or in the future, if the proposed merger with an affiliate of Thoma Cressey Bravo is not completed. In addition, these developments, as well as the litigation we confront based on the Special Committee’s review of our stock option grant practices and the resulting restatements, may make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain such coverage. Moreover, we may not be able to comply with these more stringent rules and regulations on a timely basis. These developments could make it more difficult for us to attract and retain qualified members of our board of directors or qualified executive officers.

Additionally, in fiscal year 2006, we have incurred $1.4 million of additional legal, accounting and consulting costs in connection with the Special Committee’s review of our historical stock option grant practices. As a result of the review, our results of operations for 2006 were adversely affected. We expect these costs to be significantly higher in fiscal 2007, which would also have an adverse effect on our results of operations for 2007.

Our proprietary rights may be inadequately protected and infringement claims or independent development of competing technologies could harm our competitive position.

We rely on copyright and trademark laws, trade secrets, confidentiality procedures, and contractual provisions to establish and protect our proprietary rights. We also enter into confidentiality agreements with employees and consultants and attempt to restrict access to proprietary information on a need-to-know basis. Despite such precautions, unauthorized third parties may be able to copy aspects of our products or obtain and use information that we consider as proprietary. Further, the protection of our proprietary rights may be more difficult in countries like Romania, where we are expanding our development activities.

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

Our executive officers and directors, in the aggregate, beneficially held more than 27% of our outstanding common stock as of September 30, 2006. Following the January 2007 resignation of Stephen R. Wong, our former Chairman, Chief Executive Officer and President, our executive officers and directors, in the aggregate, beneficially held approximately 5% of our outstanding common stock as of March 31, 2007. These stockholders, if acting together, and Mr. Wong, if acting individually or together with other stockholders, can significantly influence all matters requiring approval by our stockholders, including the approval of equity compensation plans, the election of directors and the approval of mergers or other business combination transactions.

On April 5, 2007, in connection with the execution of the merger agreement relating to the proposed merger with affiliates of Thoma Cressey Bravo, Inc., each of Stephen Wong, Raj Sabhlok, our Senior Vice President of Operations, Michael Shahbazian, our Chief Financial Officer, Wayne Williams, our Chief Technology Officer, and Scott Schoonover, our Vice President, Worldwide Sales, executed a voting agreement pursuant to which each as agreed to vote, or cause to be voted or consented, all of his shares of our common stock and those acquired after the date of the voting agreements, if any, in favor of adoption of the merger agreement. These voting agreements only relate to the adoption of the merger agreement and no other matters, and in the event that the merger agreement is terminated or our board of directors withdraws or modifies its approval or recommendation of the proposed merger, the voting agreements will automatically terminate. The voting agreements cover an aggregate of 4,782,658 shares of our common stock, representing approximately 18.3% of the shares of our common stock entitled to vote upon the adoption of the merger agreement.

We expect the price of our common stock to remain volatile, making it difficult for our stockholders to predict the return on their investment.

Since our initial public offering, the market price of our common stock has fluctuated significantly in response to a number of factors, including:

•	the announcement of our proposed merger;

•	the announcement of the termination of the previously proposed merger;

•

market reaction to our announcement of the non-reliability of our financial statements and related communications for the periods commencing on or after January 1, 2000 through the present, the inability of the investing public to rely on our previously issued financial statements for those periods, and the delayed filing of our Form 10-Q for the quarter ended September 30, 2006, our Form 10-K for the fiscal year ended December 31, 2006 and our Form 10-Q for the quarter ended March 31, 2007;

•

market reaction to our announcement of the delayed filing of our Form 10-Q for the quarter ended December 31, 2004, and the inability of the investing public to rely on our previously issued financial statements for the quarters and year ended December 31, 2004;

•

market reactions to our announcement of the restatements of our financial statements for the years 2000, 2001, 2002 and 2003, the inability of the investing public to rely on our previously issued financial information for those years ended December 31, and December 31, 2004 and 2003, and the delayed filing of the Form 10-K for 2004;

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

If we are not able to complete the merger for any reason, we expect that the price of our stock would decline to historical levels at or below those before we announced the signing of our initial merger agreement on September 6, 2006.

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

Pursuant to our publicly announced stock repurchase program approved by our Board of Directors in September 2001 and amended as of July 2002, July 2004 and October 2004, we are authorized to repurchase up to an aggregate of 4,230,000 shares of common stock. Under this stock repurchase program, depending on market conditions and other factors, we may make repurchases from time to time in the open market and in negotiated transactions, including block transactions. This stock repurchase program may be terminated at any time. During the nine months ended September 30, 2006, we did not repurchase any stock under the stock repurchase program.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company’s Annual Meeting of Stockholders was held on July 31, 2006. At that time, there were present in person or by proxy 23,575,369 shares representing 91.13% of the total votes. At the Annual Meeting, the Company’s stockholders voted to take the following actions:

(1) elect two Class III directors to serve on the Board of Directors for a term of three years and until their successors are elected and qualified or until their earlier death, resignation or removal;

(2) approve amendments to the Company’s 2004 Equity Incentive Plan to: (a) increase the number of shares reserved for issuance under the plan by 2,850,000 shares of common stock to an aggregate total of 4,850,000 shares; (b) establish that the maximum amount of any stock award issued under the plan to any participant in any fiscal year shall be 300,000 shares and the maximum cash award shall be $2,000,000; (c) increase the maximum aggregate number of shares that may be issued pursuant to stock awards under the plan by 750,000 shares to 1,150,000 shares; (d) provide that no options may be granted under the plan at less than fair market value; and (e) make certain other administrative clarifications and changes to the plan;

(3) approve amendments to the Company’s Amended and Restated 2000 Nonemployee Directors Stock Option Plan to: (a) increase the number of shares reserved for issuance under the plan by 350,000 shares of common stock to an aggregate total of 750,000 shares and (b) reduce the term of the options granted under the plan from ten to seven years; and

(4) ratify the appointment of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for the year ending December 31, 2006.

Results of stockholder voting were as follows:

(a)	To elect two three-year term Class III members serving on the Board of Directors.

Election of Director	Votes For	Votes Withheld
Stephen R. Wong	23,061,617	513,752
Gary E. Haroian	23,404,448	170,921

(b)	To approve amendments to the Company’s 2004 Equity Incentive Plan.

Votes For	Votes Against	Votes Abstain	Broker Non-Vote
18,502,638	1,031,258	2,200	4,039,273

(c)	To approve amendments to the Company’s Amended and Restated 2000 Nonemployee Directors Stock Option Plan.

Votes For	Votes Against	Votes Abstain	Broker Non-Vote
18,615,130	893,766	27,200	4,039,273

(d)	To ratify the appointment of PricewaterhouseCoopers LLP as the Company’s registered independent public accounting firm for the year ending December 31, 2006.

Votes For	Votes Against	Votes Abstain	Broker Non-Vote
23,510,102	39,567	25,700	0

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibits:

The following documents are furnished as Exhibits to this Report:

Exhibit Number	Description of Document
10.1	Form of Indemnification Agreement.
31	Certification of Michael Shahbazian pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Michael Shahbazian pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EMBARCADERO TECHNOLOGIES , INC.

By:	/s/ MICHAEL SHAHBAZIAN
Michael Shahbazian Senior Vice President and Chief Financial Officer

Date: May 23, 2007