Form 10-K
period 2006-12-31
EMBARCADERO TECHNOLOGIES INC
filed 2007-05-24
CIK 1107112

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2006

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

(415) 834-3131

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12 (b) of the Act:

Common Stock, $0.001 Par Value	NASDAQ Global Select Market
(Title of Class)	(Names of Each Exchange on which Registered)

Securities registered pursuant to Section 12 (g) of the Act:

NONE

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

Aggregate market value of the voting stock held on June 30, 2006 by non-affiliates of the registrant was approximately $116,513,000 based on the last sales price reported for such date on the Nasdaq National Market (now known as the Nasdaq Global Select Market). Number of shares of Common Stock outstanding at May 1, 2007: 26,134,970.

DOCUMENTS INCORPORATED BY REFERENCE

Not applicable.

EMBARCADERO TECHNOLOGIES, INC.

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended December 31, 2006

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

PART I

Explanatory Note

In this Form 10-K, Embarcadero Technologies, Inc. is restating its consolidated balance sheet as of December 31, 2005 and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years ended December 31, 2005 and 2004 and for each quarter of 2005 and the first two quarters of 2006. The Company’s decision to restate is the result of an independent review of the Company’s historical stock option practices and related accounting that was conducted by a Special Committee of the Board of Directors (the “Special Committee”).

The Special Committee undertook a comprehensive analysis of the Company’s historical stock option practices, including all option grants from the Company’s initial public offering in April 2000 to August 2006, option vesting practices and option exercises. The Special Committee concluded that about half of the grants under review, or two thirds of the number of shares covered under option grants, were misdated and mispriced from the time of the initial public offering until March 2005. The Special Committee also concluded that certain options that were granted to consultants for services had different vesting schedules than were originally used to calculate the fair value of these options. In addition, the Special Committee found that one option was reported to have been exercised on a date that pre-dated the actual exercise date, giving the optionee preferential tax treatment.

The Special Committee found instances in which incorrect measurement dates were used to account for certain option grants. In addition, the Company found that it did not appropriately account for certain other aspects of stock compensation, but this did not result in a material adjustment to our historical consolidated financial statements. The total cumulative adjustment to stock compensation expense through December 31, 2005 resulting from these findings is $14.6 million. In addition to the stock-based compensation expense adjustment, the Company also elected to restate prior year results from fiscal year 2003 to 2005 for its sales tax liability from sales in various states where the Company had established sales tax nexus. The total cumulative adjustment to sales tax expense through December 31, 2005 is $0.7 million. Accordingly, this Form 10-K includes restatements of the following previously filed financial statements and data (and related disclosures): (1) our consolidated financial statements as of and for the fiscal years ended December 31, 2005 and 2004; (2) our selected consolidated financial data as of December 31, 2005 and for the fiscal years ended December 31, 2005, 2004, 2003 and 2002; and (3) our unaudited quarterly financial data for all quarters of fiscal 2005 and the first and second quarter of fiscal 2006. See Note 3, “Restatement of Consolidated Financial Statements,” and Note 18 “Unaudited Quarterly Results of Operations,” to the consolidated financial statements included in this Form 10-K for a detailed discussion of the effect of the restatements.

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

Stock Option Review

In November 2006, the Company announced that the Audit Committee had retained independent legal counsel and accounting advisors to assist in an independent review of two option grants from 2001. After an initial review of the evidence suggested that there might be issues with other grants, the Audit Committee expanded the scope of the investigation to include all grants from April 20, 2000 (the date of the Company’s initial public offering) through August 2006 (the “Investigation Period”). As part of the expanded scope, the Audit Committee’s advisors determined that there were potential issues with one of the grants to outside directors, including directors who currently serve on the Board and/or the Audit Committee. As a result, on December 8, 2006, the Board decided to form an independent Special Committee of the Board to review the Company’s options practices.

During the Investigation Period, the Company made 1,086 individual stock option grants on 119 different dates, representing more than 6.5 million shares of common stock. After reviewing the evidence, the Special Committee concluded that for about half of these grants, the record grant date was not the date of determination as defined by the Company’s stock option plans and applicable accounting rules. Under Accounting Principles Board Opinion No. 25 (“APB No. 25”) and other applicable accounting rules, for options granted before 2006, when the exercise price is less than the fair market value on the measurement date, the Company must recognize a compensation expense over the options’ vesting period in an amount equal to the difference in the two prices multiplied by the number of options granted. For those grants where the record date was not the date of determination, the Special Committee sought to identify recommended measurement dates by ascertaining when the following were established: (1) the identity of the specific grantee, (2) the number of shares to be granted to each grantee, and (3) the exercise price that would apply to such option grant. In almost every instance where there was a discrepancy between the record grant date and the date of determination, the stock price on the record grant date was lower than the price on the date of determination.

Also, on several occasions during the Investigation Period, the Company modified or canceled and subsequently regranted options at lower prices. Under APB No. 25 and related accounting literature, modifying the exercise price of options may result in a variable award, which requires the Company to periodically remeasure the intrinsic value of the award and adjust compensation expense for changes in the intrinsic value until exercise, forfeiture or expiration.

To determine the correct measurement dates for these options under applicable accounting principles, we followed the guidance in APB No. 25, which deems the “measurement date” as the first date on which all of the following are known: (1) the individual employee who is entitled to receive the option grant; (2) the number of options that an individual employee is entitled to receive; and (3) the option’s exercise price. In addition, the “measurement date” cannot be earlier than the date on which the grant is approved. In instances where we determined we could not rely on the original grant date for an option, we determined corrected measurement dates based on our ability to establish or confirm, in our reasonable judgment, whether through other documentation, consistent or established Company practice or processes, or credible circumstantial information, that all requirements for the proper granting of the option had been satisfied under applicable accounting principles.

The Company has determined that the total cumulative pre-tax stock compensation expense through December 31, 2005 resulting from the errors described above was $14.6 million. In this Form 10-K, we recorded pre-tax stock compensation expense of $0.2 million and $0.3 million for the years ended December 31, 2005 and 2004, respectively, and $14.1 million prior to fiscal 2004. There was no impact on revenues or net cash provided by operating activities during any of these periods as a result of this additional stock compensation expense.

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

In some states, the Company filed for amnesty under the Streamline Sales Tax Project (“SSTP”) which relieved the Company from past due sales tax liability but committed the Company to report and file in all of the states in the SSTP. For the non-SSTP states, with the assistance of an outside consultant, the Company filed voluntary disclosure agreements to get current with past due amounts and to start to collect and remit sales taxes in states where the Company has established sales tax nexus. The cumulative pre-tax expense through December 31, 2005 resulting from the failure to register and file sales tax in various states was $0.7 million. In this Form 10-K, we recorded sales tax expense of $0.3 million, $0.3 million, and $0.1 million for the years ended December 31, 2005, 2004, and 2003 respectively. There was no impact on revenues or net cash provided by operating activities during any these periods as a result of this sales tax expense.

Tax Impact of Restatement

Our deferred tax asset was previously reported as $2.9 million; however the restatement resulted in a total increase to our gross deferred tax assets of approximately $2.4 million as of December 31, 2005. As a result, there is a tax benefit of approximately $0.3 million for 2000, $1.6 million for 2001, $1.5 million for 2002, $1.3 million for 2003, $0.2 million for 2004, and $0.2 million for 2005 relating to the additional stock compensation expense recorded by us. Additionally, there is no material impact on our consolidated financial statements arising from the impact of Section 409A of the Internal Revenue Code (the “Code”) or the limitations on deduction of executive stock compensation expense in Section 162(m) of the Code. See “Impact of Section 409A” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” Item 7 of this Form 10-K, for a discussion of the potential prospective impact of Section 409A on the Company’s future results of operations.

The cumulative effect of the restatement adjustments on our consolidated balance sheet at December 31, 2005 was an increase in deferred tax assets, an increase in accrued liabilities, an increase in additional paid-in capital, offset by a corresponding increase in the accumulated deficit and deferred stock-based compensation, which results in a net increase of $1.6 million in stockholders’ equity. The adjustments decreased previously reported net income per share by $0.01 for the years ended December 31, 2005 and 2004.

Item 1.	Business

Embarcadero Technologies, Inc. is a leading provider of database management solutions that help companies to improve the availability, integrity, accessibility, and security of corporate data. The company develops, markets, sells and supports software that helps customers manage corporate databases more effectively. Since its founding in 1993, Embarcadero has built a broad customer base with over 12,000 customers and over 90 of the Fortune 100. The company is headquartered in San Francisco, CA and distributes its software in the U.S. and abroad through its sales force as well as through distributors and resellers.

The fundamental goals of Embarcadero’s software are to help customers achieve higher returns from their investments in corporate data and to make the value of that data more evident to the business. In order to meet the demands of large enterprises and to attract the broadest possible customer base, the company’s software supports a variety of popular database platforms from major vendors, including Oracle ® , IBM ® , Microsoft ® and Sybase ® . In addition to its multi-platform capability, Embarcadero’s software also supports the lifecycle requirements of corporate databases as they move through the process of being designed, developed, deployed and managed in production. The company organizes its product line around three key disciplines in database management – architecture, availability and security – to focus attention on those areas where the company believes that customers have the most opportunity to extract greater value from their data infrastructure.

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

As corporate databases have grown in importance, so have pressures for database management professionals to deliver reliable service levels. Today, businesses expect IT organizations to manage the data infrastructure cost effectively while ensuring the availability, utility, and security of the underlying data. Despite years of investment, however, database management remains a challenge for even well-funded IT organizations due to the confluence of several factors:

•

Large Scale : Many large businesses make widespread use of database technology. Today, it is not unusual for large multinational organizations to operate their businesses on top of hundreds or even thousands of databases, which can be spread around the world and across many different business units. Managing data on such a large, distributed scale poses significant hurdles, as it becomes more difficult to operate efficiently while remaining responsive to changing business demands.

•

Rapid Growth : The challenge of managing corporate databases on a large scale is exacerbated by the rapid growth of corporate data. Such high growth rates make it difficult to keep database systems performing at high levels, challenge data professionals to manage larger volumes of data, and stretch the ability of IT organizations to absorb the growth without increasing cost structures.

•

Technical Complexity : Most companies, particularly larger ones, have failed to standardize on a single database platform. This introduces technical challenges that make it more difficult to manage databases and to deliver cohesive information derived from different systems.

•

De-centralized Management : Database management teams are often aligned with business units or specific applications. While this gives business units greater flexibility and control over their databases, opportunities to gain global visibility over all data assets, to establish broader data standards, and to benefit from greater economies of scale may not be realized due to data inconsistencies and redundant data resulting in lower productivity.

•

Increasing Compliance Requirements : At a time when businesses are driven to make information more accessible, concerns about data privacy and security are escalating. Numerous, well publicized data breaches have prompted governments to enact a variety of laws that impose substantial new compliance requirements on businesses to tighten data privacy and access controls. These new compliance requirements place a significant burden on data management professionals.

Failing to manage a data infrastructure effectively can result in higher costs and data that are not useful to the business. The large scale, rapid growth and technical complexity of the data infrastructure make it difficult for many organizations to achieve global visibility and control of their data. Lack of visibility into existing data assets limits the ability of IT organizations to be responsive to business demands. Similarly, the lack of global standards can lead to inconsistent data definitions and redundancies, which can result in higher costs, lower productivity, poorer data quality and additional effort to integrate incompatible data. Without the effective implementation of an overall strategy for managing data, organizations may incur higher costs for managing a large and growing data infrastructure without realizing commensurate business value from such investments.

Embarcadero Solutions

Since its founding, Embarcadero has focused on designing and developing software that meets the evolving requirements of database management professionals. The company organizes its product line around three key disciplines of database management that span the database lifecycle:

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

Availability. Over time, the cost of managing databases becomes a primary cost of ownership, eventually exceeding the initial cost of acquiring the software and hardware. Considering the high growth rate of corporate data, IT organizations are motivated to pursue process improvements that would enable them to achieve higher productivity in managing their data infrastructure. Today, database management professionals are responsible for the efficient administration of corporate databases while sustaining high service levels and remaining responsive to changing business requirements. In order to scale to meet these demands, IT organizations must examine opportunities to automate, streamline and simplify database administration on a broader scale.

Security. Businesses have a growing requirement to tighten database and data security in an effort to protect the confidentiality of sensitive information and to audit data access by the application users. Regulations, such as the Sarbanes-Oxley Act, the Health Insurance Portability and Accountability Act and Basel II, are forcing businesses around the world to comply with new mandates to safeguard data privacy and to tighten data access controls. Corporate databases are often the primary repository for sensitive and valuable information, such as social security numbers, credit card numbers, and patient records. Accordingly, in order to secure data effectively, companies must adopt a comprehensive strategy to strengthen database security, regardless of platform, and undertake a series of measures to protect the data.

To appeal to a wide variety of customers, our cross-platfrom database management products work in multi-platform environments which include a combination of Oracle ® , IBM ® DB2 ® UDB, Microsoft ® SQL Server ® , Sybase ®, and MySQL ® databases. Another element of our product strategy is to support the lifecycle requirements of databases as they progress through the process of being designed, developed, tested, deployed, and managed in production. When designing our products, we strive to make them easy to use so that both novice and expert users can become productive in using them quickly.

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

Sales and Marketing

North American sales. We sell our software in the United States and Canada primarily through a direct sales force comprised of a telesales group and a field sales organization. Our sales model has enabled us to efficiently build a broad customer base of small, medium and large accounts. The telesales group is designed to service smaller customers and sales transactions while the field sales organization targets major accounts with the potential for larger sales transactions and enterprise-wide implementations of our products. Sales cycles range between two to three months for departmental sales and up to six to twelve months for larger-scale enterprise-wide implementations. In 2006, channel sales accounted for approximately 18.9% of total revenue in North America compared to 15.4% in 2005.

International sales. International sales represented 27% of our license revenues for both 2006 and 2005, and were generated primarily by Embarcadero Europe Ltd., which manages the sales, marketing, and support of our products in Europe, the Middle East, and Africa. In other overseas markets, we sell our products through independent distributors and through our sales office in Melbourne, Australia. We have agreements with distributors in various countries in Central and Latin America, as well as the Asia Pacific region (“APAC”). During 2006, we increased our APAC sales to 7% from 3% of our total revenues in 2005. Our international distributors perform sales, marketing, and technical support functions for their local customers. We intend to increase our international sales by continued direct selling efforts through Embarcadero Europe Ltd. and our existing distributors, as well as by developing relationships with additional international distributors.

For a geographic breakdown of our revenue and long-lived assets, see Note 16 of the Notes to our Consolidated Financial Statements included in this report.

Marketing. Our marketing efforts are focused on generating market awareness and interest in our products. Key activities in 2006 included lead generation programs such as direct mail campaigns, search engine marketing, product seminars and webinars and advertising. We intend to continue our marketing efforts to increase account penetration throughout our existing customer base and new customer acquisition.

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

Research and Development

During fiscal years 2006, 2005, and 2004, research and development expenses were $16.6 million, $16.4 million, and $16.0 million respectively. These amounts represented 27.7%, 28.4%, and 28.5% respectively, of our total revenues in each of those years. Our research and development efforts are focused on enhancing our existing products as well as developing new applications that enable organizations to manage their corporate databases and the data that lives in them. Members of our research and development group have extensive experience in databases, database management software, design, performance management, and Internet technologies. We organize our research and development staff into discrete engineering teams responsible for specific products, for both new development and enhancements to existing products. These engineering teams are located in California, Colorado, Ontario, Canada, and Iasi, Romania. We supplement our internal software development efforts by using outside contractors and/or purchasing technology when we believe that utilizing such outside resources will help us to complete discrete programming tasks more effectively or efficiently than we can accomplish internally.

Our future success depends largely upon our ability to enhance existing products and develop new solutions that reinforce our competitive position, increases our market opportunity and our value proposition to customers. We have made and will continue to make financial and organizational investments in research and development. Product development input is obtained through customer feedback, by monitoring evolving user requirements, and by evaluating competing products. Our product management group is responsible for translating customer requirements and market opportunities into product development initiatives. Our engineering teams are in turn responsible for executing on these product development initiatives.

In the fourth quarter of 2006, we opened a development center in Iasi, Romania to leverage the growing technical talent and the lower associated wages in Romania. We intend to increase our development resources in Romania in 2007.

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

Competition

The market for our products is highly competitive, dynamic, and subject to rapidly changing technology. We compete against other providers of data and database management tools, data performance and availability, enterprise data design and modeling, and data movement technologies, which include Computer Associates, Quest Software, BMC Software, IBM, Informatica Corporation, and other independent software vendors.

Our database products also compete with products offered by the manufacturers of relational databases including Oracle, Microsoft, Sybase, MySQL, and IBM. Some of these competing products are provided at no charge to the database customers. We expect that companies such as Oracle, Microsoft, Sybase, and IBM will continue to develop and incorporate into their products applications which compete with our products and may take advantage of their substantial financial, technical, marketing, and distribution resources in those efforts.

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

Employees

As of December 31, 2006, we had 222 employees, 87 of whom were engaged in research and development, 81 in sales and marketing, 23 in customer service and support, and 31 in general and administration. Our future performance depends largely on our continuing ability to attract, train and retain highly qualified technical, sales, service, marketing, and managerial personnel. None of our employees is represented by a collective bargaining agreement. We have not experienced any work stoppages and consider our relations with our employees to be good.

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

In December 2006, we and affiliates of Thoma Cressey Bravo mutually terminated a previous merger agreement because we concluded that we could not proceed with a stockholder vote while the Special Committee’s review was pending and our financial statements could not be relied upon. If we are not able to complete the proposed merger, our stock price would be adversely affected and our business and operating results could be harmed. In addition, we believe that the amount of costs, fees, expenses and charges related to the merger could cause actual results to differ materially from forward-looking statements contained under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report.

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

Our business depends in large part on our ability to generate license revenues from new and existing customers. In recent periods, our license revenue has declined. License revenue decreased to $6.9 million in the fourth quarter of 2006 compared to $7.8 million in the fourth quarter of 2005 and decreased to $26.6 million for the twelve months ended December 31, 2006 compared to $27.5 million for the twelve months ended December 31, 2005. License revenue for the first quarter of 2007 decreased even more significantly to $4.8 million compared to $6.6 million in the first quarter of 2006. We expect that license revenue in future periods, including the rest of fiscal 2007, will fluctuate substantially from quarter to quarter and may continue to decline.

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

In November 2006, the Company announced that the Audit Committee of the Company’s Board of Directors, with the assistance of independent legal counsel, was conducting a review of our stock option grant practices covering the time from the Company’s initial public offering in 2000 through August 2006. In December 2006, the Company’s Board of Directors formed a Special Committee to continue this review. As described in the Explanatory Note immediately preceding Item 1, and in Note 3 “Restatement of Consolidated Financial Statements” in Notes to Consolidated Financial Statements in this Annual Report on Form 10-K, the Special Committee reached a conclusion that incorrect measurement dates and exercise prices were used for financial accounting purposes for stock option grants in certain prior periods. As a result, the Company has recorded additional non-cash stock-based compensation expense, and related tax effects, related to certain stock option grants, and the Company has restated certain previously filed financial statements included in this Annual Report on Form 10-K.

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

The finding of the Special Committee’s review are more fully described in the Explanatory Note immediately preceding Item 1, and in Note 3 “Restatement of Consolidated Financial Statements” in Notes to Consolidated Financial Statements in this Annual Report on Form 10-K.

Our common stock may be delisted from the NASDAQ Global Select Market, which may reduce the price of our common stock and levels of liquidity available to our stockholders and cause confusion among investors.

On November 13, 2006, we submitted to the SEC a Notification of Late Filing pursuant to Rule 12b-25 of the Securities Exchange Act of 1934 in respect of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (the “Third Quarter 10-Q”). On November 15, 2006, we received a Staff Determination Letter from NASDAQ, stating that we were not in compliance with NASDAQ Marketplace Rule 4310(c)(14), because we had not filed the Third Quarter 10-Q in a timely manner. The Staff Determination Letter indicated that our securities would be delisted from NASDAQ unless we timely requested a hearing before a NASDAQ Listing Qualifications Panel (the “Panel”). We timely requested such a hearing, and on January 18, 2007, we appeared before the Panel to appeal the Staff’s determination and present a plan to cure our filing deficiencies and regain compliance. On February 9, 2007, the Panel notified us that the Panel had determined to continue the listing of our securities on NASDAQ, provided that we met certain requirements. Those requirements were that we (i) provide NASDAQ with specified information regarding the results of the Special Committee’s review of stock option grant practices on or about March 1, 2007, (ii) file the Third Quarter 10-Q, any other delinquent periodic reports, and any required restatements on or before April 18, 2007, and (iii) comply with all other requirements for continued listing on NASDAQ. On March 1, 2007, we provided NASDAQ with certain information regarding the results of the Special Committee’s review, as requested. On March 16, 2007, we submitted to the SEC an additional Notification of Late Filing pursuant to

Rule 12b-25 of the Securities Exchange Act of 1934 in respect of this Annual Report on Form 10-K. On March 21, 2007, we received an additional Staff Determination Letter from NASDAQ stating that we were not in compliance with NASDAQ Marketplace Rule 4310(c)(14) because we had not filed this Annual Report on Form 10-K in a timely manner. The additional Staff Determination Letter indicated that we were required to present our views with respect to the additional deficiency to the Panel in writing no later than March 28, 2007. On March 28, 2007, we responded to the Panel in writing regarding the additional deficiency and our plan to cure our filing deficiencies by April 18, 2007. On April 12, 2007, we requested a further extension of the April 18 deadline for filing the Third Quarter 10-Q and this Annual Report on Form 10-K. On April 18, 2007, the Panel granted an extension of the deadline to May 10, 2007. On May 8, 2007, we informed NASDAQ that we would not be able to meet this deadline for filing the Third Quarter 10-Q and this Annual Report on Form 10-K. On May 10, 2007, the NASDAQ Listing and Hearing Review Council (the “Listing Council”) called for review and determined to stay the April 18 decision of the Panel pending further action by the Listing Council. On May 11, 2007, we submitted to the SEC a Notification of Late Filing pursuant to Rule 12b-25 of the Securities Exchange Act of 1934 in respect of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 (the “First Quarter 10-Q”). On May 14, 2007, we received an additional Staff Determination Letter from NASDAQ stating that we are not in compliance with NASDAQ Marketplace Rule 4310(c)(14) because we have not filed the First Quarter 10-Q in a timely manner. The additional Staff Determination Letter indicated that we were required to make a submission with respect to the additional deficiency to the Listing Council in writing no later than May 21, 2007. On May 21, 2007, we responded to the Listing Council in writing regarding the additional deficiency and our plan to cure our filing deficiencies. The Listing Council has also requested that we submit any additional information that we wish the Listing Council consider regarding the continued listing of our securities on NASDAQ by June 29, 2007. We intend to timely provide such additional information to the Listing Council. The Listing Council has indicated that, following receipt of additional information from us and from the Panel, it will review the written record and make a determination regarding the continued listing of our securities on NASDAQ.

There can be no assurance that the Listing Council will determine to continue the listing of our securities on NASDAQ or that we will be able to satisfy any conditions to continued listing set forth by the Listing Council. In the event that we are unable to satisfy any such conditions, or if the Listing Council so determines following its review, our securities will be delisted from NASDAQ. In addition, if we are unable to become current in our SEC filings, our securities could be delisted from NASDAQ. If our common stock is delisted, it may become more difficult for our stockholders to sell our stock in the public market and the price of our common stock may be adversely affected because of the anticipated decreased liquidity. Delisting from NASDAQ could also result in other negative implications including the potential loss of confidence by customers, suppliers and employees, the loss of investor interest, an increase in investor confusion, and fewer business development opportunities, any of which could materially adversely affect our financial condition and results of operations.

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

We have identified a material weakness in our internal control over financial reporting as of December 31, 2006 that, if not remediated effectively, could result in material misstatements in our financial statements for future periods.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for our Company, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2006 and identified one material weakness, which was a failure to maintain an effective control environment that resulted in incorrect accounting for and disclosure of our stock-based compensation expense relating to options granted prior to March 2005. This lack of an effective control environment also resulted in the restatement of certain of our consolidated financial statements. Company management began efforts in the second quarter of 2005 and continuing throughout 2006 to improve controls relating to our option grant practices, and, as a result, management believes that the likelihood that a material error in our financial statements could have originated during fiscal 2006 and not have been detected as of December 31, 2006 was remote. However, management has concluded that the improved controls were not effective to detect and correct for deficiencies for options granted in periods prior to March 2005. Because of this material weakness, our management concluded, as of December 31, 2006, that our internal control over financial reporting was not effective. This material weakness is further described in “Item 9A. Controls and Procedures” in this Annual Report on Form 10-K.

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

A significant portion of our revenues is derived from sales of our DBArtisan product line, which was 40% of our license revenue in fiscal 2004 and 39% of our license revenue in fiscal 2005 and 40% of our license revenue in fiscal 2006. We expect that sales of the DBArtisan product line will continue to represent a substantial portion of our license revenues for the foreseeable future. In addition, many of our customers initiate a relationship with us by purchasing DBArtisan. If demand for DBArtisan declines due to competition, technological change or other factors, our revenues and income may decline significantly.

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

For example, effective January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123(R), “Share Based Payment” (SFAS 123(R)), which requires us to calculate compensation expense related to all share-based awards and to recognize the expense in our financial statements. For the year ended December 31, 2006, we recognized $1.5 million, net of tax, in stock-based compensation expenses related to the adoption of SFAS 123(R). In future periods, we expect that compensation expenses associated with the adoption of SFAS 123(R) will be significant and will cause our net income and net income per share to be significantly reduced.

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

As of December 31, 2006, we were under IRS audit of our United States federal income tax returns for the fiscal years ended December 31, 2003 and 2004. On April 16, 2007, we received a final report from auditors for the IRS with respect to the IRS examination of our U.S. federal tax returns for 2003 and 2004. This report contained a proposed tax assessment for these tax years of approximately $163,000 and an adjustment to net operating loss and tax credit carryforwards. We have accepted and signed the auditors’ report to close the examination. In the future, we may be subject to additional audits. The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations. If future audits result in assessment of additional taxes due, our results of operations may be adversely affected for the period in which the matter is ultimately resolved or an unfavorable outcome becomes probable and reasonably estimable.

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

We adopted SFAS No. 142 on January 1, 2002, and, as a result, we ceased to amortize goodwill. We now test our goodwill for impairment on an annual basis or in the event of a significant change in our business. We performed our impairment test as of September 30, 2006 and determined that there had been no impairment to our goodwill. As of December 31, 2006, our goodwill balance was $14.3 million. In the future, if we determine that this goodwill has been impaired, we will be required to take a non-recurring charge to write down this asset, which would adversely affect our earnings and book value.

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

Our executive officers and directors, in the aggregate, beneficially held more than 27% of our outstanding common stock as of December 31, 2006. Following the January 2007 resignation of Stephen R. Wong, our former Chairman, Chief Executive Officer and President, our executive officers and directors, in the aggregate, beneficially held approximately 5% of our outstanding common stock as of March 31, 2007. These stockholders, if acting together, and Mr. Wong, if acting individually or together with other stockholders, can significantly influence all matters requiring approval by our stockholders, including the approval of equity compensation plans, the election of directors and the approval of mergers or other business combination transactions.

On April 5, 2007, in connection with the execution of the merger agreement relating to the proposed merger with affiliates of Thoma Cressey Bravo, Inc., each of Stephen Wong, Raj Sabhlok, our Senior Vice President of Operations, Michael Shahbazian, our Chief Financial Officer, Wayne Williams, our Chief Technology Officer, and Scott Schoonover, our Vice President, Worldwide Sales, executed a voting agreement pursuant to which each has agreed to vote, or cause to be voted or consented, all of his shares of our common stock and those acquired after the date of the voting agreements, if any, in favor of adoption of the merger agreement. These voting agreements only relate to the adoption of the merger agreement and no other matters, and in the event that the merger agreement is terminated or our board of directors withdraws or modifies its approval or recommendation of the proposed merger, the voting agreements will automatically terminate. The voting agreements cover an aggregate of 4,782,658 shares of our common stock, representing approximately 18.3% of the shares of our common stock entitled to vote upon the adoption of the merger agreement.

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

Our headquarters currently occupy approximately 24,300 square feet in San Francisco, California, pursuant to a lease we executed in April 2004, and which expires in June 2009. Ongoing costs associated with our former San Francisco facilities are included in our restructuring reserve, as discussed in Note 10 of the Notes to our Consolidated Financial Statements, included in Item 8 hereof. Our Colorado office occupies approximately 8,000 square feet in Littleton and Colorado Springs, Colorado pursuant to leases that expire in August 2006 and February 2007, respectively. In addition, we maintain a research and development facility of approximately 6,500 square feet in Monterey, California pursuant to a lease that expired in November 2005 and that was extended month-to-month. Subsequently, we have negotiated a new lease for our Monterey, California office for 6,100 square feet of space starting in March 2006 and expiring in March 2011. We have additional field sales and software development offices in the United States, Canada, the United Kingdom, Romania and Australia.

We believe that our facilities are adequate and that, if required, we would be able to lease additional space to accommodate expansion.

Item 3.	Legal Proceedings

As of December 31, 2006, we had no material pending legal proceedings.

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

No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2006.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock Market Price

Our common stock is traded on the NASDAQ Global Select Market (“NASDAQ”) under the symbol “EMBT.” Our common stock began trading on NASDAQ on April 20, 2000, the date of our initial public offering.

On November 13, 2006, we submitted to the SEC a Notification of Late Filing pursuant to Rule 12b-25 of the Securities Exchange Act of 1934 in respect of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (the “Third Quarter 10-Q”). On November 15, 2006, we received a Staff Determination Letter from NASDAQ, stating that we were not in compliance with NASDAQ Marketplace Rule 4310(c)(14), because we had not filed the Third Quarter 10-Q in a timely manner. The Staff Determination Letter indicated that our securities would be delisted from NASDAQ unless we timely requested a hearing before a NASDAQ Listing Qualifications Panel (the “Panel”). We timely requested such a hearing, and on January 18, 2007, we appeared before the Panel to appeal the Staff’s determination and present a plan to cure our filing deficiencies and regain compliance. On February 9, 2007, the Panel notified us that the Panel had determined to continue the listing of our securities on NASDAQ, provided that we met certain requirements. Those requirements were that we (i) provide NASDAQ with specified information regarding the results of the Special Committee’s review of stock option grant practices on or about March 1, 2007, (ii) file the Third Quarter 10-Q, any other delinquent periodic reports, and any required restatements on or before April 18, 2007, and (iii) comply with all other requirements for continued listing on NASDAQ. On March 1, 2007, we provided NASDAQ with certain information regarding the results of the Special Committee’s review, as requested. On March 16, 2007, we submitted to the SEC an additional Notification of Late Filing pursuant to Rule 12b-25 of the Securities Exchange Act of 1934 in respect of this Annual Report on Form 10-K. On March 21, 2007, we received an additional Staff Determination Letter from NASDAQ stating that we were not in compliance with NASDAQ Marketplace Rule 4310(c)(14) because we had not filed this Annual Report on Form 10-K in a timely manner. The additional Staff Determination Letter indicated that we were required to present our views with respect to the additional deficiency to the Panel in writing no later than March 28, 2007. On March 28, 2007, we responded to the Panel in writing regarding the additional deficiency and our plan to cure our filing deficiencies by April 18, 2007. On April 12, 2007, we requested a further extension of the April 18 deadline for filing the Third Quarter 10-Q and this Annual Report on Form 10-K. On April 18, 2007, the Panel granted an extension of the deadline to May 10, 2007. On May 8, 2007, we informed NASDAQ that we would not be able to meet this deadline for filing the Third Quarter 10-Q and this Annual Report on Form 10-K. On May 10, 2007, the NASDAQ Listing and Hearing Review Council (the “Listing Council”) called for review and determined to stay the April 18 decision of the Panel pending further action by the Listing Council. On May 11, 2007, we submitted to the SEC a Notification of Late Filing pursuant to Rule 12b-25 of the Securities Exchange Act of 1934 in respect of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 (the “First Quarter 10-Q”). On May 14, 2007, we received an additional Staff Determination Letter from NASDAQ stating that we are not in compliance with NASDAQ Marketplace Rule 4310(c)(14) because we have not filed the First Quarter 10-Q in a timely manner. The additional Staff Determination Letter indicated that we were required to make a submission with respect to the additional deficiency to the Listing Council in writing no later than May 21, 2007. On May 21, 2007, we responded to the Listing Council in writing regarding the additional deficiency and our plan to cure our filing deficiencies. The Listing Council has also requested that we submit any additional information that we wish the Listing Council consider regarding the continued listing of our securities on NASDAQ by June 29, 2007. We intend to timely provide such additional information to the Listing Council. The Listing Council has indicated that, following receipt of additional information from us and from the Panel, it will review the written record and make a determination regarding the continued listing of our securities on NASDAQ. There can be no assurance that the Listing Council will determine to continue the listing of our securities on NASDAQ or that we will be able to satisfy any conditions to continued listing set forth by the Listing Council. In the event that we are unable to satisfy any such conditions, or if the Listing Council so determines following its review, our securities will be delisted from NASDAQ. In addition, if we are unable to become current in our SEC filings, our securities could be delisted from NASDAQ.

Upon the filing of this Annual Report on Form 10-K for the year ended December 31, 2006 and our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, we will be current with our filing requirements under the Securities Exchange Act of 1934. As a result, we expect that our securities will no longer be subject to delisting from NASDAQ; however, final determination of this matter is within the discretion of the Listing Council, and there can be no assurance that the Listing Council will agree with our position.

The following table presents, for the periods indicated, the high and low intra-day sale prices per share of our common stock during the fiscal quarters indicated, as reported on NASDAQ.

Fiscal 2005	High	Low
First Quarter	$9.41	$6.59
Second Quarter	6.72	4.85
Third Quarter	6.74	5.50
Fourth Quarter	8.17	6.45

Fiscal 2006	High	Low
First Quarter	$7.60	$6.42
Second Quarter	7.64	5.30
Third Quarter	8.22	5.48
Fourth Quarter	8.33	5.55

We had approximately 34 stockholders of record as of December 31, 2006. However, we believe there are significantly more beneficial holders of our common stock.

We have never declared or paid any cash dividends on our capital stock. We currently intend to retain future earnings, if any, for development of our business and do not anticipate that we will declare or pay cash dividends on our capital stock in the foreseeable future.

We made no unregistered sales of our securities during the year ended December 31, 2006.

Pursuant to our publicly announced stock repurchase program approved by our Board of Directors in September 2001 and amended as of July 2002, July 2004 and October 2004, we are authorized to repurchase up to an aggregate of 4,230,000 shares of common stock. Under this stock repurchase program, depending on market conditions and other factors, we may make repurchases from time to time in the open market and in negotiated transactions, including block transactions. As of December 31, 2006, 995,000 shares of our common stock remained available for repurchase under our stock repurchase program. This stock repurchase program may be terminated at any time. We made no repurchases under the program during the year ended December 31, 2006.

Item 6.	Selected Consolidated Financial Data

The following tables include selected consolidated summary financial data for each of our last five fiscal years. The selected consolidated financial data presented below as of and for the year ended December 31, 2006 is derived from our audited consolidated financial statements. The selected consolidated financial data as of December 31, 2005 and for the years ended December 31, 2005 and 2004, and for each quarter of fiscal years 2005 and for the first and second quarter of fiscal 2006 is derived from our historical consolidated financial statements and unaudited quarterly consolidated financial data, respectively, as restated for the matters described in Note 3 “Restatement of Consolidated Financial Statements” in the notes to the consolidated financial statements included elsewhere in this Form 10-K. This selected consolidated financial data should be read in conjunction with the consolidated financial statements and related footnotes thereto and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K. We have not amended our previously-filed Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for the periods affected by the restatement described in Note 3. The financial information that has been previously filed or otherwise reported for these periods is superseded by the information in this Annual Report on Form 10-K, and the financial statements and related financial information contained in such previously-filed reports should not be relied upon.

The following table sets forth the effect of the restatement for each of the applicable fiscal years (in thousands):

	Total cumulative effect at December 31, 2005	December 31, 2005	December 31, 2004	Total cumulative effect at December 31, 2003	December 31, 2003	December 31, 2002	December 31, 2001	December 31, 2000
Net Income, as reported		$4,337	$1,988
Additional compensation expense	$(14,571)	(152)	(306)	$(14,113)	$(3,123)	$(4,333)	$(5,042)	$(1,615)
Additional sales tax expense	(724)	(322)	(266)	(136)	(136)	—	—	—
Tax effect	5,036	188	217	4,631	1,262	1,519	1,561	289

Total decrease to net income	$(10,259)	(286)	(355)	$(9,618)

Net Income as restated		$4,051	$1,633

EMBARCADERO TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

	Year ended December 31,
	2006	2005 As Restated	2004 As Restated	2003 As Restated	2002 As Restated
Revenues:
License	$26,615	$27,513	$28,208	$27,151	$27,486
Maintenance	33,338	30,039	28,086	24,772	21,811

Total revenues	59,953	57,552	56,294	51,923	49,297

Cost of revenues:
License	617	1,388	999	614	589
Amortization of acquired technology	796	841	2,105	2,223	1,684
Maintenance	2,589	2,170	2,379	2,317	2,291

Total cost of revenues	4,002	4,399	5,483	5,154	4,564

Gross profit	55,951	53,153	50,811	46,769	44,733

Operating expenses:
Research and development	16,596	16,369	16,027	16,500	15,916
Purchased research and development	—	—	—	—	1,100
Sales and marketing	21,924	22,956	20,718	20,086	20,714
General and administrative	11,457	8,876	9,301	6,457	6,932
Litigation settlement charge, net	—	573	—	—	—
Amortization of other intangible assets	—	—	—	—	1,321
Restructuring and impairment charges	—	—	4,032	—	160

Total operating expenses	49,977	48,774	50,078	43,043	46,143

Income (loss) from operations	5,974	4,379	733	3,726	(1,410)
Other income net	1,983	1,239	791	423	720
Cumulative effect of change in accounting principle	200	—	—	—	—

Income (loss) before provision for income taxes	8,157	5,618	1,524	4,149	(690)
Provision for income taxes	(2,324)	(1,567)	109	(1,433)	613

Income (loss) before share in loss of joint venture and affiliated company	5,833	4,051	1,633	2,716	(77)
Share in loss of joint venture and affiliated company, net	—	—	—	—	(448)

Net income (loss)	$5,833	$4,051	$1,633	$2,716	$(525)

Net income (loss) attributable to common stockholders per share:
Basic	$0.23	$0.16	$0.06	$0.10	$(0.02)

Diluted	$0.21	$0.15	$0.06	$0.09	$(0.02)

Weighted average shares used in per share calculation:
Basic	25,878	25,866	26,788	26,618	27,046

Diluted	27,402	27,329	28,634	28,840	27,046

Non-cash stock based compensation included in the above expenses:
Cost of revenues	$56	$14	$33	$31	$48
Research and development	721	586	985	961	1,420
Sales and marketing	792	553	490	1,394	2,200
General and administrative	1,194	615	1,116	1,440	2,737

Consolidated Balance Sheet Data:

	As of December 31,
(in thousands)	2006	2005 As Restated	2004 As Restated	2003 As Restated	2002 As Restated
Cash, cash equivalents and short-term investments	$71,219	$59,969	$59,907	$57,967	$43,763
Working capital	58,608	48,821	49,364	49,628	38,808
Total assets	106,620	95,508	93,131	93,782	79,702
Capital lease obligation	75	248	409	—	—
Total stockholders’ equity	80,467	71,385	69,699	74,378	66,451

Consolidated Statements of Cash Flow Data:

	Year ended December 31,
(in thousands)	2006	2005 As Restated	2004 As Restated	2003 As Restated	2002 As Restated
Net cash provided by operating activities	$11,360	$9,564	$12,211	$14,640	$11,856
Net cash provided by (used in) investing activities	51,313	(5,965)	(7,551)	(4,517)	(14,202)
Net cash provided by (used in) financing activities	362	(2,856)	(8,743)	757	(2,578)
Effect of exchange rate changes on cash and cash equivalents	241	(222)	78	30	6

The restatement adjustments had no affect on the Consolidated Statement of Cash Flows, as the total operating, investing, and financing categories were not affected by the restatement adjustments.

EMBARCADERO TECHNOLOGIES, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

(in thousands, except per share data)

	Year ended December 31,
	2005 Adjustments	2004 Adjustments	2003 Adjustments	2002 Adjustments
Revenues:
License	$—	$—	$—	$—
Maintenance	—	—	—	—

Total revenues	0	0	0	0

Cost of revenues:
License	—	—	—	—
Amortization of acquired technology	—	—	—	—
Maintenance	(3)	17	31	46

Total cost of revenues	(3)	17	31	46
	—	—	—	—

Gross profit	3	(17)	(31)	(46)

Operating expenses:
Research and development	191	390	900	1,390
Purchased research and development	—	—	—	—
Sales and marketing	6	(359)	1,109	1,397
General and administrative	280	524	1,219	1,500
Litigation settlement charge, net	—	—	—	—
Amortization of other intangible assets	—	—	—	—
Restructuring and impairment charges	—	—	—	—

Total operating expenses	477	555	3,228	4,287

Income (loss) from operations	(474)	(572)	(3,259)	(4,333)
Other income net	—	—	—	—
Cumulative effect of change in accounting principle	—	—	—	—

Income (loss) before provision for income taxes	(474)	(572)	(3,259)	(4,333)
Provision for income taxes	188	217	1,262	1,519

Income (loss) before share in loss of joint venture and affiliated company	(286)	(355)	(1,997)	(2,814)
Share in loss of joint venture and affiliated company, net	—	—	—	—

Net income	$(286)	$(355)	$(1,997)	$(2,814)

Net income (loss) attributable to common stockholders per share:
Basic	$(0.01)	$(0.01)	$(0.08)	$(0.10)

Diluted	$(0.01)	$(0.01)	$(0.07)	$(0.10)

Weighted average shares used in per share calculation:
Basic	25,866	26,788	26,618	27,046

Diluted	27,329	28,634	28,840	27,046

Non-cash stock based compensation included in the above expenses:
Cost of revenues	$(3)	$17	$31	$46
Research and development	191	390	900	1,390
Sales and marketing	6	(359)	1,109	1,397
General and administrative	(41)	258	1,084	1,501

	Year ended December 31,
	2005 As Reported	2004 As Reported	2003 As Reported	2002 As Reported
(In thousands, except per share data)
Revenues:
License	$27,513	$28,208	$27,151	$27,486
Maintenance	30,039	28,086	24,772	21,811

Total revenues	57,552	56,294	51,923	49,297

Cost of revenues:
License	1,388	999	614	589
Amortization of acquired technology	841	2,105	2,223	1,684
Maintenance	2,173	2,362	2,286	2,245

Total cost of revenues	4,402	5,466	5,123	4,518
	—

Gross profit	53,150	50,828	46,800	44,779

Operating expenses:
Research and development	16,178	15,637	15,600	14,526
Purchased research and development	—	—	—	1,100
Sales and marketing	22,950	21,077	18,977	19,317
General and administrative	8,596	8,777	5,238	5,432
Litigation settlement charge, net	573	—	—	—
Amortization of other intangible assets	—	—	—	1,321
Restructuring and impairment charges	—	4,032	—	160

Total operating expenses	48,297	49,523	39,815	41,856

Income from operations	4,853	1,305	6,985	2,923
Other income net	1,239	791	423	720
Cumulative effect of change in accounting principle	—	—	—	—

Income before provision for income taxes	6,092	2,096	7,408	3,643
Provision for income taxes	(1,755)	(108)	(2,695)	(906)

Income before share in loss of joint venture and affiliated company	4,337	1,988	4,713	2,737
Share in loss of joint venture and affiliated company, net	—	—	—	(448)

Net income	$4,337	$1,988	$4,713	$2,289

Net income (loss) attributable to common stockholders per share:
Basic	$0.17	$0.07	$0.18	$0.08

Diluted	$0.16	$0.07	$0.16	$0.08

Weighted average shares used in per share calculation:
Basic	25,866	26,788	26,618	27,046

Diluted	27,294	28,502	28,654	28,879

Non-cash stock based compensation included in the above expenses:
Cost of revenues	$17	$16	$—	$2
Research and development	395	595	61	30
Sales and marketing	547	849	285	803
General and administrative	656	858	356	1,236

Reliance on Prior Consolidated Financial Statements (as previously reported). The Company has not amended its previously filed Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for the periods affected by the restatement. The information that has been previously filed or otherwise reported for these periods is superseded by the information in this Form 10-K. The Company has also included these restatements in its Form 10-Q for the period ended September 30, 2006 being filed concurrently with this Form 10-K. As such, other than the Company’s Form 10-K for the year ended December 31, 2006 and the Form 10-Q for the period ended September 30, 2006, the Company does not anticipate amending its previously filed Annual Reports on Form 10-K or its Quarterly Reports on Form 10-Q for any prior periods.

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

Restatement of Financial Statements

Past Stock Option Grant Activity

We delayed the filing of this Form 10-K, pending completion of a previously announced review of our past stock option grant practices being conducted by a Special Committee of the Board of Directors.

On November 10, 2006, the Company announced that the Audit Committee had begun a review of stock option grant practices. In December 2006, the Board formed a Special Committee to complete the investigation. The Special Committee’s review covered all option grants to directors, executive officers and other employees from the Company’s initial public offering in April 2000 to August 2006. The Special Committee’s investigation included an extensive review of hard copy and electronic documents as well as interviews with current and former employees and members of the Board. The Special Committee’s review identified circumstances where the record grant date was not the correct measurement date for accounting purposes. The Special Committee determined that the misdated and mispriced grants occurred from May 2000 until March 2005. The Special Committee concluded that the last intentional selection of a favorable price occurred in September 2004, and that, subsequent to September 2004, the mispriced grants were attributable to administrative error or delay in documentation.

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

In addition to accounting adjustments due to measurement date changes, the Company found accounting errors relating to: “repricing” of grants after declines in the stock price; grants to non-employees for which an incorrect amount of stock compensation expense had been recognized; modifications of grants for which an incorrect amount of stock compensation expense had been recognized; one grant of a discounted option for which no stock compensation expense had been recognized; and one option was reported to have been exercised on a date that pre-dated the actual exercise date, giving the optionee preferential tax treatment. The accounting adjustments resulting from these errors represent less than 10% of the total cumulative adjustment to stock compensation expense.

The Special Committee did not find any misdated or mispriced grants after the first quarter of 2005. Beginning in July 2005, the Company moved to a fixed date grant procedure for new hire option grants. Although the procedure evolved over time, since July 2005 the Company has consistently used either a fixed date, such as the end of the month, or a verifiable date, such as an employee’s date of hire, to award options.

We have determined that the total cumulative pre-tax stock compensation expense through December 31, 2005 resulting from the errors described above was $14.6 million. In this Form 10-K, we recorded pre-tax stock compensation expense of $0.2 million and $0.3 million for the years ended December 31, 2005 and 2004, respectively, and $14.1 million prior to fiscal 2004. There was no impact on revenues or net cash provided by operating activities during any of these periods as a result of this additional stock compensation expense.

Sales Tax Liability Accrual

In August 2006, the Company identified states where the Company has established sales tax nexus and had not registered to file sales tax in those states. Sales tax nexus rules dictate that the hiring of sales employees in the state would result in sales tax nexus even if there were no physical office in that state and the employee worked from his/her home office.

In some states, the Company filed for amnesty under the Streamline Sales Tax Project (“SSTP”) which relieved the Company from past due sales tax liability but committed the Company to report and file in all of the states in the SSTP. For the non-SSTP states, with the assistance of an outside consultant, the Company filed voluntary disclosure agreements to get current with past due amounts and to start to collect and remit sales taxes in states where the Company has established sales tax nexus. The cumulative pre-tax expense through December 31, 2005 resulting from the failure to register and file sales tax in various states was $0.7 million. In this Form 10-K, we recorded sales tax expense of $0.3 million, $0.3 million, and $0.1 million for the years ended December 31, 2005, 2004, and 2003 respectively. There was no impact on revenues or net cash provided by operating activities during any these periods as a result of this sales tax accrual expense.

Tax Impact of Restatement

Our deferred tax asset was previously reported as $2.9 million; however the restatement resulted in a total increase to our gross deferred tax assets of approximately $2.4 million as of December 31, 2005. As a result, there is a tax benefit of approximately $0.3 million for 2000, $1.6 million for 2001, $1.5 million for 2002, $1.3 million for 2003, $0.2 million for 2004, and $0.2 million for 2005 relating to the additional stock compensation expense recorded by us. Additionally, as explained below, there is no material impact on our consolidated financial statements arising from the impact of Section 409A of the Internal Revenue Code (the “Code”) or the limitations on deduction of executive stock compensation expense in Section 162(m) of the Code.

The cumulative effect of the restatement adjustments on our consolidated balance sheet at December 31, 2005 was an increase in deferred tax assets, an increase in accrued liabilities, an increase in additional paid-in capital, offset by a corresponding increase in the accumulated deficit and deferred stock-based compensation, which results in a net increase of $1.6 million in stockholders’ equity. The adjustments decreased previously reported net income per share by $0.01 for the years ended December 31, 2005 and 2004.

The following table sets forth the effect of the restatement for each of the applicable fiscal years (in thousands):

	Total cumulative effect at December 31, 2005	December 31, 2005	December 31, 2004	Total cumulative effect at December 31, 2003	December 31, 2003	December 31, 2002	December 31, 2001	December 31, 2000

Net Income, as reported		$4,337	$1,988
Additional compensation expense	$(14,571)	(152)	(306)	$(14,113)	$(3,123)	$(4,333)	$(5,042)	$(1,615)
Additional sales tax expense	(724)	(322)	(266)	(136)	(136)	—	—	—
Tax effect	5,036	188	217	4,631	1,262	1,519	1,561	289

Total decrease to net income	$(10,259)	(286)	(355)	$(9,618)

Net Income, as restated		$4,051	$1,633

Impact of Section 409A

Holders of Company stock options vesting after December 31, 2004 that were discounted due to incorrect measurement dates (“409A Affected Options”) may be subject to penalty taxes under Section 409A of the Code and, as applicable, under California and other state tax laws. The Company may take certain actions to relieve these adverse tax consequences to holders, including offers to amend 409A Affected Options to increase the applicable exercise price to the market price on the actual grant date or offers to cancel 409A Affected Options. The grant of amended options would not be subject to income tax under the Code.

Under IRS regulations, any 409A Affected Options granted to individuals who were executive officers at the time they received the applicable options were required to be amended by December 31, 2006 in order to avoid the adverse tax consequences to holders under Section 409A. On December 29, 2006, the Board so amended certain 409A Affected Options granted to current and former executive officers. Any 409A Affected Options granted to individuals who were not executive officers at the time they received the applicable options are required to be amended by December 31, 2007 in order to avoid the adverse tax consequences to holders under Section 409A; however, any offers to amend such options cannot be made until after this Form 10-K is filed with the SEC.

If any 409A Affected Options are amended, the Company may choose to approve bonuses payable to holders of the amended options to compensate them for the resulting increase in their option exercise price. The amount of these bonuses would be effectively repaid to the Company if and when the amended options are exercised as the increased exercise price is paid, but there can be no assurance that holders will actually exercise such amended options. The Company may also choose to compensate those option holders who have already exercised 409A Affected Options for the additional taxes they incur under Section 409A of the Code and, as applicable, under California and other state tax laws.

Cost of Restatement and Legal Activities

The legal and other professional expenses related to the stock option review and restatement incurred during the fourth quarter of 2006 were approximately $1.4 million. We expect to incur significant expenses of the same nature in the first and second quarters of 2007 in connection with the stock option review and restatement, which would adversely affect our results of operations and cash flows in the period incurred.

In connection with the review of our stock option grant practices, we have voluntarily continued to keep the SEC advised of the issues identified by the review, its progress and our conclusions. On November 21, 2006, the SEC requested that the Company produce certain documents relating to the Company’s stock option practices. Although no formal inquiry has been made by the SEC or any other regulatory agency, we are unable to predict whether any such formal inquiry will be initiated or the consequences, if any, that any such further inquiry may have on us. Any SEC or other regulatory agency inquiry could result in substantial legal and accounting expenses, divert management’s attention from other business concerns and harm our business. If the SEC or other regulatory agency were to commence legal action, it is possible that we could be required to pay significant penalties and/or fines and could become subject to administrative orders. Any regulatory action could result in the filing of additional restatements of our prior financial statements or require that we take other actions.

Executive Overview

Embarcadero Technologies, Inc. is a leading provider of strategic data management solutions that help companies to improve the availability, integrity, accessibility, and security of corporate data. The company develops, markets, sells and supports software that helps customers manage corporate databases more effectively. Since its founding in 1993, Embarcadero has built a broad customer base with over 12,000 customers and over 90 of the Fortune 100. The company is headquartered in San Francisco, CA and distributes its software in the U.S. and abroad through its sales force as well as through distributors and resellers.

Our products support the most widely used database and OS platforms, which include a combination of Oracle ® , IBM ® DB2 ® UDB, Microsoft ® SQL Server ® , Sybase ®, and MySQL ® databases.

In 2005, we saw a year over year growth in total revenues primarily due to the increase in maintenance revenues. In the first half of the year 2006, we experienced growth in total revenues compared to the same period in 2005 due to improvements in the international sector. However in the second half of the year 2006, total revenues remained flat as a result of lower sales volume and decreased numbers of large deals domestically which is offset by higher maintenance revenues worldwide.

Most of our operating expenses are related to personnel and related overhead costs, facilities, outside research and development contractors, and legal and other professional service costs. Operating expenses for the three and twelve months ended December 31, 2006 were $12.2 million and $50.0 million, respectively, compared to $13.2 million and $48.8 million for the three and twelve months ended December 31, 2005, respectively. Included in the twelve month period ended 2006 are stock option restatement expenses of $1.4 million and included in the twelve month period ended 2005 is a litigation settlement charge of $0.6 million.

Our cash flow from operations was approximately $0.4 million and $11.4 million for the three and twelve months ended December 31, 2006, respectively. Cash and cash equivalents and short-term investments were $71.2 million at December 31, 2006.

Our license and maintenance revenues, results of operations, cash flows from operations, and financial condition could be adversely affected in future periods by a renewed downturn in global economic conditions, increased competitive pressures or our own inability to execute on our sales plans.

In December 2006, we terminated the Agreement and Plan of Merger with affiliates of Thoma Cressey Equity Partners, Inc., EMB Holding Corp., a Delaware corporation, and EMBT Merger Corp., a Delaware corporation, entered into in September 2006.

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

Critical Accounting Policies and Estimates

We have prepared our condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. In preparing our financial statements, we make estimates, assumptions and judgments that can have a significant impact on our reported revenues, loss from operations, and net loss, as well as on the value of certain assets and liabilities on our balance sheet. These estimates, assumptions and judgments about future events and their effects on our results cannot be determined with certainty, and are made based upon our historical experience and on other assumptions that are believed to be reasonable under the circumstances. These estimates may change as new events occur or additional information is obtained, and we may periodically be faced with uncertainties, the outcomes of which are not within our control and may not be known for a prolonged period of time.

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

We adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R) effective January 1, 2006. SFAS 123(R) is a new and very complex accounting standard, the application of which requires significant judgment and the use of estimates, particularly surrounding Black-Scholes assumptions such as stock price volatility and expected option lives, as well as expected option forfeiture rates, to value equity-based compensation. Refer to Note 13— Equity Compensation Plans of our consolidated financial statements for more discussion of our adoption of SFAS 123(R).

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

When processing a sales transaction, we assess whether the fee associated with the transaction is fixed or determinable and whether or not collection is probable. We assess whether the fee is fixed or determinable based on the payment terms associated with the transaction. If a significant portion of a fee is due after our normal payment terms, which are typically 30 days from invoice date but in some cases may be 45 or 60 days, we account for the fee as not being fixed or determinable. In these cases, we recognize revenue as the fees become due. We assess collectibility based on a number of factors, including past transaction history with the customer and the credit-worthiness of the customer. We do not request collateral from our customers. If we determine that collection of a fee is not probable, we defer the fee and recognize revenue at the time of collection. Most customers are granted payment terms, but some payments are collected via check, wire, or credit card at the time an order is placed.

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

Deferred revenue, which consists primarily of maintenance and support services that customers have contracted for in advance, is recognized ratably over the maintenance term, typically one year. Other deferred revenue typically relates to consulting and training services and is recognized as services are rendered or as other requirements requiring deferral under SOP 97-2 are satisfied.

Our products are typically sold under a perpetual license model. Updates and upgrades to our products are made available to customers who have purchased maintenance and support contracts. We do not recognize revenues for refundable fees or agreements with cancellation rights until such rights to refund or cancellation have expired.

Our products may be sold through distributors or resellers in the United States and certain international markets. Revenues from software license fees sold through distributors or resellers are recognized on the sell-through basis. Maintenance revenue sold through distributors and resellers is recognized ratably over the contractual post contract customer support (PCS) period. Distributors and resellers purchase products to fulfill specific customer orders and generally do not hold inventory of our products. We also enter into arrangements with OEMs that provide for license fees based on inclusion of our products in their products. These arrangements often provide for non-refundable and upfront minimum royalty payments which are recognized as revenue either immediately or on a sell-through basis when due, assuming all other revenue recognition criteria are met. The OEM arrangements usually include maintenance and support contracts. We allocate revenues to the delivered elements of the arrangements using the residual value method based on the VSOE for undelivered items. We intend to continue to expand our international sales activities in an effort to increase revenues from foreign sales.

We sell our software and related maintenance services directly through our telesales and field sales organizations in North America, the United Kingdom and Australia and indirectly through our distribution partners worldwide.

Significant management judgment and estimates must be made in connection with the determination of the revenue to be recognized in any accounting period. If we made different judgments or utilized different estimates for any period, material differences in the amount and timing of revenue recognized could result

Allowance for Doubtful Accounts and Returns. We establish allowances for doubtful accounts, returns and discounts based on our review of credit profiles of our customers, contractual terms and conditions, current economic trends and historical payment, return and discount experience. We reassess the allowances for doubtful accounts, returns and discounts each period. Historically, our actual losses and credits have been consistent with these provisions. However, unexpected events or significant future changes in trends could result in a material impact to our future statements of operations and of cash flows. If we made different judgments or utilized different estimates for any period, material differences in the amount and timing of revenue or bad debt expense recognized could result. Our allowances for doubtful accounts, returns and discounts as a percentage of net revenues were 0.2%, 0.3% and 0.1% in fiscal years 2006, 2005 and 2004, respectively. See Note 7—Balance Sheet Accounts, to our Consolidated Financial Statements for a summary of activities of our allowance for doubtful accounts during the years reported. Based on our results for the year ended December 31, 2006, a one-percentage point deviation in our allowances for doubtful accounts, returns and discounts as a percentage of net revenues would have resulted in an increase or decrease in revenue and/or expense of approximately $600,000.

Stock Options. We adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R effective January 1, 2006 which requires the recognition of the fair value of stock compensation in net income (loss). We recognize the stock compensation expense over the requisite service period of the individual grantees, which generally equals the vesting period. All of our stock compensation is accounted for as an equity instrument. Prior to January 1, 2006, we followed Accounting Principles Board (“APB”) Opinion 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for our stock compensation.

We elected the modified prospective method in adopting SFAS 123R. Under this method, the provisions of SFAS 123R apply to all awards granted or modified after the date of adoption. The unrecognized expense of awards not yet vested at the date of adoption is recognized in net income (loss) in the periods after the date of adoption, using the Black-Scholes valuation method. The cumulative effect of the change in accounting principle from APB 25 to SFAS 123R was $200,000.

We utilized the Black-Scholes valuation model for estimating the fair value of the stock compensation granted after the adoption of SFAS 123R, with the following weighted-average assumptions (fiscal 2005 and 2004 assumptions were utilized for the purpose of calculating the pro forma information under SFAS 123):

	2006	2005	2004
Risk-free interest rate	4.87%	4.05%	3.15%
Expected life	4 years	3 years	4 years
Expected dividends	0	0	0
Volatility	55%	66%	86%

The risk-free interest rate assumption is based upon the average daily closing rates during the quarter for U.S. treasury notes that have a life which approximates the expected life of the option. The expected life of employee stock options represents the weighted-

average period the stock options are expected to remain outstanding. These expected life assumptions are established through the review of annual historical employee exercise behavior of option grants with similar vesting periods. Beginning in the first quarter of 2006, the Company began using an estimated forfeiture rate of 27% for stock options and 20% for stock awards based on historical data. Prior to 2006, the Company used the actual forfeiture method allowed under SFAS 123, which assumed that all options would vest and pro forma expense was adjusted when options were forfeited prior to the vesting dates. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company has no history or expectation of paying dividends on its common stock.

The Company uses a blended volatility rate which is a combination of historical stock price volatility and market-implied volatility for the volatility assumption required in the Black-Scholes model, consistent with SFAS 123(R) and Staff Accounting Bulletin No. 107. Prior to the first quarter of fiscal 2006, the Company used historical stock price volatility in accordance with SFAS 123 for purposes of its pro forma information. The use of blended volatility was based upon the availability of actively traded options on the Company’s stock with a term of three months or greater and the Company’s assessment that implied volatility most appropriately reflects future stock price volatility.

Starting January 1, 2006, upon the adoption of SFAS 123(R), stock based compensation expense is recognized on a straight-line method. In prior years, under APB 25 or SFAS 123 (pro forma disclosure), we recognized stock based compensation expense using the accelerated method in accordance with Financial Accounting Standard Board (“FASB”) Interpretation (“FIN”) No. 28.

In connection with our restatement of stock compensation expense for periods prior to fiscal 2006, we applied significant judgment in choosing whether to revise measurement dates for prior option grants, and in choosing the methodology for applying these revised measurement dates. See the “Explanatory Note” immediately preceding Item 1 of Part I of this Form 10-K for further information.

Restatement of Pro Forma Disclosures of Stock-Based Compensation for Periods Prior to Fiscal 2004

The financial information set forth below reflects the restatement of our pro forma disclosures made in accordance with Statement of Financial Accounting Standard No. 123, “Accounting for Stock-Based Compensation” for the years ended December 31, 2005 and 2004 for the items discussed in “Explanatory Notes” above and in Note 3 of the Notes to Consolidated Financial Statements.

	Year ended December 31,
	2005	2004
	As Restated	As Restated
Income:
Net income—as reported (as restated)	$4,051	$1,633
Add: Stock-based compensation expense included in net income, net of tax	1,101	1,523
Less: Stock-based compensation expense determined under fair value, net of tax	(2,883)	(4,258)

Proforma Net income (loss)	$2,269	$(1,102)

Basic net income (loss) per share:
As reported (as restated)	$0.16	$0.06
Proforma	$0.09	$(0.04)

Diluted net income (loss) per share:
As reported (as restated)	$0.15	$0.06
Proforma	$0.08	$(0.04)

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

Our capitalized software costs were $1.4 million, net at December 31, 2006. A discussion of our policies related to capitalized software can be found in Note 6 to our Consolidated Financial Statements under the heading “Accounting for Business Combinations, Goodwill, and Other Intangible Assets”.

Lease Related Impairment Loss. As discussed in Note 10 to our Consolidated Financial Statements, in 2001 we recorded a restructuring charge in connection with our abandonment of certain operating leases as part of a program to restructure our operations and related facilities. Lease abandonment costs were estimated to include the impairment of leasehold improvements, remaining net present value of the Company’s future contractual lease obligations, net of any sublease income and brokerage fees. In 2002, based on changes in the commercial real estate market in San Francisco, we recorded an additional impairment charges to cover lower than estimated sublease income. Further, in 2004, we recorded a second restructuring and impairment charge of $4.0 million related to the consolidation of our office leases in San Francisco. The restructuring charge is primarily based on the net present value of the Company’s future contractual lease obligations net of any sublease income and any incidental expenses related to restructuring. Estimates related to sublease costs and income are based on assumptions about the time period required to locate and contract with suitable sub-lessees as well as the sublease rates that can be achieved, as determined by market trend information analyses provided by a commercial real estate brokerage we retained. We will continue to review these estimates each reporting period. To the extent that these assumptions change due to unfavorable market conditions, the ultimate restructuring expenses for these abandoned facilities could increase.

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

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities, and any valuation allowance recorded against our net deferred tax assets. At December 31, 2006, we had gross deferred tax assets of $8.2 million. Due to uncertainties related to our ability to utilize some of our deferred tax assets, consisting of Colorado net operating loss and Canadian R&D credit carryforwards, we established a valuation allowance of approximately $1.2 million. The valuation allowance is based on our estimates of current and future taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to establish an additional valuation allowance which could materially impact our financial position and results of operations. A detailed discussion of our income tax provision and the components of our deferred tax assets and liabilities can be found in Note 11 to our Consolidated Financial Statements.

RESULTS OF OPERATIONS

The following condensed table sets forth, for the periods indicated, the percentage relationship of certain items from our consolidated statements of operations to total revenues:

	Year ended December 31,
	2006	2005 As Restated	2004 As Restated	2003 As Restated	2002 As Restated

Revenues:
License	44.4%	47.8%	50.1%	52.3%	55.8%
Maintenance	55.6%	52.2%	49.9%	47.7%	44.2%

Total revenues	100.0%	100.0%	100.0%	100.0%	100.0%

Cost of revenues:
License	1.0%	2.4%	1.8%	1.2%	1.2%
Amortization of acquired technology	1.3%	1.5%	3.7%	4.3%	3.4%
Maintenance	4.3%	3.8%	4.2%	4.4%	4.7%

Total cost of revenues	6.6%	7.7%	9.7%	9.9%	9.3%

Gross profit	93.4%	92.3%	90.3%	90.1%	90.7%

Operating expenses:
Research and development	27.7%	28.4%	28.5%	31.8%	32.3%
Purchased research and development	0.0%	0.0%	0.0%	0.0%	2.2%
Sales and marketing	36.6%	39.9%	36.8%	38.7%	42.0%
General and administrative	19.1%	15.4%	16.5%	12.4%	14.1%
Litigation settlement charge, net	0.0%	1.0%	0.0%	0.0%	0.0%
Authorization of goodwill and other intangible assets	0.0%	0.0%	0.0%	0.0%	2.7%
Restructuring and impairment charges	0.0%	0.0%	7.2%	0.0%	0.3%

Total operating expenses	83.4%	84.7%	89.0%	82.9%	93.6%

Income (loss) from operations	10.0%	7.6%	1.3%	7.2%	-2.9%
Other income net	3.3%	2.2%	1.4%	0.8%	1.5%
Cumulative effect of change in accounting principle	0.3%	0.0%	0.0%	0.0%	0.0%

Income (loss) before provision for income taxes	13.6%	9.8%	2.7%	8.0%	-1.4%
Benefit (Provision) for income taxes	-3.9%	-2.7%	0.2%	-2.8%	1.2%

Income (loss) before share in loss of joint venture and affiliated company	9.7%	7.0%	2.9%	5.2%	-0.2%
Share in loss of joint venture and affiliated company, net	0.0%	0.0%	0.0%	0.0%	-0.9%

Net income (loss)	9.7%	7.0%	2.9%	5.2%	-1.1%

(1)	See Note 3, “Restatement of Consolidated Financial Statements,” of the Notes to the Consolidated Financial Statements

Years Ended December 31, 2006, 2005, and 2004

Revenues

Total revenues and year over year changes are as follows (in thousands, except for percentages):

	2006	2005 As Restated	Change Amount	Percent	2004 As Restated	Change Amount	Percent

Revenues:
License	$26,615	$27,513	$(898)	-3.3%	$28,208	$(695)	-2.5%
Maintenance	33,338	30,039	3,299	11.0%	28,086	1,953	7.0%

Total revenues	$59,953	$57,552	$2,401	4.2%	$56,294	$1,258	2.2%

(1)	See Note 3, “Restatement of Consolidated Financial Statements,” of the Notes to the Consolidated Financial Statements

Total Revenues. Total revenue increased 4.2% in 2006 compared to 2005, primarily due to increases in maintenance revenue as a result of a consistent level of renewals in our expanding customer base. Total revenues increased 2.2% for fiscal year 2005 compared to fiscal year 2004, also due to growth in maintenance revenue related to the growth in our installed base.

License. License revenue decreased 3.3% in 2006 compared to 2005 due less revenue generated from products outside our core products (DBArtisan, RapidSQL, and ER/Studio) and also weakness in the closure of larger license sales transactions in the second half of the year. License revenue decreased 2.5% in 2005 compared to 2004, primarily due to a significant decrease in license revenues generated by our U.K. subsidiary in 2005. We expect that license revenues to decrease or remain consistent in 2007 compared to prior years.

Maintenance. Maintenance revenue increased 11.0% in 2006 compared to 2005 and 7.0% in 2005 compared to 2004, primarily due to a increase in cumulative number of licenses sold resulting from a growing installed base over the past several years compounded with consistent maintenance renewal rates. We expect that maintenance revenue as a percentage of total revenue will increase in 2007 compared to prior years and the percentage increase will be dependent upon new licenses sold in 2007 and maintenance renewal rates.

Cost of Revenues

Total Cost of Revenues. Total cost of revenues and year over year changes are as follows (in thousands, except percentages):

Year ended December 31,	2006	2005 As Restated	Change Amount	Percent	2004 As Restated	Change Amount	Percent
Cost of revenues:
License	$617	$1,388	$(771)	-55.5%	$999	$389	38.9%
Amortization of acquired technology	796	841	(45)	-5.4%	2,105	(1,264)	-60.0%
Maintenance	2,589	2,170	419	19.3%	2,379	(209)	-8.8%

Total cost of revenues	$4,002	$4,399	$(397)	-9.0%	$5,483	$(1,084)	-19.8%

(1)	See Note 3, “Restatement of Consolidated Financial Statements,” of the Notes to the Consolidated Financial Statements

Cost of License Revenues. Cost of license revenues consists primarily of amortization of capitalized research and development expenses, royalties, credit card merchant fees, product media and packaging and shipping. Cost of license revenues were $0.6 million, $1.4 million, and $1.0 million for 2006, 2005 and 2004, respectively. The decrease in cost of license revenue in 2006 is due to a write-off in 2005 of capitalized research and development expenses pursuant to a discontinued product and its amortization totaling $740,000 and lower royalty expenses in 2006. The absolute dollar and percentage of total cost of license revenues increased from 2004 to 2005, primarily due to a write-off of approximately $473,000 in capitalized research and development expenses pursuant to a discontinued product, offset by a decrease in bank card fees.

Amortization of Acquired Technology and Capitalized Software. Amortization of acquired technology expense was $0.8 million, $0.8 million and $2.1 million in 2006, 2005, and 2004, respectively. $732,000 of the expense in 2006 is related to technology acquired in the acquisition of Ambeo in October 2005. The expense in 2005 is primarily related to technology acquired in 2003 and 2001. In 2004, the expense was primarily related to technology acquired in the acquisition of Advanced Software Technologies, Inc. in 2000 and additional technology acquisitions in 2001 and 2002. Amortization of Advanced Software Technologies, Inc. ceased in 2004. We expect amortization of acquired technology expense in 2007 to be primarily related to the Ambeo acquisition.

Maintenance. Cost of maintenance revenues consists primarily of customer support personnel and related expenses, including payroll, employee benefits, and allocated overhead. The increase in cost of maintenance in 2006 is due to $200,000 increases in salaries and related costs from higher headcount in the first half of 2006. However, during the second half of 2006, our head count decreased, resulting in a $160,000 of additional outside temporary costs to continue to provide the same level of customer support. The decrease in cost of maintenance from 2004 to 2005 was due to decreased salaries and wages resulting from lower head count. We expect cost of maintenance to remain consistent as a percentage of maintenance revenue in 2007.

Operating Expenses

Total Operating Expense. Total operating expenses were $50.0 million, $48.8 million, and $50.1 million for 2006, 2005, and 2004, respectively, representing an increase of 2.5% from 2005 to 2006 and a decrease of 2.6% from 2004 to 2005.

Year ended December 31,	2006	2005 As Restated	Change Amount	Percent	2004 As Restated	Change Amount	Percent
Operating expenses:
Research and development	$16,596	$16,369	$227	1.4%	$16,027	$342	2.1%
Purchased research and development	—	—	—	0.0%	—	—	0.0%
Sales and marketing	21,924	22,956	(1,032)	-4.5%	20,718	2,238	10.8%
General and administrative	11,457	8,876	2,581	29.1%	9,301	(425)	-4.6%
Purchased in process research and development	—	573	(573)	-100.0%	—	573	0.0%
Restructuring and impairment charges	—	—	—	0.0%	4,032	(4,032)	-100.0%

Total operating expenses	$49,977	$48,774	$1,203	2.5%	$50,078	$(1,304)	-2.6%

(1)	See Note 3, “Restatement of Consolidated Financial Statements,” of the Notes to the Consolidated Financial Statements

Research and Development. Research and development expenses consist primarily of personnel and related expenses, including payroll, employee benefits, allocated overhead, and non-cash stock-based compensation, as well as expenses related to outside software development contractors. The increase of 1.4% from 2005 to 2006 was a result of $714,000 in increased salaries and related costs from increases in headcount in our Canadian development team, offset by a reduction of $300,000 in outsourced development costs. The increase of 2.1% from 2004 to 2005 was a result of increased headcount and recruiting related in both domestic and Canadian development teams as well as a write-off of $280,000 of in-progress R&D acquired as part of the Ambeo acquisition completed in October 2005. Research and develop expenses increased 0.2% as headcount shifted to Canada. We anticipate that we will continue to invest significant resources into research and development activities in order to develop new products and advance the technology of our existing products. We believe that continued investment in research and development is critical to attaining our strategic objectives and, as such, we expect that spending on research and development in 2007 will be consistent in absolute dollars with 2006. In 2006, we opened a development center in Iasi, Romania to leverage the growing technical talent and the lower associated wages in Romania. At the end of 2006, we had 7 developers in our Romanian development center. We intend to increase our development resources in Romania in 2007. However, we expect that increased costs associated with our Romanian development center will be offset by cost reductions through anticipated personnel attrition in our other development centers in the U.S. and Canada.

Sales and Marketing. Sales and marketing expenses consist primarily of personnel and related expenses, commissions earned by sales personnel, non-cash stock-based compensation, trade shows, travel, and other marketing communication costs, such as advertising and other marketing programs. The decrease in 2006 from 2005 was primarily due to a decrease in salaries and commission expense due to decreased headcount in 2006 and lower license revenue. This decrease is partially offset by increases in marketing program spending to generate sales leads. The increase in absolute dollars from 2004 to 2005 was primarily due to increase in sales wages and related costs, $100,000 increase in marketing program spending, $180,000 in increased travel expenses resulting from market expansion, $250,000 increase in meetings and promotional expenses.

We expect that sales and marketing expenditures will decline in 2007 compared to 2006.

General and Administrative. General and administrative expenses consist primarily of salaries and related personnel expenses, general operating expenses, and non-cash stock-based compensation. The increase of $2.6 million in 2006 from 2005 is due to an increase of $1.4 million of legal, accounting and professional services related to the stock option review and the related restatement, $1.2 million in professional services related to the proposed merger we announced in September 2006 that was terminated in December 2006, and a $800,000 increase in stock based compensation expense resulting from the adoption of FAS 123(R) in January 2006. The decrease in absolute dollars from 2004 to 2005 was primarily due to a decrease of $1.5 million in the costs incurred in the Audit Committee investigation that was completed in January 2005, offset by increases in higher salaries and related costs of $730,000, increased tax consulting fees of $189,000, increased legal fees of $194,000, higher franchise tax and property taxes of $96,000 and increased travel costs of $60,000.

We expect to incur additional expenses related to the completion of our stock option review and restatement during 2007. Accordingly, as a percentage of revenues, we expect general and administrative costs to remain relatively consistent with 2006.

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

A summary of the restructuring accrual is as follows (in thousands):

	Facility Leases, Net of Sublease Income	Write Down Of Leasehold Improvements	Other Restructuring Expenses	Total
Accrual as of December 31, 2003	$413	$—	$—	$413
Restructuring and impairment charges during the three months ended June 30, 2004	2,822	680	566	4,068
Non-cash reductions of accrual	—	(680)	(36)	(716)
Net cash payments during the year ended December 31, 2004	(807)	—	(499)	(1,306)

Accrual as of December 31, 2004	2,428	—	31	2,459
Net cash payments during the year ended December 31, 2005	(736)	—	(27)	(763)

Accrual as of December 31, 2005	1,692	—	4	1,696
Net cash payments during the year ended December 31, 2006	(749)	—	—	(749)

Accrual as of December 31, 2006	$943	$—	$4	$947

Other Income, Net. Other income, net consists primarily of interest income and was $1,983,000, $1,239,000, and $791,000 in 2006, 2005, and 2004, respectively. The increases from 2004 to 2005 and to 2006 were due to an increasing balance being invested and investments in longer term maturities yielding higher interest rates.

Provision for Income Taxes. Under SFAS No. 109, Accounting for Income Taxes (SFAS No. 109) , deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse. SFAS No. 109 provides for the recognition of deferred tax assets if realization of such assets is more likely than not. The provision for income taxes was $2.3 million, $1.6 million and $(109,000) in 2006, 2005 and 2004 respectively. The effective income tax rate was 28.5%, 27.9%, and (7.2)% for year ended December 31, 2006, 2005 and 2004, respectively. The increase in the effective tax rate from 2005 to 2006 is primarily due to a gain from a dividend from the UK branch and a FAS 123(R) APIC shortfall.

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

We had net deferred tax assets totaling $5.3 million and $5.2 million at December 31, 2006 and 2005, respectively. In addition, at December 31, 2006, we had federal and state net operating loss carry forwards (“NOLs”) of approximately $3.8 million and $6.8 million, respectively. These NOLs can be carried forward to offset future taxable income, if any. Our federal and state net operating loss carry forwards expire in 2017 through 2025, if not utilized. At December 31, 2006, we had federal, state and foreign research and development credits of approximately $992,000, $190,000, and $1.8 million respectively. The federal credits expire in 2008 through 2026. The state credits and foreign credits do not expire. Pursuant to the provisions of Section 382 of the Internal Revenue Code, the amount of benefits from NOLs and tax credits available to the Company is limited.

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

LIQUIDITY AND CAPITAL RESOURCES

We have funded our business to date from cash generated by our operations and proceeds from sales of equity. In April 2000, we completed our initial public offering of common stock, generating net proceeds to us of approximately $43.0 million. As of December 31, 2006, we had cash, cash equivalents, and short-term investments of $71.2 million.

Operating Activities

The table aggregates certain line items from the cash flow statement to present the key items affecting our operating activities (in thousands):

	Year ended December 31,
	2006	2005	2004
		As Restated (1)	As Restated (1)
Net income	$5,833	$4,051	$1,633
Non-cash adjustments	4,864	5,486	7,809
Increase in operating assets	(684)	(974)	(720)
Increase in operating liabilities	1,347	1,001	3,489

Net cash provided by operating activities	$11,360	$9,564	$12,211

(1)	See Note 3, “Restatement of Consolidated Financial Statements,” of the Notes to the Consolidated Financial Statements

Cash provided by operating activities was $11.4 million, $9.6 million, and $12.2 million for 2006, 2005, and 2004, respectively.

In 2006, cash provided by operating activities resulted from $5.8 million in net income, $4.9 million in non-cash adjustments primarily consists of depreciation of $1.2 million, amortization of developed technology and acquired technology and other intangible assets of $1.0 million, amortization of deferred stock-based compensation charges of $2.6 million. Net working capital increased $0.7 million in operating liabilities.

In 2005, cash provided by operating activities resulted from $4.1 million in net income, $5.5 million in non-cash adjustments primarily consists of depreciation, amortization of developed technology and acquired technology and other intangible assets, amortization of deferred stock-based compensation charges. The $1.0 million increase in operating assets is offset by an equal increase in operating liabilities.

In 2004, cash provided by operating activities resulted from $1.6 million in net income, $7.8 million in non-cash adjustments primarily comprised of depreciation, amortization and deferred stock-based compensation charges, as well as a $2.8 million net change in operating assets and liabilities. The net change in operating assets and liabilities is primarily due to an increase in accrued restructuring charge of $2.0 million related to our restructuring in the second quarter of 2004 and an increase of $1.1 million in deferred revenue due a larger installed customer base and related increase in maintenance renewals.

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

Other than non-cash items, our primary source of operating cash flows is the collection of accounts receivable from our customers. We measure the effectiveness of our collections efforts by an analysis of average accounts receivable daily sales outstanding (DSO). Collection of accounts receivable and related DSO could fluctuate in the future periods due to timing and amount of our revenues and the effectiveness of our collection efforts. In the future, collections could also fluctuate based upon the payment terms we extend to our customers. In the past, our payment terms have typically been net thirty days. Our DSO for the three months ended December 31, 2006, 2005 and 2004 were 60 days, 54 days and 52 days, respectively.

Our operating cash flows may be impacted in the future by the timing of payments to our vendors for accounts payable. We typically pay our vendors and service providers in accordance with their invoice terms and conditions. The timing of cash payments in future periods will be impacted by the nature of accounts payable arrangements and management’s assessment of our cash inflows.

Investing Activities

The table aggregates certain line items from the cash flow statement to present the key items affecting our investing activities (in thousands):

	Year ended December 31,
	2006	2005	2004
Proceeds from sales or maturities of investments	$117,095	$79,030	$76,014
Purchase of investments	(65,069)	(78,571)	(81,972)
Purchase of property and equipment	(704)	(674)	(1,533)
Technology acquired and developed	—	—	(60)
Acquisitions of business	—	(5,750)	—
Investment in subsidiary	(9)	—	—

Net cash provided by (used in) investing activities	$51,313	$(5,965)	$(7,551)

Net cash provided by (used in) investing activities was $51.3 million, $(6.0) million, and $(7.6) million for 2006, 2005, and 2004, respectively.

The main source of cash for investing activities is the maturities of, or proceeds from, the sales of short-term investments, primarily tax-exempt municipal auction rate securities. In 2006, the Company sold its short-term investments and reinvested the proceeds into cash and cash equivalents in anticipation of the closing of the merger announced in September of 2006 which was terminated in December of 2006. In 2005 and 2004, $79.0 million and $76.0 million, respectively, were provided by sales and maturities of investments. The main use of cash for investing activities is the purchase of short-term investments. In 2006, 2005 and 2004, respectively, $65.1 million, $78.6 million and $82.0 million, were used to purchase short-term investments. During the first quarter of 2007, the Company reinvested our cash and cash equivalents into high quality short-term investments consistent with our historical practices. During the second quarter of 2007, the Company expects to sell its short-term investments and reinvest the proceeds into cash and cash equivalents in anticipation of the closing of the merger announced in April 2007.

Also included in cash used for investing activities were purchases of property and equipment and technology acquired and developed. For the year ended December 31, 2006, 2005, and 2004, purchases of property and equipment were $0.7 million, $0.7 million and $1.5 million, respectively. We entered into a $499,000 three-year capital lease agreement in June 2004 with a financial institution to finance acquisition of certain furniture and fixtures and computer equipment. The capital lease agreement bears interest of 6.1% per annum and has a $1 buyout at its expiration in June 2007. It is likely we will enter into additional capital lease arrangements as long as interest rates remain attractive. Additionally, in 2005, we used approximately $5.8 million (net of cash acquired) to acquire SHC Ambeo Acquisition Corp. (see Note 9 to our Consolidated Financial Statements). In 2004 $60,000 was used to acquire technology.

Financing Activities

The table below presents the key items affecting our financing activities (in thousands):

	Year ended December 31,
	2006	2005	2004
Payments for repurchase of common stock	$—	$(3,195)	$(11,182)
Payments of principal under capital lease obligation	(173)	(162)	(90)
Proceeds from exercise of stock options	535	501	2,529

Net cash provided by (used in) financing activities	$362	$(2,856)	$(8,743)

Net cash provided by (used in) financing activities was $362,000, $(2.9) million, and $(8.7) million in 2006, 2005, and 2004, respectively.

In September 2001, our Board of Directors authorized a stock repurchase program of up to 1,000,000 shares of our common stock. In July 2002, our Board of Directors amended the stock repurchase program, allowing us to repurchase of 1,230,000 shares in addition to the shares previously repurchased. The Board of Directors increased the number of shares authorized for purchase by 1,000,000 shares in both July and October 2004. In 2005, we repurchased 554,000 shares for $3.2 million under the stock repurchase program. In 2004 and 2003, we repurchased approximately 1.5 million and 231,000 shares of our outstanding stock, respectively, for $11.2 million and $1.2 million respectively. Therefore, including the increase in authorized shares to repurchase in October 2004, we have approximately 1.0 million shares available for repurchase at December 31, 2006. The timing of future repurchases and the price paid for the shares could have a material impact on our liquidity. We have no immediate plans for use of our previously repurchased shares.

A summary of the repurchase program is as follows:

	Number of Shares	Cost of Repurchase	Average Cost
	(thousands)	(thousands)
Initial repurchase program authorized in September 2001	1,000
Increased in repurchase program authorized in July 2002	1,230
Increased in repurchase program authorized in July 2004	1,000
Increased in repurchase program authorized in October 2004	1,000

Total authorized for repurchase	4,230

Shares repurchased in 2001	219	$1,781	$8.13
Shares repurchased in 2002	712	3,335	4.68
Shares repurchased in 2003	231	1,171	5.07
Shares repurchased in 2004	1,519	11,182	7.36
Shares repurchased in 2005	554	3,195	5.76

Total shares repurchased	3,235	$20,664	$6.39

Remaining shares available for repurchase at December 31, 2006	995

Exercise of stock options under our equity compensation plan offset this use of cash by $0.5 million, $0.5 million, and $2.5 million, in 2006, 2005, and 2004 respectively. Our future liquidity and capital resources could be impacted by the exercise of outstanding common stock options and the cash proceeds we receive upon exercise of these securities. Further, we have approximately 3.9 million shares available to issue under our current plans. The timing of the issuance, the duration of their vesting provision and the grant price will all impact the timing of any proceeds. However, we cannot estimate the amount of such proceeds at this time.

In August 2004, we terminated our $3.0 million revolving credit facility with a financial institution. We did not intend to utilize this line of credit due to our liquidity position. The financial institution issued an irrevocable standby letter of credit for approximately $120,000 in relation to a real estate lease agreement executed in April 2004. The standby letter of credit expires on June 1, 2008.

Selected Unaudited Quarterly Consolidated Financial Data

The following tables set forth a summary of our unaudited and restated consolidated balance sheets as at each quarter end for our fiscal years ended December 31, 2006 and December 31, 2005 and our unaudited and restated consolidated statements of operation for each of the quarters of our fiscal year ended December 31, 2006 and December 31, 2005. The information has been derived from our unaudited consolidated financial statements that, in management’s opinion, have been prepared on a basis consistent with the audited consolidated financial statements contained elsewhere in this Form 10-K, and include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of this information when read in conjunction with our audited consolidated financial statements and notes thereto. The operating results for any quarter are not necessarily indicative of results to be expected for any future period. See Note 3 and Note 18 to the Notes to the Consolidated Financial Statements for a discussion of the restatement.

EMBARCADERO TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(In thousands, except per share data)

	2005-3/31/05			2005 - 6/30/05			2005-9/30/05			2005-12/31/05
	As Reported	Adjustment	As Restated	As Reported	Adjustment	As Restated	As Reported	Adjustment	As Restated	As Reported	Adjustment	As Restated
(unaudited)
Revenues:
License	$6,123		$6,123	$6,478		$6,478	$7,136		$7,136	$7,776		$7,776
Maintenance	7,056		7,056	7,498		7,498	7,639		7,639	7,846		7,846

Total revenues	13,179		13,179	13,976		13,976	14,775		14,775	15,622		15,622

Cost of revenues:
License	113		113	216		216	232		232	692		692
Amortization of acquired technology	507		507	192		192	145		145	132		132
Maintenance	558	1	559	504	(3)	501	526		526	585		585

Total cost of revenues	1,178	1	1,179	912	(3)	909	903		903	1,409		1,409

Gross profit	12,001	1	12,000	13,064	(3)	13,067	13,872		13,872	14,213		14,213

Operating expenses:
Research and development	3,942	72	4,014	3,840	59	3,899	3,868	29	3,897	4,528	32	4,560
Sales and marketing	5,748	(39)	5,709	5,513	(12)	5,501	5,218	32	5,250	6,471	23	6,494
General and administrative	2,653	(10)	2,643	2,221	14	2,235	1,676	155	1,831	2,046	121	2,167
Litigation settlement charge, net			—	573		573			—			—
Restructuring charges

Total operating expenses	12,343	23	12,366	12,147	61	12,208	10,762	216	10,978	13,045	176	13,221

Income (loss) from operations	(342)	(24)	(366)	917	(58)	859	3,110	(216)	2,894	1,168	(176)	992
Other income (expense), net	278		278	294		294	351		351	316		316
Cumulative effect of change in accounting principle

Income (loss) before provision for income taxes	(64)	(24)	(88)	1,211	(58)	1,153	3,461	(216)	3,245	1,484	(176)	1,308
Benefit from (provision for) income taxes	23	2	25	(408)	86	(322)	(1,106)	201	(905)	(264)	(101)	(365)

Net income (loss)	$(41)	$(22)	$(63)	$803	$28	$831	$2,355	$(15)	$2,340	$1,220	$(277)	$943

Net income (loss) per share:
Basic	$(0.00)		$(0.00)	$0.03		$0.03	$0.09		$0.09	$0.05		$0.04

Diluted	$(0.00)		$(0.00)	$0.03		$0.03	$0.09		$0.09	$0.04		$0.03

Weighted average shares used in per share calculation:
Basic	25,982		25,982	26,200		26,200	25,749		25,749	25,768		25,768

Diluted	25,982		25,982	27,482	8	27,490	27,087	40	27,127	27,307	32	27,339

Non-cash stock-based compensation included in the above expenses:
Cost of Revenues	4	1	5	3	(3)	—	(1)	—	(1)	11	—	11
Research and development	274	72	346	(16)	59	43	29	29	58	108	32	140
Sales and marketing	220	(39)	181	126	(12)	114	108	32	140	93	23	116
General and administrative	179	(94)	85	210	(61)	149	87	67	154	180	47	227

EMBARCADERO TECHNOLOGIES, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

(In thousands, except per share data)

	Three months ended 3/31/2006			Three months ended 6/30/2006			Three months ended 9/30/2006	Three months ended 12/31/2006
(unaudited)	As Reported	Adjustment	As Restated	As Reported	Adjustment	As Restated

Revenues:
License	$6,613		$6,613	$6,670		$6,670	$6,426	$6,906
Maintenance	7,909		7,909	8,294		8,294	8,467	8,668

Total revenues	14,522		14,522	14,964		14,964	14,893	15,574

Cost of revenues:
License	137		137	149		149	187	144
Amortization of acquired technology	199		199	199		199	199	199
Maintenance	650	—	650	691	—	691	631	617

Total cost of revenues	986		986	1,039		1,039	1,017	960

Gross profit	13,536		13,536	13,925		13,925	13,876	14,614

Operating expenses:			—			—	—	—
Research and development	4,660	19	4,679	4,386	13	4,399	4,030	3,488
Sales and marketing	6,173	18	6,191	5,497	(6)	5,491	5,068	5,174
General and administrative	2,326	84	2,410	2,177	94	2,271	3,209	3,567
Litigation settlement charge
Restructuring charges			—			—	—	—

Total operating expenses	13,159	121	13,280	12,060	101	12,161	12,307	12,229

Income (loss) from operations	377	(121)	256	1,865	(101)	1,764	1,569	2,385
Other income (expense), net	439		439	469		469	541	534
Cumulative effect of change in accounting principle	200		200			—	—	—

Income (loss) before provision for income taxes	1,016	(121)	895	2,334	(101)	2,233	2,110	2,919
Benefit from (provision for) income taxes	(340)		(340)	(702)		(702)	(697)	(585)

Net income (loss)	$676	$(121)	$555	$1,632	$(101)	$1,531	$1,413	$2,334

Net income (loss) per share:
Basic	$0.03		$0.02	$0.06		$0.06	$0.05	$0.09

Diluted	$0.02		$0.02	$0.06		$0.06	$0.05	$0.08

Weighted average shares used in per share calculation:
Basic	25,733		25,733	25,845		25,845	25,855	26,078

Diluted	27,254		27,254	27,610		27,610	27,278	27,476

Non-cash stock-based compensation included in the above expenses:
Cost of Revenues	$20	$—	$20	$21	$—	$21	$3	$11
Research and development	237	19	256	161	13	174	168	121
Sales and marketing	278	18	296	90	(6)	84	101	212
General and administrative	367	3	370	352	3	355	273	298

Restatement of interim periods

As of December 31, 2005, the total cumulative adjustments on our consolidated balance sheets resulting from our restatement of stock compensation expense and sales tax liability accrual increase net assets by $1.6 million, increase additional paid-in capital by $12.3 million, increase deferred stock-based compensation by $0.4 million, and decrease our retained earnings by approximately $10.3 million.

For each of the first two quarters in our fiscal year ended December 31, 2006, the impact on our consolidated statement of operations of the adjustments resulting from our restatement of stock compensation expense and sales tax liability accrual is as follows: (a) in the quarter ended March 31, 2006, an aggregate net increase of $40,000 to the $902,000 in stock compensation expense previously reported; and increase of $81,000 for sales tax liability accrual; (b) in the quarter ended June 30, 2006, an aggregate net increase of $10,000 to the $624,000 in stock compensation expense previously reported and increase of $91,000 for sales tax liability accrual.

For each of the quarters in our fiscal year ended December 31, 2005, the impact on our consolidated statement of operations of the adjustments resulting from our restatement of stock compensation expense is as follows: (a) in the quarter ended March 31, 2005, an aggregate net decrease of $60,000 to the $677,000 in stock compensation expense previously reported and increase of $84,000 for sales tax liability accrual (b) in the quarter ended June 30, 2005, an aggregate net decrease of $17,000 to the $323,000 in stock compensation expense previously reported and increase of $75,000 in sales tax liability accrual offset by an income tax benefit of $86,000 (c) in the quarter ended September 30, 2005, an aggregate net increase of $128,000 to the $223,000 in stock compensation expense previously reported and increase of $88,000 in sales tax liability accrual offset by an income tax benefit of $201,000 (d) in the quarter ended December 31, 2005, an aggregate net increase of $102,000 to the $392,000 in stock compensation expense previously reported increase of $74,000 of sales tax liability accrual and an increase in income tax provision of $101,000.

For each of the quarters in the six quarter period ended June 30, 2006 impacted by the restatement, the impact of the adjustments on our consolidated balance sheets as previously reported at the end of each quarter from our restatement of stock based compensation expense, sales tax liability and income taxes was to: increase additional paid in capital by between $12.3 and $13.4 million; decrease our retained earnings by between $10.0 and $10.3 million; increase deferred stock based compensation by between $0.4 and $1.1 million; increase our deferred tax asset by between $2.4 and $2.8 million; and increase accrued liabilities by between $0.5 and $0.7 million.

For each of the quarters in our fiscal year ended December 31, 2005 and 2006, the total cumulative adjustments on our consolidated Statement of Cash Flows resulting from our restatement of stock compensation expense has no affect on the cash flow from operations, investing, or financing.

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

Year ending December 31,
	Capital Lease	Operating Leases	Bank Letter Of Credit	Total
2007	$76	$1,758	$—	$1,834
2008	—	1,063	120	1,183
2009	—	483	—	483
2010	—	165	—	165
2011	—	21	—	21
Thereafter	—	—	—	—

Total minimum payments	76	$3,490	$120	$3,686

Less: amount representing interest	(1)

Present value of net minimum lease payments	$75

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

Litigation

As of December 31, 2006, we had no material pending legal proceedings.

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

NASDAQ DELISTING PROCEEDINGS

Our common stock is traded on the NASDAQ Global Select Market (“NASDAQ”) under the symbol “EMBT.” Our common stock began trading on NASDAQ on April 20, 2000, the date of our initial public offering. On November 13, 2006, we submitted to the SEC a Notification of Late Filing pursuant to Rule 12b-25 of the Securities Exchange Act of 1934 in respect of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (the “Third Quarter 10-Q”). On November 15, 2006, we received a Staff Determination Letter from NASDAQ, stating that we were not in compliance with NASDAQ Marketplace Rule 4310(c)(14), because we had not filed the Third Quarter 10-Q in a timely manner. The Staff Determination Letter indicated that our securities would be delisted from NASDAQ unless we timely requested a hearing before a NASDAQ Listing Qualifications Panel (the “Panel”). We timely requested such a hearing, and on January 18, 2007, we appeared before the Panel to appeal the Staff’s determination and present a plan to cure our filing deficiencies and regain compliance. On February 9, 2007, the Panel notified us that the Panel had determined to continue the listing of our securities on NASDAQ, provided that we met certain requirements. Those requirements were that we (i) provide NASDAQ with specified information regarding the results of the Special Committee’s review of stock option grant practices on or about March 1, 2007, (ii) file the Third Quarter 10-Q, any other delinquent periodic reports, and any required restatements on or before April 18, 2007, and (iii) comply with all other requirements for continued listing on NASDAQ. On March 1, 2007, we provided NASDAQ with certain information regarding the results of the Special Committee’s review, as requested. On March 16, 2007, we submitted to the SEC an additional Notification of Late Filing pursuant to Rule 12b-25 of the Securities Exchange Act of 1934 in respect of this Annual Report on Form 10-K. On March 21, 2007, we received an additional Staff Determination Letter from NASDAQ stating that we were not in compliance with NASDAQ Marketplace Rule 4310(c)(14) because we had not filed this Annual Report on Form 10-K in a timely manner. The additional Staff Determination Letter indicated that we were required to present our views with respect to the additional deficiency to the Panel in writing no later than March 28, 2007. On March 28, 2007, we responded to the Panel in writing regarding the additional deficiency and our plan to cure our filing deficiencies by April 18, 2007. On April 12, 2007, we requested a further extension of the April 18 deadline for filing the Third Quarter 10-Q and this Annual Report on Form 10-K. On April 18, 2007, the Panel granted an extension of the deadline to May 10, 2007. On May 8, 2007, we informed NASDAQ that we would not be able to meet this deadline for filing the Third Quarter 10-Q and this Annual Report on Form 10-K. On May 10, 2007, the NASDAQ Listing and Hearing Review Council (the “Listing Council”) called for review and determined to stay the April 18 decision of the Panel pending further action by the Listing Council. On May 11, 2007, we submitted to the SEC a Notification of Late Filing pursuant to Rule 12b-25 of the Securities Exchange Act of 1934 in respect of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 (the “First Quarter 10-Q”). On May 14, 2007, we received an additional Staff Determination Letter from NASDAQ stating that we are not in compliance with NASDAQ Marketplace Rule 4310(c)(14) because we have not filed the First Quarter 10-Q in a timely manner. The additional Staff Determination Letter indicated that we were required to make a submission with respect to the additional deficiency to the Listing Council in writing no later than May 21, 2007. On May 21, 2007, we responded to the Listing Council in writing regarding the additional deficiency and our plan to cure our filing deficiencies. The Listing Council has also requested that we submit any additional information that we wish the Listing Council consider regarding the continued listing of our securities on NASDAQ by June 29, 2007. We intend to timely provide such additional information to the Listing Council. The Listing Council has indicated that, following receipt of additional information from us and from the Panel, it will review the written record and make a determination regarding the continued listing of our securities on NASDAQ. There can be no assurance that the Listing Council will determine to continue the listing of our securities on NASDAQ or that we will be able to satisfy any conditions to continued listing set forth by the Listing Council. In the event that we are unable to satisfy any such conditions, or if the Listing Council so determines following its review, our securities will be delisted from NASDAQ. In addition, if we are unable to become current in our SEC filings, our securities could be delisted from NASDAQ.

Upon the filing of this Annual Report on Form 10-K for the year ended December 31, 2006 and our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, we will be current with our filing requirements under the Securities Exchange Act of 1934. As a result, we expect that our securities will no longer be subject to delisting from NASDAQ, however, final determination of this matter is within the discretion of the Listing Council, and there can be no assurance that the Listing Council will agree with our position.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measures” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), expands disclosures about fair value measurements, and applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 does not require any new fair value measurements. However, the FASB anticipates that for some entities, the application of SFAS 157 will change current practice. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We do not expect the adoption of SFAS No. 157 will have a material impact on our financial position, results of operations, or cash flows.

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

In June 2005, the FASB issued SFAS No. 154, “ Accounting Changes and Error Corrections .” This new standard replaces APB Opinion No. 20, “ Accounting Changes in Interim Financial Statements ”, and SFAS No. 3, “ Reporting Accounting Changes in Interim Financial Statements ”, and represents another step in the FASB’s goal to converge its standards with those issued by the International Accounting Standards Board (“IASB”). Among other changes, SFAS 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. SFAS 154 also provides that (1) a change in method of depreciating or amortizing a long-lived non-financial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) a correction of errors in previously issued financial statements should be termed a “restatement.” The new standard is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. Early adoption of this standard is permitted for accounting changes and correction of errors made in fiscal years beginning after June 1, 2005. The adoption of SFAS No. 154 did not have a material impact on our consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Our exposure to market risk for changes in interest rates primarily relates to our investment portfolio, which at December 31, 2006 $71.2 million were all classified as cash and cash equivalent. Historically in 2005, there was $52.0 million of fixed-income securities classified as short-term investments. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. From time to time, some of the securities in which we invest may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with an interest rate fixed at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents, marketable securities in money market funds, tax-exempt municipal auction rate securities and tax exempt municipal bonds. The risk associated with fluctuating interest rates is limited to our investment portfolio. Based on our portfolio at December 31, 2006, if interest rates were to change by 10%, interest income could be impacted positively or negatively by approximately $195,000 on an annualized basis. There would be no material impact on the fair market value of the portfolio. As of December 31, 2006, all of our investments were in money market accounts, tax-exempt municipal auction rate securities and tax exempt municipal bonds.

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

In addition, our European operations in some instances act as a natural hedge because both operating expenses and sales are denominated in local currency. In these instances, although an unfavorable change in the exchange rate of the Pound Sterling against the U.S. dollar will result in lower sales when translated to U.S. dollars, operating expenses will also be lower.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Embarcadero Technologies, Inc.

We have completed integrated audits of Embarcadero Technologies, Inc.’s consolidated financial statements and of its internal control over financial reporting as of December 31, 2006 in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Embarcadero Technologies, Inc. and its subsidiaries at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 13 to the consolidated financial statements, effective January 1, 2006, the Company changed its method of accounting for stock-based compensation.

As discussed in Note 3 to the consolidated financial statements, the Company has restated its 2005 and 2004 consolidated financial statements.

Internal control over financial reporting

Also, we have audited management’s assessment, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A, that Embarcadero Technologies, Inc. did not maintain effective internal control over financial reporting as of December 31, 2006, because of the effect of an ineffective control environment, based on the criteria established in the COSO framework. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment.

As of December 31, 2006, the Company did not maintain an effective control environment based on the criteria established in the COSO framework. Specifically, the Company did not maintain an effective emphasis on controls designed to maintain an appropriate level of management integrity, as certain of the Company’s senior executive officers as of December 31, 2006, (i) had knowledge of the practice of recording favorable grant dates for stock options granted prior to March 2005; (ii) knew or should have known that the Company had not properly accounted for such option grants; and (iii) failed to disclose the Company’s improper historical option granting practices and related accounting to the Board of Directors and the Company’s independent registered public accountants. This material weakness resulted in the Company incorrectly accounting for and disclosing its stock-based compensation expense and income tax provision or benefit relating to options granted prior to March 2005, as well as (i) the restatement of the Company’s consolidated financial statements for the fiscal years ended December 31, 2005, 2004, 2003 and 2002, and the Company’s unaudited quarterly consolidated financial statements for all quarters of fiscal 2005 and the first and second quarters of fiscal 2006; and (ii) adjustments to the Company’s consolidated financial statements for the third quarter of fiscal 2006 and for the year 2006. Additionally, this material weakness could result in a material misstatement of any of the Company’s annual or interim consolidated financial statements and related disclosures that would not be prevented or detected. Accordingly, management determined that this control deficiency represents a material weakness.

This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2006 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.

In our opinion, management’s assessment that Embarcadero Technologies, Inc. did not maintain effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control – Integrated Framework issued by the COSO. Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Embarcadero Technologies, Inc. has not maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control – Integrated Framework issued by the COSO.

/s/    PRICEWATERHOUSECOOPERS LLP

PricewaterhouseCoopers LLP

San Jose, California

May 23, 2007

EMBARCADERO TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands)

	December 31,
	2006	2005 As Restated

Assets
Current assets:
Cash and cash equivalents	$71,219	$7,943
Short-term investments	—	52,026
Trade accounts receivable, net	10,444	9,407
Prepaid expenses and other current assets	1,642	1,863
Deferred income taxes	605	377

Total current assets	83,910	71,616
Property and equipment, net	1,542	2,059
Goodwill	14,338	13,920
Other intangible assets, net	2,072	3,037
Deferred income taxes	4,718	4,852
Other assets, net	40	24

Total assets	$106,620	$95,508

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$324	$817
Accrued liabilities	7,560	6,015
Capital lease obligations	64	161
Deferred revenue	17,354	15,802

Total current liabilities	25,302	22,795
Long-term deferred revenue	457	180
Long-term capital lease obligations	11	87
Long-term restructuring accrual	383	1,061

Total liabilities	26,153	24,123

Commitments and contingencies (Note 15)
Stockholders’ equity:

Convertible preferred stock: $0.001 par value; 5,000,000 shares authorized and no shares issued and outstanding at December 31, 2006 and 2005

Common stock: $0.001 par value; 60,000,000 shares authorized at December 31, 2006 and 2005: 26,141,673 and 26,112,364 shares issued and outstanding at December 31, 2006 and 2005, respectively Common stock: $0.001 par value	26	26
Treasury stock: 3,235,312 shares at December 31, 2006 and 2005.	(20,664)	(20,664)
Additional paid-in capital	99,978	99,597
Accumulated other comprehensive income	838	333
Deferred stock-based compensation	—	(2,363)
Retained earnings (accumulated deficit)	289	(5,544)

Total stockholders’ equity	80,467	71,385

Total liabilities and stockholders’ equity	$106,620	$95,508

The accompanying notes are an integral part of these consolidated financial statements.

EMBARCADERO TECHNOLOGIES, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

(in thousands, except per share data)

	Year ended December 31,
	2006	2005 As Restated	2004 As Restated

Revenues:
License	$26,615	$27,513	$28,208
Maintenance	33,338	30,039	28,086

Total revenues	59,953	57,552	56,294

Cost of revenues:
License	617	1,388	999
Amortization of acquired technology	796	841	2,105
Maintenance	2,589	2,170	2,379

Total cost of revenues	4,002	4,399	5,483

Gross profit	55,951	53,153	50,811

Operating expenses:
Research and development	16,596	16,369	16,027
Purchased research and development	—	—	—
Sales and marketing	21,924	22,956	20,718
General and administrative	11,457	8,876	9,301
Litigation settlement charge, net	—	573	—
Restructuring and impairment charges	—	—	4,032

Total operating expenses	49,977	48,774	50,078

Income from operations	5,974	4,379	733
Other income, net	1,983	1,239	791
Cumulative effect of change in accounting principle	200	—	—

Income before provision for income taxes	8,157	5,618	1,524
Benefit from (provision for) income taxes	(2,324)	(1,567)	109

Net income	$5,833	$4,051	$1,633

Net income attributable to common stockholders per share:
Basic	$0.23	$0.16	$0.06

Diluted	$0.21	$0.15	$0.06

Weighted average shares used in per share calculation:
Basic	25,878	25,866	26,788

Diluted	27,402	27,329	28,634

Non-cash stock based compensation included in the above expenses:
Cost of revenues	$56	$14	$33
Research and development	721	586	985
Sales and marketing	792	553	490
General and administrative	1,194	615	1,116

The accompanying notes are an integral part of these consolidated financial statements.

EMBARCADERO TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock		Treasury Stock	Additional Paid-in Capital (As Restated)	Accumulated Other Comprehensive Income	Deferred Stock- Based Compensation (As Restated)	Retained Earnings (Deficit) (As Restated)	Total Stockholders’ Equity (As Restated)	Comprehensive Income (As Restated)
	Shares	Amount
Balance at December 31, 2003, as previously reported	26,981	$28	(6,287)	$79,557	$568	$(1,519)	$(1,610)	$70,737
Cumulative effect of restatement				15,329		(2,070)	(9,618)	3,641

Balance at December 31, 2003, as restated	26,981	$28	(6,287)	$94,886	$568	$(3,589)	$(11,228)	$74,378

Comprehensive income:
Net income, as restated	—	—	—	—	—	—	1,633	1,633	$1,633
Foreign currency translation adjustments	—	—	—	—	270	—	—	270	270
Unrealized loss on available-for-sale investments, net	—	—	—	—	(13)	—	—	(13)	(13)

Comprehensive income									$1,890

Issuance of restricted stock awards	446			3,687		(3,687)		—
Deferred stock-based compensation from grant of common stock options				231		(231)		—
Exercise of common stock options	469	—	—	2,529	—	—	—	2,529
Repurchase of common stock	(1,519)	(2)	(11,180)	—	—	—	—	(11,182)
Tax benefit arising from disqualifying disposition of stock options	—	—	—	(539)	—	—	—	(539)
Cancellation of deferred stock-based compensation	(58)	—	—	(817)	—	817	—	—
Amortization of deferred stock-based compensation	—	—	—	(562)	—	3,127	—	2,565
Issuance of options in exchange for services	—	—	—	58	—	—	—	58

Balance at December 31, 2004, as restated	26,319	$26	$(17,467)	$99,473	$825	$(3,563)	$(9,595)	$69,699
Comprehensive income:
Net income, as restated	—	—	—	—	—	—	4,051	4,051	$4,051
Foreign currency translation adjustments	—	—	—	—	(484)	—	—	(484)	(484)
Unrealized loss on available-for-sale investments, net	—	—	—	—	(8)	—	—	(8)	(8)

Comprehensive income									$3,559

Issuance of restricted stock awards	302			2,032		(2,032)		—
Exercise of common stock options	115	—	—	501	—	—	—	501
Repurchase of common stock	(554)	—	(3,197)	—	—	—	—	(3,197)
Tax benefit arising from disqualifying disposition of stock options	—	—	—	(949)	—	—	—	(949)
Deferred stock-based compensation from grant of common stock options	—	—	—	(748)	—	748	—	—
Cancellation of deferred stock-based compensation	(69)	—	—	(282)	—	287	—	5
Amortization of deferred stock-based compensation	—	—	—	(440)	—	2,197	—	1,757
Issuance of options in exchange for services	—	—	—	10	—	—	—	10

Balance at December 31, 2005, as restated	26,113	$26	$(20,664)	$99,597	$333	$(2,363)	$(5,544)	$71,385
Comprehensive income:
Net income	—	—	—	—	—	—	5,833	5,833	$5,833
Foreign currency translation adjustments	—	—	—	—	505	—	—	505	505

Comprehensive income									$6,338

Adoption of FAS 123R	—	—	—	(2,363)	—	2,363	—	—
Exercise of common stock options	89	—	—	535	—	—	—	535
Shares withheld in payment of employee tax withholding	(41)	—	—	(353)	—	—	—	(353)
Cancellation of stock-based compensation	(19)	—	—	(102)	—	—	—	(102)
Stock-based compensation	—	—	—	2,864	—	—	—	2,864
Cumulative effect of change in accounting principle	—	—	—	(200)	—	—	—	(200)

Balance at December 31, 2006	26,142	$26	$(20,664)	$99,978	$838	$—	$289	$80,467

The accompanying notes are an integral part of these consolidated financial statements

EMBARCADERO TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended December 31,
	2006	2005 As Restated	2004 As Restated

Cash from Operating Activities:
Net income	$5,833	$4,051	$1,633
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	1,243	1,443	1,785
Provision for doubtful accounts	93	30	77
Impairment charges	—	—	680
Amortization of developed technology	796	405	1,951
Amortization of acquired technology	—	834	—
Amortization of other intangible assets	169	88	692
Stock-based compensation	2,763	1,757	2,566
Cumulative effect of change in accounting principle	(200)	—	—
Lease related impairment loss	—	—	—
Issuance of options in exchange for services	—	10	58
Write-down of other intangible assets, internally developed software costs and acquired in-process research and development expense	—	912	—
Loss on Disposal	—	7	—
Deferred income taxes, net	(94)	380	(1,686)
Tax benefit arising from disqualifying disposition of stock options	—	(107)	447
Changes in assets and liabilities, net of effect of acquisition:
Trade accounts receivable	(876)	(1,031)	36
Prepaid expenses and other assets	286	(216)	483
Accounts payable and accrued liabilities	(213)	(77)	2,397
Deferred revenue	1,560	1,078	1,092

Net cash provided by operating activities	11,360	9,564	12,211

Cash from Investing Activities:
Purchase of investments	(65,069)	(78,571)	(81,972)
Maturities of investments	117,095	79,030	11,641
Sales of investments	—	—	64,373
Purchase of property and equipment	(704)	(674)	(1,533)
Technology acquired and developed	—	—	(60)
Investment in subsidiary	(9)	—	—
Acquisition of business	—	(5,750)	—

Net cash provided by (used in) investing activities	51,313	(5,965)	(7,551)

Cash from Financing Activities:
Repurchase of common stock	—	(3,195)	(11,182)
Payments of principal under capital lease obligation	(173)	(162)	(90)
Proceeds from exercise of stock options	535	501	2,529

Net cash provided by (used in) financing activities	362	(2,856)	(8,743)

Effect of exchange rate changes on cash and cash equivalents	241	(222)	78
Net increase (decrease) in cash and cash equivalents	63,276	521	(4,005)
Cash and cash equivalents at the beginning of the period	7,943	7,422	11,427

Cash and cash equivalents at the end of the period	$71,219	$7,943	$7,422

Supplemental Cash Flow Information
Cash paid for income taxes	$1,958	$531	$1,080

Supplemental Non-cash investing and Financing Activities
Equipment purchased under capital leases	$—	$—	$499

Purchases of property and equipment in accounts payable	$—	$—	$57

The accompanying notes are an integral part of these consolidated financial statements.

EMBARCADERO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—The Company and Summary of Significant Accounting Policies

The Company

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

Basis of presentation

The consolidated financial statements include the accounts of Embarcadero Technologies, Inc. and its wholly-owned subsidiaries: Embarcadero Europe Ltd., Embarcadero Germany GmbH, S.C. Embarcadero Technologies, S.R.L., Embarcadero Canada, Ltd., Embarcadero Technologies Australia PTY Ltd., and SHC Ambeo Acquisition Corp. The Company has eliminated all inter-company accounts and transactions.

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

The Company uses purchase orders, signed contracts and pre-payments via check, wire or credit card as persuasive evidence for substantiation of arrangements. For arrangements with multiple obligations (e.g., hardware and software products, undelivered maintenance and support contracts or consulting and training services bundled with licenses), the Company allocates revenues to the delivered elements of the arrangement using the residual value method based on the vendor specific objective evidence (VSOE) of fair value for the undelivered items. The VSOE for post contract customer support (PCS) is determined based upon prices paid by the customers for the separate renewal or sale of such services. If the Company cannot determine the VSOE for PCS, then the entire arrangement fee is recognized ratably over the contractual PCS period (explicit rights to PCS) or the period during which PCS is expected to be provided (implicit rights to PCS).

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

No single customer accounted for ten percent or more of the Company’s accounts receivable at December 31, 2006 and 2005 or revenues in the years ended December 31, 2006, 2005, and 2004.

Income taxes

The Company uses the asset and liability method of accounting for income taxes based on Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes . Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts and the tax basis of existing assets and liabilities. The Company records a valuation allowance to reduce tax assets to an amount for which realization is more likely than not. There are certain charges that are not deductible for tax purposes.

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

Foreign currency transaction gains and losses are included in the Company’s consolidated statement of operations in Other Income, net. Foreign currency transaction losses were $129,000, $89,000 and $26,000 in the years ended December 31, 2006, 2005, and 2004, respectively.

Advertising costs

Advertising costs are expensed as incurred. These costs included in sales and marketing, were $310,000, $556,000, and $561,000 in the years ended December 31, 2006, 2005, and 2004, respectively.

NOTE 2—Recent accounting pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measures” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), expands disclosures about fair value measurements, and applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 does not require any new fair value measurements. However, the FASB anticipates that for some entities, the application of SFAS No. 157 will change current practice. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We do not expect the adoption of SFAS No. 157 will have a material impact on our financial position, results of operations, or cash flows.

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

In July 2006, FASB issued FASB Interpretation No. 48, “ Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109 “ (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that we recognize in our financial statements the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of our 2007 fiscal year. The differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption will be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. As a result, the Company will increase its reserves for uncertain tax positions by $0.2 million including interest and penalties as a cumulative adjustment to the beginning balance of retained earnings. At the adoption date of January 1, 2007, the Company will have approximately $2.0 million of unrecognized tax benefits, $1.8 million of which would affect our income tax expense if recognized and the remaining balance of the unrecognized tax benefits would be an adjustment to goodwill.

In June 2005, the FASB issued SFAS No. 154, “ Accounting Changes and Error Corrections .” This new standard replaces APB Opinion No. 20, “ Accounting Changes in Interim Financial Statements “, and SFAS No. 3, “ Reporting Accounting Changes in Interim Financial Statements “, and represents another step in the FASB’s goal to converge its standards with those issued by the International Accounting Standards Board (“IASB”). Among other changes, SFAS 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. SFAS 154 also provides that (1) a change in method of depreciating or amortizing a long-lived non-financial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) a correction of errors in previously issued financial statements should be termed a “restatement.” The new standard is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. Early adoption of this standard is permitted for accounting changes and correction of errors made in fiscal years beginning after June 1, 2005. The adoption of SFAS No. 154 as of May 1, 2006 did not have a material impact on our consolidated financial statements.

NOTE 3—Restatement of Consolidated Financial Statements

Stock Options

On November 10, 2006, the Company announced that Audit Committee had begun a review of two past stock option grants. The scope of the Audit Committee’s investigation expanded after an initial review of the evidence suggested that there might be problems with other option grants. As part of the expanded scope, the Audit Committee’s advisors determined that there were potential issues with one of the grants to outside directors, including directors who currently serve on the Board and/or the Audit Committee. As a result, on December 8, 2006, the Board formed the Special Committee. The Special Committee’s review covered all option grants made to employees, directors and consultants from the Company’s initial public offering in April 2000 to August 2006. During this period, the Company issued 1,086 individual option grants on 119 separate dates. As part of its investigation, the Special Committee reviewed documents (both hard copy and electronic) and conducted interviews of directors and employees (current and past) and others with knowledge of the Company’s options practices. The Special Committee concluded that about half of the grants under review were misdated and mispriced. The misdated grants occurred from the time of the initial public offering until March 2005.

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

We have determined that the total cumulative pre-tax stock compensation expense through December 31, 2005 resulting from the errors described above was $14.6 million. In this Form 10-K, we recorded pre-tax stock compensation expense of $0.2 million and $0.3 million for the years ended December 31, 2005 and 2004, respectively, and $14.1 million prior to fiscal 2004. There was no impact on revenues or net cash provided by operating activities during any of these periods as a result of this additional stock compensation expense.

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

In some states, the Company filed for amnesty under the Streamline Sales Tax Project (“SSTP”) which relieved the Company from past due sales tax liability but committed the Company to report and file in all of the states in the SSTP. For the non-SSTP states, with the assistance of an outside consultant, the Company filed voluntary disclosure agreements to get current with past due amounts and to start to collect and remit sales taxes in states where the Company has established sales tax nexus. The cumulative net pre-tax expense through December 31, 2005 resulting from the failure to register and file sales tax in various states was $0.7 million. In this Form 10-K, we recorded pre-tax sales tax expense of $0.3 million, $0.3 million, and $0.1 million for the years ended December 31, 2005, 2004, and 2003 respectively. There was no impact on revenue or net cash provided by operating activities during any these periods as a result of this sales tax accrual expense.

Tax Impact of Restatement

The Company’s deferred tax asset was previously reported as $2.9 million; however the restatement resulted in a total increase to the Company’s gross deferred tax assets of approximately $2.4 million as of December 31, 2005. As a result, there is a tax benefit of approximately $0.3 million for 2000, $1.6 million for 2001, $1.5 million for 2002, $1.3 million for 2003, $0.2 million for 2004, and $0.2 million for 2005 relating to the additional stock compensation expense recorded by the Company. Additionally, there is no material impact on our consolidated financial statements arising from the impact of Section 409A of the Internal Revenue Code (the “Code”) or the limitations on deduction of executive stock compensation expense in Section 162(m) of the Code. See “Impact of Section 409A” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” Item 7 of this Form 10-K, for a discussion of the potential prospective impact of Section 409A on the Company’s future results of operations.

The cumulative effect of the restatement adjustments on our consolidated balance sheet at December 31, 2005 was an increase in deferred tax assets, an increase in accrued liabilities, an increase in additional paid-in capital, offset by a corresponding increase in the accumulated deficit and deferred stock-based compensation, which results in a net increase of $1.6 million in stockholders’ equity. The adjustments decreased previously reported net income per share by $0.01 for the years ended December 31, 2005 and 2004.

The following table sets forth the effect of the restatement for each of the applicable fiscal years (in thousands):

	Total cummulative effect at December 31, 2005	December 31, 2005	December 31, 2004	Total cummulative effect at December 31, 2003	December 31, 2003	December 31, 2002	December 31, 2001	December 31, 2000

Net Income, as reported		$4,337	$1,988
Additional compensation expense	$(14,571)	(152)	(306)	$(14,113)	$(3,123)	$(4,333)	$(5,042)	$(1,615)
Additional sales tax expense	(724)	(322)	(266)	(136)	(136)	—	—	—
Tax effect	5,036	188	217	4,631	1,262	1,519	1,561	289

Total decrease to net income	$(10,259)	(286)	(355)	$(9,618)

Net Income, as restated		$4,051	$1,633

The following table sets forth our stock-based compensation expense as reported and the impact of the restatement on stock-based compensation for periods prior to fiscal 2006, net of income tax (see Note 3):

	Stock-Based Compensation Expense (in thousands)
Year ended December 31,	As Reported	Adjustments	As Restated
2000 (net of income tax of $1,568, $461 and $2,029, respectively)	$8,253	$699	$8,952
2001 (net of income tax of $632, $1,866 and $2,498, respectively)	3,723	2,833	6,556
2002 (net of income tax of $301, $1,712 and $2,013, respectively)	1,732	2,601	4,333
2003 (net of income tax of $137, $1,234 and $1,371, respectively)	499	1,875	2,374
2004 (net of income tax of $920, $123 and $1,043, respectively)	1,339	186	1,525
2005 (net of income tax of $918, $59 and $977, respectively)	1,009	92	1,099

The following table sets forth the effect of the restatements on the Company’s consolidated financial statements for fiscal 2005 and 2004 (in thousands):

	As Reported	2005 Adjustment	As Restated
Assets
Current Assets:
Cash and cash equivalents	$7,943		$7,943
Short-term investments	52,026		52,026
Trade accounts receivable, net	9,407		9,407
Prepaid expenses and other current assets	1,863		1,863
Deferred income taxes	377		377

Total current assets	71,616		71,616

Property and equipment, net	2,059		2,059
Goodwill	13,920		13,920
Other intangible assets, net	3,037		3,037
Deferred income taxes	2,500	$2,352	4,852
Other assets, net	24		24

Total assets	$93,156	$2,352	$95,508

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$817		$817
Accrued liabilities	5,291	$724	6,015
Capital lease obligations	161		161
Deferred revenue	15,802		15,802

Total current liabilities	22,071	724	22,795

Long-term deferred revenue	180		180
Long-term capital lease obligations	87		87
Long-term restructuring accrual	1,061		1,061

Total liabilities	23,399	724	24,123

Commitments and Contingencies (Note 15)
Stockholders’ Equity:
Common stock: $0.001 par value	26		26
Treasury stock	(20,664)		(20,664)
Additional paid-in capital	87,295	12,302	99,597
Accumulated other comprehensive income	333	—	333
Deferred stock-based compensation	(1,948)	(415)	(2,363)
Retained earnings (accumulated deficit)	4,715	(10,259)	(5,544)

Total stockholders’ equity	69,757	1,628	71,385

Total liabilities and stockholders’ equity	$93,156	$2,352	$95,508

EMBARCADERO TECHNOLOGIES, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

(in thousands, except per share data)

	Year ended December 31,
	2004			2005
	As Reported	Adjustment	As Restated	As Reported	Adjustment	As Restated
Revenues:
License	$28,208		$28,208	$27,513		$27,513
Maintenance	28,086		28,086	30,039		30,039

Total revenues	56,294		56,294	57,552		57,552

Cost of revenues:
License	999		999	1,388		1,388
Amortization of acquired technology	2,105		2,105	841		841
Maintenance	2,362	$17	2,379	2,173	$(3)	2,170

Total cost of revenues	5,466	17	5,483	4,402	(3)	4,399

Gross profit	50,828	(17)	50,811	53,150	3	53,153

Operating expenses:
Research and development	15,637	390	16,027	16,178	191	16,369
Purchased research and development
Sales and marketing	21,077	(359)	20,718	22,950	6	22,956
General and administrative	8,777	524	9,301	8,596	280	8,876
Litigation settlement charge, net				573		573
Restructuring and impairment charges	4,032		4,032	—		—

Total operating expenses	49,523	555	50,078	48,297	477	48,774

Income from operations	1,305	(572)	733	4,853	(474)	4,379
Other income net	791		791	1,239		1,239

Income (loss) before provision for income taxes	2,096	(572)	1,524	6,092	(474)	5,618
Benefit (Provision) for income taxes	(108)	217	109	(1,755)	188	(1,567)

Net income	$1,988	$(355)	$1,633	$4,337	$(286)	$4,051

Net income attributable to common stockholders per share:
Basic	$0.07	$(0.01)	$0.06	$0.17	$(0.01)	$0.16

Diluted	$0.07	$(0.01)	$0.06	$0.16	$(0.01)	$0.15

Weighted average shares used in per share calculation:
Basic	26,788		26,788	25,866		25,866

Diluted	28,502	132	28,634	27,294	35	27,329

Non-cash stock based compensation included in the above expenses:
Cost of revenue	16	17	33	17	(3)	14
Research and development	595	390	985	395	191	586
Sales and marketing	849	(359)	490	547	6	553
General and administrative	858	258	1,116	656	(41)	615

EMBARCADERO TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	2004			2005
	As Reported	Adjustment	As Restated	As Reported	Adjustment	As Restated
Cash from operating activities:
Net income (loss)	$1,988	$(355)	$1,633	$4,337	$(286)	$4,051
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	1,785		1,785	1,443		1,443
Provision for (reduction in) doubtful accounts	77		77	30		30
Impairment charges	680		680			—
Amortization of developed technology	1,951		1,951	405		405
Amortization of acquired technology			—	834		834
Amortization of other intangible assets	692		692	88		88
Amortization of deferred stock-based compensation	2,260	306	2,566	1,605	152	1,757
Issuance of options in exchange for services	58		58	10		10
Write-down of other intangible assets, internally developed software costs and acquired in-process research and development costs			—	912		912
Loss on Disposal			—	7		7
Deferred income taxes, net	(1,332)	(354)	(1,686)	970	(590)	380
Tax benefit arising from disqualifying disposition of stock options	447		447	(107)		(107)
Changes in assets and liabilities:
Trade accounts receivable	36		36	(1,031)		(1,031)
Prepaid expenses and other assets	483		483	(216)		(216)
Accounts payable and accrued liabilities	1,994	403	2,397	(801)	724	(77)
Deferred revenue	1,092		1,092	1,078		1,078

Net cash provided by operating activities	12,211	—	12,211	9,564	—	9,564

Cash from investing activities:
Purchase of investments	(81,972)		(81,972)	(78,571)		(78,571)
Maturities of investments	11,641		11,641	79,030		79,030
Sales of investments	64,373		64,373	—		—
Purchase of property and equipment	(1,533)		(1,533)	(674)		(674)
Technology acquired and developed	(60)		(60)			—
Acquisition of business	—		—	(5,750)		(5,750)

Net cash provided by (used in) investing activities	(7,551)		(7,551)	(5,965)		(5,965)

Cash from financing activities:
Payments for repurchase of common stock	(11,182)		(11,182)	(3,195)		(3,195)
Payments of principal under capital lease obligation	(90)		(90)	(162)		(162)
Proceeds from exercise of stock options	2,529		2,529	501		501

Net cash provided by (used in) financing activities	(8,743)		(8,743)	(2,856)		(2,856)

Effect of exchange rate changes on cash and cash equivalents	78		78	(222)		(222)
Net increase (decrease) in cash and cash equivalents	(4,005)		(4,005)	521		521
Cash and cash equivalents at the beginning of the period	11,427		11,427	7,422		7,422

Cash and cash equivalents at the end of the period	$7,422		$7,422	$7,943		$7,943

Supplemental cash flow information
Cash paid for income taxes	$1,080		$1,080	$531		$531

Supplemental non-cash investing and financing activities
Equipment purchased under capital leases	$499		$499	$—		$—

Deferred stock-based compensation	$2,318	$306	$2,624	$1,615	$152	$1,767

Purchases of property and equipment in accounts payable	$57		$57	$—		$—

NOTE 4—Net Income Per Share

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

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net income per share is as follows (in thousands, except per share data):

	Year ended December 31,
	2006	2005	2004
		As restated	As restated
Calculation of basic net income per share:
Net income	$5,833	$4,051	$1,633
Weighted average common shares outstanding	25,878	25,866	26,788

Net income per share, basic	$0.23	$0.16	$0.06

Calculation of diluted net income per share:

Net income	$5,833	$4,051	$1,633
Weighted average—common shares outstanding	25,878	25,866	26,788
Dilutive securities—common stock options and non-vested shares	1,524	1,463	1,846

Weighted average—common shares outstanding and potentially dilutive common shares	27,402	27,329	28,634

Net income per share, diluted	$0.21	$0.15	$0.06

Anti-dilutive common stock and non-vested common stock, not included in net income per share calculation:	2,961	2,408	1,380

NOTE 5—Accumulated Comprehensive Income

Accumulated comprehensive income consists of net income, net unrealized foreign currency translation adjustments, and unrealized gains and losses on available-for-sale investments, and is presented in the consolidated statements of stockholders’ equity. The components of accumulated other comprehensive income are as follows (in thousands):

	Unrealized Gain (Loss) in Available for Sale Securities, Net	Foreign Currency Translation	Accumulated Other Comprehensive Income
Balance as of December 31, 2003	$18	$550	$568
Change during period	(13)	270	257

Balance as of December 31, 2004	5	820	825
Change during period	(8)	(484)	(492)

Balance as of December 31, 2005	(3)	336	333
Change during period	—	505	505

Balance as of December 31, 2006	$(3)	$841	$838

Realized gains and losses were not significant during the years ended December 31, 2006 and 2005. Unrealized gains and losses are reported as a part of accumulated other comprehensive income (loss), a separate component of stockholders’ equity.

NOTE 6—Accounting for Business Combinations, Goodwill, and Other Intangible Assets

Goodwill

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

The changes in the carrying amount of goodwill for the year ended December 31, 2006 and 2005 are as follows (in thousands):

Goodwill
Balance as of December 31, 2005	$13,920
Foreign currency translation	418

Balance as of December 31, 2006	$14,338

Other Intangible Assets

At December 31, 2006 and 2005, other intangible assets subject to amortization consists of capitalized software development costs, acquired technology, and customer relationship that are being amortized over a period of three years, three years and five years, respectively. The components of intangible assets, excluding goodwill, are as follows (in thousands):

	As of December 31, 2006			As of December 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Other intangible assets:
Capitalized software development costs	$8,546	$7,118	$1,428	$8,546	$6,321	$2,225
Customer relationship	840	196	644	840	28	812

Total	$9,386	$7,314	$2,072	$9,386	$6,349	$3,037

Amortization expense for acquired technology was $796,000 in 2006, $695,000 in 2005 and $692,000 in 2004.

As of December 31, 2006, we expect the amortization of intangible assets for the future years to be as follows (in thousands):

Estimated Amortization Expense
Year ending December 31, 2007	$963
Year ending December 31, 2008	801
Year ending December 31, 2009	168
Year ending December 31, 2010	140

Total	$2,072

	As of December 31, 2006			As of December 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Capitalized software development costs:
Capitalized software costs	$6,356	$6,264	$92	$6,356	$6,199	$157
Acquired technology	2,190	854	$1,336	2,190	122	2,068

Total	$8,546	$7,118	$1,428	$8,546	$6,321	$2,225

Capitalized software development costs are recorded as other intangible assets, net on the Company’s balance sheet. Amortization expense for capitalized software development was $0.8 million, $1.5 million, and $2.0 million in the years ended December 31, 2006, 2005, and 2004, respectively. There were $0, $0, and $60,000 of software development costs capitalized in the years ended December 31, 2006, 2005, and 2004, respectively. In 2005, the Company acquired $2.2 million in developed core technology in connection with the acquisition of SHC Ambeo Acquisition Corp.

NOTE 7—Balance Sheet Accounts (in thousands):

	As of December 31,
	2006	2005
Trade accounts receivable, net:
Trade accounts receivable	$10,735	$9,598
Less: allowance for doubtful accounts and returns	291	191

	$10,444	$9,407

The following is a summary of activities in allowance for doubtful accounts for the periods indicated (in thousands):

	Beginning Balance	Charged to Expense	Write-offs Net of Recovery	Ending Balance
Year ended December 31, 2005	$166	$54	$(29)	$191
Year ended December 31, 2006	191	120	(20)	291

The following is a detailed summary of the balances in property and equipment for the periods indicated (in thousands):

	As of December 31,
	2006	2005
Property and equipment, net:
Computer equipment and software	$6,392	$6,282
Furniture and fixtures	352	341
Capital lease, furniture, fixtures and computer equipment	499	499
Leasehold improvements	450	439

	7,693	7,561
Less: Accumulated depreciation and amortization	(5,890)	(5,341)
Accumulated amortization - capital lease	(261)	(161)

	$1,542	$2,059

Depreciation and amortization expense for 2006, 2005, and 2004 was $1.2 million, $1.4 million, and $1.8 million, respectively.

	As of December 31,
	2006	2005
Accrued liabilities:
Restructuring accrual, current portion	$564	$635
Payroll and related expenses	2,124	1,553
Professional fees	1,523	340
Accrued income taxes and other taxes	939	635
Accrued sales taxes	1,066	724
Other	1,344	2,128

	$7,560	$6,015

NOTE 8—Cash and Cash Equivalents and Investments

The Company’s short-term investments consist principally of auction rate securities of $0.0 million and $52.0 million at December 31, 2006 and 2005, respectively.

NOTE 9—Business Combination

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

Cash acquired		$568

Tangible assets acquired:
Account receivable and other current assets	$267
Property and equipment and other non-current assets	16
Deferred tax assets	594

Total tangible assets acquired	877	877

Amortizable intangible assets:
Developed technology	2,190
Customer Relationships	840
Customer Backlog	60
Trade name	160

Total amortizable intangible assets	3,250	3,250

In-Process research and development	280	280

Goodwill	3,324	3,324

Liabilities assumed:
Accrued liabilities	(153)
Deferred revenue	(427)

Total liabilities assumed	(580)	(580)

Deferred tax liability for acquired intangibles		(1,401)

Total purchase price		$6,318

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

Under SFAS No. 142, “ Goodwill and Other Intangible Assets ,” goodwill is not subject to amortization. Rather, we evaluate goodwill for impairment at least annually or more frequently if events and changes in circumstances suggest that the carrying amount may not be recoverable. As of December 31, 2006, there was no impairment of the goodwill balance.

NOTE 10—Restructuring and Impairment Charges

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

In addition to the restructuring provision, the Company abandoned approximately $680,000 of leasehold improvements and excess furniture and fixtures.

A summary of the restructuring accrual is as follows (in thousands):

	Facility Leases, Net of Sublease Income	Write Down Of Leasehold Improvements	Other Restructuring Expenses	Total
Accrual as of December 31, 2003	$413	$—	$—	$413
Restructuring and impairment charges during the three months ended June 30, 2004	2,822	680	566	4,068
Non-cash reductions of accrual	—	(680)	(36)	(716)
Net cash payments during the year ended December 31, 2004	(807)	—	(499)	(1,306)

Accrual as of December 31, 2004	2,428	—	31	2,459
Net cash payments during the year ended December 31, 2005	(736)	—	(27)	(763)

Accrual as of December 31, 2005	1,692	—	4	1,696
Net cash payments during the year ended December 31, 2006	(749)	—	—	(749)

Accrual as of December 31, 2006	$943	$—	$4	$947

As of December 31, 2006 and 2005, the restructuring accrual included long-term components of $0.4 million and $1.1 million, respectively.

NOTE 11—Income Taxes

Income before provision for income taxes consists of the following (in thousands):

	Year ended December 31,
	2006	2005 As restated	2004 As restated
Domestic	$7,291	$4,862	$866
Foreign	866	756	658

Total	$8,157	$5,618	$1,524

The provision for (benefit from) income taxes consists of the following (in thousands):

	Year ended December 31,
	2006	2005 As restated	2004 As restated
Current:
Federal	$1,162	$771	$1,075
State	615	62	58
Foreign	288	244	307

	$2,065	$1,077	$1,440

Deferred:
Federal	551	$227	$(1,520)
State	(292)	263	(29)
Foreign	—	—	—

	259	490	(1,549)

Total provision for (benefit from) income taxes	$2,324	$1,567	$(109)

The effective tax rate for the years ended December 31, 2006, 2005, and 2004 differs from the applicable U.S. statutory federal income tax rate as follows:

	Year ended December 31,
	2006	2005 As restated	2004 As restated
U.S. statutory federal tax rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	5.0%	5.0%	6.8%
Stock-based compensation	1.0%	0.7%	(26.1)%
Tax exempt interest and other differences	(11.5)%	(10.8)%	(22.9)%
Research and development credits	(1.0)%	(2.0)%	—

Effective tax rate	28.5%	27.9%	(7.2)%

The primary components of the net deferred tax assets are as follows (in thousands):

	As of December 31,
	2006	2005 As restated
Deferred tax assets:
Net operating losses, federal and state	$1,333	$1,721
Research and other credits	1,862	1,108
Non-qualified stock options and restricted stock grants	3,420	2,986
Allowances and accruals	1,623	1,665

Gross deferred tax assets	8,238	7,480
Valuation allowance	(1,238)	(192)

Net realizable deferred tax assets	7,000	7,288

Deferred tax liabilities
Non-goodwill intangibles	(1,677)	(2,059)

Deferred tax liabilities	(1,677)	(2,059)

Net deferred tax assets	$5,323	$5,229

The Company had net deferred tax assets totaling $5.3 million and $5.2 million at December 31, 2006 and 2005, respectively. In addition, at December 31, 2006 the Company had federal and state net operating loss carry forwards (“NOLs”) of approximately $3.8 million and $6.8 million, respectively. These NOLs can be carried forward to offset future taxable income, if any. The federal and state NOLs expire in 2017 through 2025, if not utilized. At December 31, 2006 the Company had federal, state and foreign research and development credits of approximately $992,000, $190,000 and $1.8 million, respectively. The federal credits expire in 2008 through 2026. The state and foreign credits do not expire. Pursuant to the provisions of Section 382 of the Internal Revenue Code, the amount of benefits from NOLs and tax credits available to the Company are limited.

Due to uncertainties related to our ability to utilize some of our deferred tax assets, consisting of Colorado net operating loss carry forwards and Canadian R&D credits, we established a valuation allowance of $1.2 million as of December 31, 2006. The valuation allowance is based on our estimates of current and future taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable.

As of December 31, 2006, the Company made no provision for a cumulative total of $1.4 million of undistributed earnings for certain non-U.S. subsidiaries, which are deemed to be permanently reinvested.

NOTE 12—Stockholders’ Equity

Convertible Preferred Stock

As of December 31, 2006 and 2005 there were 5,000,000 shares of convertible preferred stock authorized at a par value of $0.001 and no shares outstanding.

Common Stock

The common stockholders are entitled to one vote per share. At December 31, 2006 and 2005, there were 60,000,000 shares authorized at a par value of $0.001. At December 31, 2006, the Company had reserved approximately 3,914,000 shares for issuance of common stock under its Amended and Restated 2004 Equity Incentive Plan and its Amended and Restated 2000 Nonemployee Directors Stock Option Plan.

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

	Number of Shares (thousands)	Cost of Repurchase (thousands)	Average Cost
Initial repurchase program authorized in September 2001	1,000
Increased in repurchase program authorized in July 2002	1,230
Increased in repurchase program authorized in July 2004	1,000
Increased in repurchase program authorized in October 2004	1,000

Total authorized for repurchase	4,230

Shares repurchased in 2001	219	$1,781	$8.13
Shares repurchased in 2002	712	3,335	4.68
Shares repurchased in 2003	231	1,171	5.07
Shares repurchased in 2004	1,519	11,182	7.36
Shares repurchased in 2005	554	3,195	5.76
Shares repurchased in 2006	—	—	—

Total shares repurchased	3,235	$20,664	$6.39

Remaining shares available for repurchase at December 31, 2006	995

NOTE 13—Equity Compensation Plans

Amended and Restated 2004 Equity Incentive Plan

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

In July 2006, the Company’s stockholders approved an amendment to the Plan to increase the aggregate number of shares reserved for issuance under the Plan by 2,850,000 to a total of 4,850,000 shares of common stock authorized for issuance under the Plan. The maximum number of shares that may be issued pursuant to stock awards under the Plan increased by 750,000 to 1,150,000. As of December 31, 2006, there were 1,143,719 options and awards issued and outstanding, and 3,613,629 shares still available for issuance under the Plan.

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

Amended and Restated Embarcadero Technologies, Inc. 1993 Stock Option Plan

Upon adoption of the 2004 Equity Incentive Plan, the 1993 Stock Option Plan was terminated and no further options or awards can be granted under the plan. As of December 31, 2006, there were 2,861,989 options and awards outstanding under this plan.

Amended and Restated 2000 Nonemployee Directors Stock Option Plan

In February 2000, the Company’s Board of Directors and stockholders adopted the 2000 Nonemployee Directors Stock Option Plan under which non-employee directors are automatically granted options to purchase shares of common stock on their election and on the date of each annual stockholders meeting.

In April 2003, the Company’s stockholders approved an amendment to the 2000 Nonemployee Directors Stock Option Plan to increase the frequency of automatic stock option grants to non-employee directors to quarterly grants of 5,000 shares on the first regular meeting of the Board on or after the first day of each calendar quarter to each non-employee director then in office for longer than three months and to increase the aggregate number of shares reserved for issuance under the plan by 200,000 shares.

In July 2006, the Company’s stockholders approved an amendment to the 2000 Nonemployee Directors Stock Option Plan to increase the aggregate number of shares reserved for issuance under the Plan by 350,000 shares of common stock to a total of 750,000 shares of common stock authorized for issuance. A total of 750,000 shares of common stock have been authorized for issuance under the amended 2000 Nonemployee Directors Stock Option Plan. As of December 31, 2006, 450,000 shares have been issued.

In April 2007, the Board suspended automatic grants of stock options under the 2000 Nonemployee Directors Stock Option Plan pending the completion of the proposed merger with affiliates of Thoma Cressey Bravo, Inc.

Option activity under the equity compensation plans is set forth as follows (options in thousands):

	Number of Options Outstanding	Weighted Average Exercise Price
Balances, December 31, 2003	4,624	$7.77
Options granted	778	9.57
Options exercised	(469)	5.40
Options cancelled	(572)	12.30

Balances, December 31, 2004	4,361	7.78
Options granted	1,402	6.57
Options exercised	(115)	4.37
Options cancelled	(799)	11.84

Balances, December 31, 2005	4,849	6.84
Options granted	394	6.32
Options exercised	(89)	6.00
Options forfeited and expired	(876)	8.66

Balances, December 31, 2006	4,278	$6.37

The following table summarizes information about stock options outstanding at December 31, 2006 (options in thousands):

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Outstanding	Weighted Average Exercise Price
$0.05	29	0.72	$0.05	29	$0.05
$0.25	1,100	2.41	0.25	1,100	0.25
$0.50 - $5.00	495	4.67	3.50	480	3.44
$5.25 - $6.04	532	6.34	5.76	186	5.61
$6.10 - $6.76	567	5.44	6.64	190	6.67
$6.79 - $7.47	429	4.32	7.06	323	7.03
$7.54 - $10.63	519	5.36	8.89	385	9.10
$10.65 - $20.53	441	3.65	13.65	386	13.61
$24.00 - $30.00	164	3.61	28.35	165	28.35
$43.00	2	3.78	43.00	2	43.00

$0.05 - 43.00	4,278	4.27	$6.37	3,246	$6.17

At December 31, 2006 and 2005, approximately 3.2 million and 2.9 million options were exercisable at weighted average exercise prices of $6.17 and $6.36, respectively.

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

The adoption of SFAS 123(R) resulted in a cumulative effect of a change in accounting principle consisting of a benefit from accounting change of $200,000 in the year ended December 31, 2006, which reflects the cumulative impact of estimating future forfeitures related to stock grants previously expensed in the income statement under APB 25, in the determination of period expense, rather than recording forfeitures when they occur as previously permitted.

Under SFAS 123(R), the Company recognized $1.5 million net of taxes, of compensation expense related to stock options and employee stock purchases in the twelve months ended December 31, 2006. The following table summarizes stock-based compensation expense related to employee stock options and employee stock purchases under SFAS 123(R) for the year ended December 31, 2006, which was allocated as follows (in thousands, except per share amounts):

Year Ended December 31, 2006
Stock-based compensation expense included in:
Cost of revenues	$56
Research and development	721
Sales and marketing	792
General and administrative	1,194

Stock-based compensation expense included in operating earnings	$2,763
Cumulative effect of change in accounting principle	(200)

Stock-based compensation expense included in pre-tax income	2,563
Tax benefit	(1,043)

Stock-based compensation expense, net of tax	$1,520

Decrease in Basic earnings per share	$0.06
Decrease in Diluted earnings per share	$0.06

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

	Year ended December 31,
	2005	2004
	As Restated	As Restated
Income:
Net income—as reported	$4,051	$1,633
Add: restated Stock-based compensation expense included in net income, net of tax	1,101	1,523
Less: Stock-based compensation expense determined under fair value, net of tax	(2,883)	(4,258)

Pro Forma Net income (loss)	$2,269	$(1,102)

Basic net income (loss) per share:
As reported	$0.16	$0.06
Pro Forma	$0.09	$(0.04)

Diluted net income (loss) per share:
As reported	$0.15	$0.06
Pro Forma	$0.08	$(0.04)

Weighted average shares:
Basic	25,866	26,788
Diluted	27,329	26,788

Upon adoption of SFAS 123(R), the Company continued to calculate the value of each employee stock option, estimated on the date of grant, using the Black-Scholes model in accordance with SFAS 123(R). The weighted-average fair values of employee stock options granted during the year ended December 31, 2006, 2005 and 2004 were $2.99, $2.82, and $7.25 per share, respectively, using the following weighted-average assumptions:

	2006	2005	2004
Risk-free interest rate	4.87%	4.05%	3.15%
Expected life	4 years	3 years	4 years
Expected dividends	0	0	0
Volatility	55%	66%	86%

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

The Company uses a blended volatility rate which is a combination of historical stock price volatility and market-implied volatility for the volatility assumption required in the Black-Scholes model, consistent with SFAS 123(R) and Staff Accounting Bulletin No. 107. Prior to the first quarter of fiscal 2006, the Company used historical stock price volatility in accordance with SFAS 123 for purposes of its pro forma information. The use of blended volatility was based upon the availability of actively traded options on the Company’s stock with a term of three months or greater and the Company’s assessment that implied volatility most appropriately reflects future stock price volatility.

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

In 2006, 19,000 and 69,000 shares were cancelled by the Company upon the employees’ termination in 2006 and 2005, respectively. The Company reversed $102,000 and $321,000 of deferred stock-based compensation related to these cancellations in the year ended December 31, 2006 and 2005 related to the unvested shares.

Amortization expense related to the restricted stock awards was approximately $1.0 million, $1.6 million and $2.2 million in the years ended December 31, 2006, 2005 and 2004, respectively.

The following table summarizes information about restricted stock awards outstanding at December 31, 2006 (awards in thousands):

Number of Awards Outstanding
Balances, December 31, 2003	100
Awards granted	346
Awards cancelled	(58)

Balances, December 31, 2004	388
Awards granted	302
Awards cancelled	(69)

Balances, December 31, 2005	621
Awards granted	—
Awards cancelled	(19)

Balances, December 31, 2006	602

In connection with the issuance of 6,000 and 12,000 stock options to non-employees in the years ended December 31, 2005 and 2004, respectively, the Company recorded stock-based compensation expense of $10,000 and $58,000, respectively.

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

NOTE 14—Employee Benefit Plans

The Company sponsors a 401(k) defined contribution plan covering all employees. Under the plan, employees are permitted to contribute a portion of gross compensation not to exceed standard limitations provided by the Internal Revenue Service. The Company has not made any contributions to this plan in prior years. Starting in 2005, we provide matching to employee contributions up to 6% of an employee’s base pay. Our matching contributions to the 401(k) Plan totaled $157,000, $44,000 and $0 in fiscal years 2006, 2005 and 2004, respectively.

NOTE 15—Commitments and Contingencies

Line of Credit

A financial institution issued an irrevocable standby letter of credit for approximately $120,000 in relation to a real estate lease agreement executed in April 2004. The standby letter of credit will expire on June 1, 2008.

Leases

The Company leases office space and equipment under non-cancelable operating lease agreements that expire at various dates through 2011. The Company recognizes rent expense on a straight-line basis over the lease period and has accrued for rent expense incurred but not paid. Rent expense for the years ended December 31, 2006, 2005, and 2004 was $1.8 million, $1.8 million, and $2.1 million, respectively. Some of the lease agreements have renewal options ranging from one to five years. In April 2004, the Company announced a restructuring plan. As a part of that plan, the Company entered into a new five-year lease commitment and subleased the remainder of its long- term San Francisco office leases. The lease and subleases were executed in April 2004. The subleases will expire in July 2008. The Company’s net contractual sublease income over the duration of the subleases is $693,000 payable as follows: years 2006 through 2007, $269,000 per year and $155,000 in 2008.

The Company entered into a three-year capital lease agreement in June 2004, for approximately $499,000 to finance the acquisition of certain furniture and fixtures and computer equipment. The capital lease agreement bears an interest rate of 6.1% per annum and has a $1 buyout option at its expiration in June 2007.

Gross lease payment and related obligations under the non-cancelable operating and capital lease are as follows (in thousands):

Year ending December 31,	Capital Lease	Operating Leases	Bank Letter Of Credit	Total
2007	$76	$1,758	$—	$1,834
2008	—	1,063	120	1,183
2009	—	483	—	483
2010	—	165	—	165
2011	—	21	—	21

Total minimum payments	76	$3,490	$120	$3,686

Less: amount representing interest	(1)

Present value of net minimum lease payments	$75

Other

In May 2005, the Company entered into a settlement agreement with the other parties in the litigation against the Company and its President and Chief Executive Officer and other parties by The Client Server Factory Inc. filed in October 2002. Pursuant to the settlement agreement, none of the parties made any admission regarding fault or liability and all outstanding issues among the parties were resolved. The Company’s share of the payments made pursuant to the settlement was $573,000 and was recorded in the statement of operations for the year ended December 31, 2005. The case was dismissed with prejudice on June 30, 2005.

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

From time to time, the Company may become a party to other legal proceedings arising in the normal course of our business. The Company may also be indirectly affected by administrative or court proceedings or actions in which the Company is not involved but which have general applicability.

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

NOTE 16—Segment Reporting

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

The Company’s geographic sales data is based on customer location as defined by the following regions: North America, Europe, the Middle East, and Africa (“EMEA”) and Asia Pacific (“APAC”). The Company’s wholly owned subsidiary, Embarcadero Europe Ltd., transacts all sales in Europe, the Middle East, and Africa. Our San Francisco headquarters transacts all sales in North America, Australia and Asia Pacific. Various distributors and resellers handle sales in regions outside Europe, the Middle East, Australia, Africa and North America.

Revenues by geographic region are as follows for the years ended December 31, (in thousands):

	2006	2005	2004
Revenues:
North America (1)	$47,750	$46,972	$45,508
EMEA	7,989	8,789	8,209
APAC	4,214	1,791	2,577

Total	$59,953	$57,552	$56,294

(1)	Includes gross revenue related to Canada of $2.0 million, $2.5 million, and $2.6 million for 2006, 2005, and 2004, respectively.

Long lived assets by geographic region are as follows as of December 31 (in thousands):

	2006	2005	2004
Long lived assets:
North America (2)	$1,265	$1,925	$2,625
EMEA	246	118	268
APAC	31	16	29

Total	$1,542	$2,059	$2,922

(2)	Includes long lived assets related to Canada of $205,000, $229,000, and $269,000 for 2006, 2005, and 2004, respectively.

NOTE 17—Subsequent Events

On April 5, 2007, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with EMB Holding Corp., a Delaware corporation (“Parent”) and EMBT Merger Corp., a Delaware corporation and a wholly-owned subsidiary of Parent (“Merger Sub”), pursuant to which Merger Sub will merge with and into the Company (the “Merger”), and the Company will survive as a wholly-owned subsidiary of Parent. Parent and Merger Sub are affiliates of Thoma Cressey Bravo, Inc. Pursuant to the Merger Agreement, at the effective time of the Merger, each issued and outstanding share of common stock, par value $0.001 per share, of the Company (“Shares”), other than Shares owned by (i) the Company or any of its subsidiaries, (ii) Parent or (iii) any stockholders who are entitled to and who properly exercise appraisal rights under Delaware law, will be automatically converted into the right to receive $7.20 in cash per share, without interest. The consummation of the Merger is subject, among other things, to the adoption of the Merger Agreement by the stockholders of the Company. The transaction is expected to close during the second quarter of 2007.

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

Also in January 2007, the Company agreed to grant to certain designated employees, on the date that is two business days following the date on which the Company files its Annual Report on Form 10-K for the year ended December 31, 2006, an aggregate of 115,000 shares of restricted stock and options to purchase an aggregate of 100,000 shares of common stock of the Company. Each of the awards will be granted pursuant to the terms of the Company’s Amended and Restated 2004 Equity Incentive Plan and pursuant to the Company’s standard form of documentation relating thereto. The restricted stock will have a purchase price of $0.001 per share. The options to purchase common stock of the Company will have an exercise price equal to the fair market value of the Company’s common stock on the date of grant.

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

NOTE 18—Unaudited Quarterly Results of Operations

The information presented below for each quarter of fiscal years 2005 and 2006 is derived from our unaudited consolidated financial statements as adjusted for the matters described in Note 3 “Restatement of Consolidated Financial Statements” of the notes to the consolidated financial statements included elsewhere in this Form 10-K. The information has been, in management’s opinion, prepared on a basis consistent with the audited consolidated financial statements contained elsewhere in this Form 10-K and includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of this information, when read in conjunction with our audited consolidated financial statements and notes thereto. The financial information that has been previously filed or otherwise reported for these periods is superseded by the information in this Form 10-K, and the financial statements and related financial information contained in such previously-filed reports should no longer be relied upon. For detail of adjustments to each interim period, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following sets forth our balance sheets as of each quarter end in fiscal year 2006 and 2005:

EMBARCADERO TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

(unaudited)

	September 30, 2006	June 30, 2006			March 31, 2006
(unaudited)		As Reported	Adjustment	As Restated	As Reported	Adjustment	As Restated
Assets
Current Assets:
Cash and cash equivalents	$17,702	$15,018		$15,018	$11,957		$11,957
Short-term investments	53,204	52,857		52,857	52,449		52,449
Trade accounts receivable, net	7,396	7,560		7,560	7,926		7,926
Prepaid expenses and other current assets	1,558	1,813		1,813	1,558		1,558
Deferred income taxes	397	397		397	377		377

Total current assets	80,257	77,645		77,645	74,267		74,267

Property and equipment, net	1,693	1,771		1,771	1,968		1,968
Goodwill	14,188	14,091		14,091	13,953		13,953
Other intangible assets, net	2,313	2,554		2,554	2,795		2,795
Deferred income taxes	4,852	2,500	$2,352	4,852	2,500	$2,352	4,852
Other assets, net	25	25		25	24		24

Total assets	$103,328	$98,586	$2,352	$100,938	$95,507	$2,352	$97,859

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$652	$240		$240	$387		$387
Accrued liabilities	7,797	5,820	$896	6,716	5,263	$805	6,068
Deferred tax liability	—	—					—
Capital lease obligations	103	143		143	158		158
Deferred revenue	16,285	17,617		17,617	17,146		17,146

Total current liabilities	24,837	23,820	896	24,716	22,954	805	23,759

Long-term deferred revenue	281	19		19	47		47
Long-term capital lease obligations	16	228		228	236		236
Long-term restructuring accrual	550	719		719	889		889

Total liabilities	25,684	24,786	896	25,682	24,126	805	24,931

Commiments and Contingencies (Note 15)
Stockholders’ Equity:
Common stock: $0.001 par value	26	26		26	26		26
Treasury stock	(20,664)	(20,664)		(20,664)	(20,664)		(20,664)
Additional paid-in capital	99,668	86,877	11,937	98,814	86,260	11,927	98,187
Accumulated other comprehensive income	653	532	—	532	368	—	368
Deferred stock-based compensation	—	—	—	—	—	—	—
Retained earnings (accumulated deficit)	(2,039)	7,029	(10,481)	(3,452)	5,391	(10,380)	(4,989)

Total stockholders’ equity	77,644	73,800	1,456	75,256	71,381	1,547	72,928

Total liabilities and stockholders’ equity	$103,328	$98,586	$2,352	$100,938	$95,507	$2,352	$97,859

EMBARCADERO TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

(unaudited)

	September 30, 2005			June 30, 2005			March 31, 2005
	As Reported	Adjustment	As Restated	As Reported	Adjustment	As Restated	As Reported	Adjustment	As Restated
Assets
Current Assets:
Cash and cash equivalents	$11,135		$11,135	$9,867		$9,867	$53,042		$53,042
Short-term investments	53,580		53,580	53,210		53,210	10,100		10,100
Trade accounts receivable, net	7,000		7,000	6,788		6,788	7,400		7,400
Prepaid expenses and other current assets	1,873		1,873	1,999		1,999	1,645		1,645
Deferred income taxes	546		546	732		732	732		732

Total current assets	74,134		74,134	72,596		72,596	72,919		72,919

Property and equipment, net	2,194		2,194	2,271		2,271	2,530		2,530
Goodwill	10,666		10,666	10,739		10,739	10,869		10,869
Other intangible assets, net	4,110		4,110	735		735	1,187		1,187
Deferred income taxes	653	$2,664	3,317	3,967	$2,674	6,641	3,967	$2,799	6,766
Other assets, net	—		—	—		—	—		—

Total assets	$91,757	$2,664	$94,421	$90,308	$2,674	$92,982	$91,472	$2,799	$94,271

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$633		$633	$481		$481	$1,472		$1,472
Accrued liabilities	6,247	$650	6,897	5,427	$562	5,989	4,844	$487	5,331
Deferred tax liability			—	—		—	—		—
Capital lease obligations	163		163	166		166	168		168
Deferred revenue	14,784		14,784	15,708		15,708	15,449		15,449

Total current liabilities	21,827	650	22,477	21,782	562	22,344	21,933	487	22,420

Long-term deferred revenue	126		126	197		197	189		189
Long-term capital lease obligations	194		194	165		165	201		201
Long-term restructuring accrual	1,235		1,235	1,407		1,407	1,576		1,576

Total liabilities	23,382	650	24,032	23,551	562	24,113	23,899	487	24,386

Commitments and Contingencies (Note 15)
Stockholders’ Equity:
Common stock: $0.001 par value	26		26	26		26	26		26
Treasury stock	(20,664)		(20,664)	(19,545)		(19,545)	(17,546)		(17,546)
Additional paid-in capital	85,554	12,492	98,046	85,284	12,780	98,064	85,564	13,362	98,926
Accumulated other comprehensive income	428	—	428	517	—	517	674		674
Deferred stock-based compensation	(464)	(496)	(960)	(665)	(701)	(1,366)	(1,482)	(1,055)	(2,537)
Retained earnings (accumulated deficit)	3,495	(9,982)	(6,487)	1,140	(9,967)	(8,827)	337	(9,995)	(9,658)

Total stockholders’ equity	68,375	2,014	70,389	66,757	2,112	68,869	67,573	2,312	69,885

Total liabilities and stockholders’ equity	$91,757	$2,664	$94,421	$90,308	$2,674	$92,982	$91,472	$2,799	$94,271

The following sets forth our quarterly results of operations for fiscal year 2005:

EMBARCADERO TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(In thousands, except per share data)

(unaudited)

	Three Months Ended 12/31/2005			Three Months Ended 9/30/2005			Three Months Ended 6/30/2005			Three Months Ended 3/31/2005
	As Reported	Adjustment	As Restated	As Reported	Adjustment	As Restated	As Reported	Adjustment	As Restated	As Reported	Adjustment	As Restated
Revenues:
License	$7,776		$7,776	$7,136		$7,136	$6,478		$6,478	$6,123		$6,123
Maintenance	7,846		7,846	7,639		7,639	7,498		7,498	7,056		7,056

Total revenues	15,622		15,622	14,775		14,775	13,976		13,976	13,179		13,179

Cost of revenues:
License	692		692	232		232	216		216	113		113
Amortization of acquired technology	132		132	145		145	192		192	507		507
Maintenance	585		585	526		526	504	(3)	501	558	1	559

Total cost of revenues	1,409		1,409	903		903	912	(3)	909	1,178	1	1,179

Gross profit	14,213		14,213	13,872		13,872	13,064	3	13,067	12,001	(1)	12,000

Operating expenses:
Research and development	4,528	32	4,560	3,868	29	3,897	3,840	59	3,899	3,942	72	4,014
Sales and marketing	6,471	23	6,494	5,218	32	5,250	5,513	(12)	5,501	5,748	(39)	5,709
General and administrative	2,046	121	2,167	1,676	155	1,831	2,221	14	2,235	2,653	(10)	2,643
Litigation settlement charge, net			—			—	573		573			—
Restructuring charges

Total operating expenses	13,045	176	13,221	10,762	216	10,978	12,147	61	12,208	12,343	23	12,366

Income (loss) from operations	1,168	(176)	992	3,110	(216)	2,894	917	(58)	859	(342)	(24)	(366)
Other income (expense), net	316		316	351		351	294		294	278		278
Cumulative effect of change in accounting principle

Income (loss) before provision for income taxes	1,484	(176)	1,308	3,461	(216)	3,245	1,211	(58)	1,153	(64)	(24)	(88)
Benefit from (provision for) income taxes	(264)	(101)	(365)	(1,106)	201	(905)	(408)	86	(322)	23	2	25

Net income (loss)	$1,220	$(277)	$943	$2,355	$(15)	$2,340	$803	$28	$831	$(41)	$(22)	$(63)

Net income (loss) per share:
Basic	$0.05		$0.04	$0.09		$0.09	$0.03		$0.03	$—		$—

Diluted	$0.04		$0.03	$0.09		$0.09	$0.03		$0.03	$—		$—

Weighted average shares used in per share calculation:
Basic	25,768		25,768	25,749		25,749	26,200		26,200	25,982		25,982

Diluted	27,307	32	27,339	27,087	40	27,127	27,482	8	27,490	25,982		25,982

Non-cash stock-based compensation included in the above expenses:
Cost of Revenues	$11	$—	$11	$(1)	$—	$(1)	$3	$(3)	$—	$4	$1	$5
Research and development	108	32	140	29	29	58	(16)	59	43	274	72	346
Sales and marketing	93	23	116	108	32	140	126	(12)	114	220	(39)	181
General and administrative	180	47	227	87	67	154	210	(61)	149	179	(94)	85

The following sets forth our quarterly results of operations for fiscal year 2006:

EMBARCADERO TECHNOLOGIES, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

(In thousands, except per share data)

(unaudited)	Three Months Ended 12/31/2006	Three Months Ended 9/30/2006	Three Months Ended 6/30/2006			Three Months Ended 3/31/2006

			As Reported	Adjustment	As Restated	As Reported	Adjustment	As Restated
Revenues:
License	$6,906	$6,426	$6,670		$6,670	$6,613		$6,613
Maintenance	8,668	8,467	8,294		8,294	7,909		7,909

Total revenues	15,574	14,893	14,964		14,964	14,522		14,522

Cost of revenues:
License	144	187	149		149	137		137
Amortization of acquired technology	199	199	199		199	199		199
Maintenance	617	631	691		691	650		650

Total cost of revenues	960	1,017	1,039		1,039	986		986

Gross profit	14,614	13,876	13,925		13,925	13,536		13,536

Operating expenses:
Research and development	3,488	4,030	4,386	13	4,399	4,660	19	4,679
Sales and marketing	5,174	5,068	5,497	(6)	5,491	6,173	18	6,191
General and administrative	3,567	3,209	2,177	94	2,271	2,326	84	2,410

Total operating expenses	12,229	12,307	12,060	101	12,161	13,159	121	13,280

Income (loss) from operations	2,385	1,569	1,865	(101)	1,764	377	(121)	256
Other income (expense), net	534	541	469		469	439		439
Cumulative effect of change in accounting principle	—	—			—	200		200

Income (loss) before provision for income taxes	2,919	2,110	2,334	(101)	2,233	1,016	(121)	895
Benefit from (provision for) income taxes	(585)	(697)	(702)		(702)	(340)		(340)

Net income (loss)	$2,334	$1,413	$1,632	$(101)	$1,531	$676	$(121)	$555

Net income (loss) per share:
Basic	$0.09	$0.05	$0.06	$—	$0.06	$0.03	$(0.01)	$0.02

Diluted	$0.08	$0.05	$0.06	$—	$0.06	$0.02	$—	$0.02

Weighted average shares used in per share calculation:
Basic	26,078	25,855	25,845		25,845	25,733		25,733

Diluted	27,466	27,278	27,610		27,610	27,254		27,254

Non-cash stock-based compensation included in the above expenses:
Cost of Revenues	$11	$3	$21	$—	$21	$20	$—	$20
Research and development	121	168	161	13	174	237	19	256
Sales and marketing	212	101	90	(6)	84	278	18	296
General and administrative	298	273	352	3	355	367	3	370

The following sets forth our quarterly statements of cash flows for fiscal year 2006 and 2005:

EMBARCADERO TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30, 2006	Six Months Ended June 30, 2006			Three months ended March 31, 2006
		As Reported	Adjustment	As Restated	As Reported	Adjustment	As Restated
Cash from Operating Activities:
Net income (loss)	$3,499	$2,308	$(222)	$2,086	$676	$(121)	$555
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	926	643		643	331		331
Provision for (reduction in) doubtful accounts	66	61		61	67		67
Amortization of acquired technology	597	441		441	199		199
Amortization of other intangible assets	126	42		42	42		42
Stock-based compensation	2,121	1,526	50	1,576	902	40	942
Cumulative effect of change in accounting principle	(200)	(200)		(200)	(200)		(200)
Deferred income taxes, net	(20)	(20)		(20)			—
Changes in assets and liabilities:
Trade accounts receivable	2,103	1,877		1,877	1,412		1,412
Prepaid expenses and other assets	415	49		49	305		305
Accounts payable and accrued liabilities	925	(397)	172	(225)	(597)	81	(516)
Deferred revenue	410	1,735		1,735	1,374		1,374

Net cash provided by operating activities	10,968	8,065	(0)	8,065	4,511	(0)	4,511

Cash from Investing Activities:
Purchase of investments	(12,298)	(11,951)		(11,951)	(423)		(423)
Maturities of investments	11,120	11,120		11,120	—		—
Purchase of property and equipment	(540)	(343)		(343)	(240)		(240)
Capitalized Acquisition costs	(5)	(5)		(5)

Net cash used in investing activities	(1,723)	(1,179)		(1,179)	(663)		(663)

Cash from Financing Activities:
Payments of principal under capital lease obligation	(129)	(86)		(86)	(43)		(43)
Proceeds from exercise of stock options	520	214		214	210		210

Net cash provided by (used in) financing activities	391	128		128	167		167

Effect of exchange rate changes on cash and cash equivalents	123	61		61	(1)		(1)
Net increase in cash and cash equivalents	9,759	7,075		7,075	4,014		4,014
Cash and cash equivalents at the beginning of the period	7,943	7,943		7,943	7,943		7,943

Cash and cash equivalents at the end of the period	$17,702	$15,018		$15,018	$11,957		$11,957

EMBARCADERO TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30, 2005			Six Months Ended June 30, 2005			Three months ended March 31, 2005
	As Reported	Adjustment	As Restated	As Reported	Adjustment	As Restated	As Reported	Adjustment	As Restated
Cash from Operating Activities:
Net income (loss)	$3,117	$(9)	$3,108	$762	$6	$768	$(41)	$(22)	$(63)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	1,059		1,059	760		760	452		452
Provision for (reduction in) doubtful accounts	—		—	33		33	24		24
Amortization of acquired technology	1,107		1,107	962		962	507		507
Amortization of deferred stock-based compensation	1,213	53	1,266	990	(75)	915	667	(62)	605
Issuance of options in exchange for services	10		10	10		10	10		10
Deferred income taxes, net	43	(291)	(248)	—	(90)	(90)	—		—
Tax benefit arising from disqualifying disposition of stock options	144		144	—		—	—		—
Changes in assets and liabilities:									—
Trade accounts receivable	1,232		1,232	1,441		1,441	885		885
Prepaid expenses and other assets	(328)		(328)	(262)		(262)	(60)		(60)
Accounts payable and accrued liabilities	258	247	505	(684)	159	(525)	(56)	84	28
Deferred revenue	442		442	1,324		1,324	978		978

Net cash provided by operating activities	8,297	—	8,297	5,336	—	5,336	3,366	—	3,366

Cash from Investing Activities:
Purchase of investments	(70,585)		(70,585)	(59,165)		(59,165)	(100)		(100)
Maturities of investments	69,490		69,490	58,440		58,440	42,485		42,485
Purchase of property and equipment	(337)		(337)	(120)		(120)	(56)		(56)
Capitalized Acquisition costs	(62)		(62)	—		—	—		—

Net cash provided by (used in) investing activities	(1,494)		(1,494)	(845)		(845)	42,329		42,329

Cash from Financing Activities:
Payments for repurchase of common stock	(3,196)		(3,196)	(2,076)		(2,076)	(79)		(79)
Payments of principal under capital lease obligation	(120)		(120)	(81)		(81)	(40)		(40)
Proceeds from exercise of stock options	386		386	242		242	73		73

Net cash provided by (used in) financing activities	(2,930)		(2,930)	(1,915)		(1,915)	(46)		(46)

Effect of exchange rate changes on cash and cash equivalents	(160)		(160)	(131)		(131)	(29)		(29)
Net increase in cash and cash equivalents	3,713		3,713	2,445		2,445	45,620		45,620
Cash and cash equivalents at the beginning of the period	7,422		7,422	7,422		7,422	7,422		7,422

Cash and cash equivalents at the end of the period	$11,135		$11,135	$9,867		$9,867	$53,042		$53,042

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures.

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

The Special Committee’s review covered all option grants made to employees, directors and consultants during the Investigation Period, which included 1,086 individual stock option grants on 119 different dates, representing more than 6.5 million shares of common stock. The Special Committee’s review included a review of over 20,000 pages of hard copy documents and over 180,000 electronic documents, as well as interviews with current and former employees and members of the Board and others with knowledge of the Company’s option practices. The review focused on, among other things, whether options granted during the Investigation Period were correctly dated and priced and, if the options were not correctly dated and priced, what the correct dates and exercise prices should have been.

After reviewing the evidence, the Special Committee concluded that, for about half of the grants made during the Investigation Period, the record grant date was not the date of determination, as defined by the Company’s stock option plans and applicable accounting rules. For those grants where the record date was not the date of determination, the Special Committee sought to identify recommended measurement dates by ascertaining when the following were established: (1) the identity of the specific grantee, (2) the number of shares to be granted to each grantee, and (3) the exercise price that would apply to such option grant. The Special Committee found that in almost every instance where there was a discrepancy between the record grant date and the date of determination, the stock price on the record grant date was lower than the price on the date of determination. The Special Committee further found evidence that there was a practice within the Company of retrospectively pricing grants (primarily employee grants) at the low prices for a particular fiscal quarter.

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

In light of the Special Committee’s conclusions, in January 2007, the Special Committee recommended, and the Compensation Committee approved and formalized the policies and procedures that management implemented during 2005 and 2006 that require systematic authorization to ensure that all stock option transactions adhere to the Company’s approved plans and policies and that all transactions are reflected in the Company’s stock administration systems and have appropriate supporting documentation. The Special Committee also recommended that members of the Compensation Committee re-familiarize themselves with the terms of the Company’s stock option plans, and that finance and human resources personnel receive training on the Company’s option plans and the applicable accounting rules relating thereto.

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

Concurrent with the Special Committee’s investigation, Company management, under the oversight of the Audit Committee, completed a review in order to prepare the restated consolidated financial statements which included evaluations of the previous accounting and led to adjustments for: (a) the correct date of determination and the correct fair market value of certain option grants; (b) certain stock options granted to non-employees; (c) cancellation and re-issuance of stock options for certain employees; and (d) the assumptions, models and data used in connection with the Company’s pro forma disclosures pursuant to SFAS No. 123. This review included the evaluation of information and a number of transactions from 2000 to August 2006. During the course of completing this work, Company management also identified another error in accounting determinations and judgments related to sales taxes occurring in fiscal years 2005, 2004 and 2003 that, although immaterial, management has included in the restated consolidated financial statements. Restatement adjustments are further described in Note 3 of the Notes to the Consolidated Financial Statements.

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of our “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2006, the end of the period covered by this Annual Report on Form 10-K. The controls evaluation was conducted under the supervision and with the participation of management, including our Chief Financial Officer, who, for purposes of this evaluation has been designated as our principal executive officer following the January 2007 resignation of Stephen R. Wong, our former Chairman, President and Chief Executive Officer. Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified under SEC rules and forms, and that information is accumulated and communicated to our management, including our Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on the evaluation as of the end of the period covered by this Annual Report on Form 10-K, management, including our Chief Financial Officer, has concluded that our disclosure controls and procedures were not effective due to the material weakness described in Management’s Report on Internal Control Over Financial Reporting below. Notwithstanding the material weakness described below, our management, based upon the substantial work performed during the restatement process, has concluded that the Company’s consolidated financial statements for the periods covered by and included in this Annual Report on Form 10-K are fairly stated in all material respects in accordance with generally accepted accounting principles in the United States of America for each of the periods presented herein.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) of the Exchange Act. Our management, including our Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2006 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or a combination of control deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected.

Our management identified the following material weakness in our internal control over financial reporting as of December 31, 2006. We did not maintain an effective control environment based on the criteria established in the COSO framework. Specifically, the Company did not maintain an effective emphasis on controls designed to maintain an appropriate level of management integrity, as certain of the Company’s senior executive officers as of December 31, 2006, (i) had knowledge of the practice of recording favorable grant dates for stock options granted prior to March 2005; (ii) knew or should have known that the Company had not properly accounted for such option grants; and (iii) failed to disclose the Company’s improper historical option granting practices and related accounting to the Board of Directors and the Company’s independent registered public accountants.

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

As a result of the above described material weakness, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2006 based on the criteria in Internal Control — Integrated Framework issued by the COSO.

Our assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report included in this Annual Report on Form 10-K.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors of the Registrant

Pursuant to the Company’s Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws, the Company’s Board of Directors (the “Board”) is divided into three classes — Class I, II and III Directors. The size of the Board of Directors is presently set at six members, with five directors currently serving and one vacancy. Each director is elected for a three-year term of office, with one class of directors being elected at each annual meeting of stockholders. Each director holds office until his successor is elected and qualified or until his earlier death, resignation or removal.

The current members of our Board of Directors are as set forth below:

Name of Director (†)	Age	Class	Position with the Company	Director Since
Timothy C.K. Chou (1)(2)(4)(6)	52	I	Director	2000

Gary E. Haroian (1)(5)	55	III	Director	2004

Frank M. Polestra (1)(3)	81	I	Director	1999

Michael J. Roberts (1)(2)(3)(6)	49	II	Lead Independent Director	2000

Samuel T. Spadafora (2)(4)(6)	64	II	Director	2003

(†)	Stephen R. Wong, our former Chairman, President and Chief Executive Officer, resigned from the Company and from the Board effective as of January 12, 2007.
(1)	Current member of the Audit Committee.
(2)	Current member of the Compensation Committee.
(3)	Current member of the Nominating and Corporate Governance Committee.
(4)	Current member of the Management Oversight Committee.
(5)	Member of the Special Committee.
(6)	Member of the Strategy Committee.

A brief biography for each of the Company’s Directors is set forth below.

Timothy C.K. Chou has served as a member of our Board of Directors since July 2000. Mr. Chou is currently the Chief Financial Officer of Openwater Software, Inc. From November 1999 to January 2005, he served as President of Oracle On Demand, a division of Oracle Corporation and a leading application service provider. In addition, Mr. Chou serves on the technical advisory board of Webex, Inc., an online conferencing company, and is a lecturer at Stanford University. From October 1996 through October 1999, Mr. Chou served as Chief Operating Officer of Reasoning, Inc., an information technology services firm. From September 1994 through September 1996, Mr. Chou served as Vice President, Server Products, of Oracle Corporation. Mr. Chou holds M.S. and Ph.D. degrees in Electrical Engineering from the University of Illinois Urbana-Champaign.

Gary E. Haroian has served as a member of our Board of Directors since July 2004. Mr. Haroian is currently a consultant to emerging technology companies. From April 2000 to October 2002, Mr. Haroian served in various positions at Bowstreet, Inc., a provider of software application tools, including its Chief Financial Officer, Chief Operating Officer and Chief Executive Officer. From 1997 to 2000, Mr. Haroian served as Senior Vice President of Finance and Administration and Chief Financial Officer of Concord Communications, Inc., a network management software company. From 1983 to 1996, Mr. Haroian served in various positions at Stratus Computer, a provider of fault-tolerant computers, including as Chief Financial Officer, President and Chief Operating Officer and as Chief Executive Officer. Prior to his career as a corporate executive, Mr. Haroian was a CPA in a major public accounting firm. He is currently a member of the board of directors and chairman of the audit committee of four public companies: Network Engines, Inc., a developer and manufacturer of security and storage appliances; Aspen Technology, Inc., a provider of software and implementation services to process manufacturing companies; Lightbridge Inc., an analytics, decisioning and e-commerce company; and Phase Forward Inc., a provider of software for clinical trials and drug safety.

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

Michael J. Roberts has served as a member of our Board of Directors since March 2000. He was elected Lead Independent Director by the Board in April 2005. He has been Senior Lecturer and Executive Director of Entrepreneurial Studies at the Harvard Business School since June 1997. From 1995 through May 1997, Mr. Roberts served as an independent consultant to new ventures primarily in the health care services, wireless communications, automobile services and restaurant industries. Mr. Roberts is also a member of the boards of directors of three privately held companies: Geode Capital Management, LLC, an investment advisor for institutional clients; Praendex Inc., a management consulting firm; and Kingsley Management, LLC, a full service car wash development and management company. Mr. Roberts holds an A.B. degree from Harvard College and M.B.A. and doctoral degrees from the Harvard Business School.

Samuel T. Spadafora has served as a member of our Board of Directors since May 2003. From November 1999 to November 2006, he served as the chairman of the board of directors of Chordiant Software, Inc., a provider of customer relationship management software, where he also served as Chief Strategy Officer from November 2003 to November 2006. Mr. Spadafora served as Chief Executive Officer and as a director of Chordiant from June 1998 to January 2002 and, from June 1998 until October 2000, he was also Chordiant’s President. Mr. Spadafora retired from Chordiant Software, Inc. in November 2006. From April 1994 to June 1998, Mr. Spadafora served as Vice President of Worldwide Field Operations for the microelectronic business of Sun Microsystems, Inc., a computer systems and networking company. Mr. Spadafora holds a B.A. degree in Marketing from Eastern Michigan University.

Executive Officers of the Registrant

Our current executive officers are as set forth below.

Name of Executive Officer (†)	Age	Position
Raj P. Sabhlok	43	Senior Vice President of Operations
Scott B. Schoonover	50	Vice President; Worldwide Sales
Michael Shahbazian	60	Senior Vice President and Chief Financial Officer

(†)	Stephen R. Wong, our former Chairman, President and Chief Executive Officer, resigned from the Company and from the Board effective as of January 12, 2007. Robert Lamvik, our former Vice President, Worldwide Field Operations, resigned from the Company effective as of October 31, 2006.

A brief biography for each of the Company’s Executive Officers is set forth below.

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

Scott B. Schoonover has served as our Vice President, Worldwide Sales since October 2006. From July 1993 to May 2006, Mr. Schoonover was employed by BMC Software, Inc., an enterprise software company, where he served in various roles, most recently as Senior Director, Emerging Growth & Field Partner Sales, from April 2005 to May 2006. From May 2004 to March 2005, he served as Senior Director, Remedy Sales, and from April 2001 to April 2004, he served as Area Director—Sales & Services for BMC. Mr. Schoonover holds a B.S. degree in Business Administration from Central Washington University.

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

During the past five years, none of Embarcadero or our executive officers, directors or controlling persons has been convicted in a criminal proceeding (other than traffic violations or similar misdemeanors) or been a party to any judicial or administrative proceeding (except for matters that were dismissed without sanction or settlement) that resulted in a judgment, decree, or final order enjoining that person or entity from future violations of, or prohibiting activities subject to, federal or state securities laws, or a finding of any violation of federal or state securities laws.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16 of the Exchange Act requires our directors, executive officers and persons who own more than 10% of our common stock to file initial reports of ownership and reports of changes in ownership with the SEC. Such persons are required by SEC regulation to furnish us with copies of all Section 16(a) forms that they file.

Based solely on our review of the copies of such reports furnished to the Company and written representations from the executive officers and directors, we believe that all Section 16(a) filing requirements were met during 2006, except that (i) Forms 4 were not timely filed for each of the directors in connection with option grants made on January 19, 2006, which forms were filed on January 24, 2006, and (ii) Forms 4 were not timely filed for each of the directors in connection with option grants made on July 31, 2006, which forms were filed on August 3, 2006.

Code of Ethics

We have adopted a code of ethics that applies to all officers and employees, including our principal executive officer, principal financial officer and controller. This code of ethics is included as Section 2 of the Company’s Code of Conduct, which may be viewed at our website www.embarcadero.com under the tab entitled “Investor Relations” and “Corporate Governance.”

Stockholder Nominees for Director

During fiscal 2006, there were no material changes to the procedures by which stockholders may recommend nominees to our Board of Directors. For information regarding submitting director nominations for the 2007 Annual Meeting of Stockholders, please see the Company’s definitive proxy statement filed with the Securities and Exchange Commission on June 26, 2006.

Audit Committee and Audit Committee Financial Expert

Timothy C.K. Chou, Gary Haroian (Chairman), Frank M. Polestra and Michael J. Roberts are the current members of the Company’s Audit Committee. The Board has determined that each member of the Audit Committee is “independent” under the current rules of the NASDAQ Global Select Market and each of them is able to read and understand fundamental financial statements. The Board has determined that Mr. Haroian qualifies as an “audit committee financial expert” as defined by the rules of the Securities and Exchange Commission. The Audit Committee oversees the accounting and financial reporting processes of the Company and audits of its financial statements. The Audit Committee operates under a written charter adopted and amended by the Board, a copy of which is attached to the Company’s definitive proxy statement filed with the Securities and Exchange Commission on April 29, 2005.

Item 11.	Executive Compensation

Introductory Note

Throughout Part III of this Annual Report on Form 10-K, all individuals who served as the Company’s Chief Executive Officer and Chief Financial Officer during fiscal 2006, as well as the other executive officers identified in the Summary Compensation Table on page 101, are referred to as the “named executive officers.”

Compensation Discussion and Analysis

Overview of Compensation Program

The Compensation Committee (for purposes of this analysis, the “Committee”) of the Board of Directors has the responsibility for reviewing and administering all compensation arrangements for the Company’s executive officers (including each of the named executive officers). More specifically, the Committee is charged by the Board with the responsibility to, among other things:

•

develop and periodically review compensation policies and practices applicable to executive officers, including the criteria upon which executive compensation is based, the specific relationship of corporate performance to executive compensation and the composition of executive compensation in terms of base salary, deferred compensation, incentive or equity-based compensation and other benefits;

•

review and approve corporate goals and objectives relevant to executive officer compensation, evaluate executive officer performance in light of these goals and objectives, and recommend to the Board for its determination executive officer compensation based on this evaluation;

•

review and recommend to the Board for its approval, any employment agreements, severance arrangements, change-in-control arrangements or special or supplemental employee benefits, and any material amendments to any of the foregoing, applicable to executive officers; and

•	supervise and evaluate all incentive, equity-based and other compensatory plans of the Company.

The Committee’s role is also to ensure that the total compensation paid to the executive officers (including each of the named executive officers) is fair, reasonable and competitive.

Compensation Philosophy and Objectives

The Company’s compensation policy for executive officers is designed to provide market-based compensation, with an emphasis on performance-based cash and equity incentives tied to specific targeted business goals or milestones, which reward achievement by the Company of important business objectives. The Company’s primary objectives in this compensation policy are:

•	to maintain the ability to attract and retain superior employees in key positions;

•	to remain competitive with the compensation paid to similarly situated executives of other companies in the software industry;

•	to align executive officers’ interests with those of the Company’s stockholders by tying elements of compensation to the achievement of pre-established business goals; and

•	to promote teamwork and the effective growth and development of the Company by rewarding successful collective performance.

Elements of Executive Officer Compensation

The three components of the Company’s executive officer compensation program are (i) base salary, (ii) performance-based cash bonuses and (iii) periodic equity awards.

Base Salary

The Company provides executive officers and other employees with base salary to compensate them for services rendered during the fiscal year. Base salaries for executive officers are determined for each officer based on an evaluation of such officer’s scope of responsibility and performance, as well as salaries for similar positions at comparable companies. Salary levels are typically considered annually by the Committee as part of the Company’s performance review process. From time to time, the Committee or the entire Board may consider adjustments to salary levels based upon promotions or other changes in job responsibility or merit-based increases based on assessments of individual performance. For example, in January 2007, the Committee approved a temporary compensation adjustment of $15,000 per month to the base salaries payable to each of Raj P. Sabhlok, the Company’s Senior Vice President of Operations, and Michael Shahbazian, the Company’s Senior Vice President and Chief Financial Officer, relating to the increased duties each assumed on an interim basis following the resignation of Stephen R. Wong, the Company’s former President and Chief Executive Officer.

The base salary component of the Company’s executive officer compensation program is not designed to incentivize near-term Company performance (as performance-based cash bonuses are designed to do), but rather to provide the baseline level of compensation to executive officers. In most cases, the base salary component will represent the largest annual form of compensation to executive officers, although the Company has no formal policy regarding the allocation between base salary and other forms of compensation. In making decisions regarding base salary levels, the Committee and the Board will consider and evaluate the total compensation package, including possible performance-based cash bonuses and periodic equity awards, received or to be received by a particular executive officer, and seek to ensure that such total compensation package is fair, reasonable and competitive.

Stephen R. Wong, our former President and Chief Executive Officer (who resigned from the Company in January 2007), requested a base salary of $60,000 in fiscal 2006, due to his substantial ownership interest in the Company. Mr. Wong’s total compensation package was considerably less than the competitive level of compensation paid to a chief executive officer with similar responsibilities in the software industry, which arrangement was established at his request.

The base salaries actually paid to each of the named executive officers in fiscal 2006 is set forth below in the Summary Compensation Table.

Performance-Based Cash Bonuses

The Company also provides executive officers and other employees with performance-based cash bonuses, which are specifically designed to reward achievement of important business objectives. By establishing such goals in advance on an annual basis, the Company seeks to promote teamwork and continuing growth in the business of the Company year over year. The Company has no formal policy regarding the allocation between performance-based cash bonuses and other forms of compensation, but the Committee and the Board will consider and evaluate the total compensation package, including base salary and periodic equity awards, received or to be received by a particular executive officer, and seek to ensure that such total compensation package is fair, reasonable and competitive.

During fiscal 2006, the named executive officers were eligible to receive performance-based cash bonuses as follows:

•

Raj P. Sabhlok, Senior Vice President of Operations, and Michael Shahbazian, Senior Vice President and Chief Financial Officer, were eligible to receive performance-based cash bonuses under the Company’s 2006 Management Bonus Plan (the “Bonus Plan”); and

•

Robert Lamvik, former Vice President, Worldwide Field Operations (who resigned from the Company in October 2006) and Scott B. Schoonover, Vice President, Worldwide Sales (who replaced Mr. Lamvik in October 2006) were eligible to receive fixed commissions based on the Company’s revenues during the respective periods during fiscal 2006 in which they served.

Stephen R. Wong, our former President and Chief Executive Officer (who resigned from the Company in January 2007), requested not to receive any compensation beyond his base salary in fiscal 2006, due to his substantial ownership interest in the Company. Mr. Wong’s total compensation package was considerably less than the competitive level of compensation paid to a chief executive officer with similar responsibilities in the software industry, which arrangement was established at his request.

2006 Management Bonus Plan

Under the Bonus Plan, which was approved by the Committee on February 21, 2006 and amended by the Committee on June 16, 2006, each of Messrs. Sabhlok and Shahbazian were eligible to receive performance-based cash bonuses that were tied to the Company’s achievement of operating performance goals for fiscal 2006. Specifically, the Bonus Plan, as amended, provided that each of Messrs. Sabhlok and Shahbazian had a target bonus of 40% of his base salary, which for each was approximately $96,000 in fiscal 2006. The actual bonus to be paid to each was based on Company performance relative to total revenue goals (weighted 50%) and Company performance relative to operating income goals (weighted 50%), each as established by the Board in the Company’s 2006 operating plan. Generally, the Board sets these goals in the operating plan assuming a certain expected level of growth in the business, while also considering factors such as the industry outlook and specific circumstances facing the Company in the coming year.

The final amounts of the bonuses payable to Messrs. Sabhlok and Shahbazian under the Bonus Plan for fiscal 2006 were to be determined as follows:

•

if the Company achieved in excess of approximately 105% of the total revenue and 125% of the operating income goals set forth in the Company’s 2006 operating plan in fiscal 2006, then each would receive 120% of his target bonus;

•

if the Company achieved approximately 102.5% of the total revenue and approximately 112.5% of the operating income goals set forth in the Company’s 2006 operating plan in fiscal 2006, then each would receive 100% of his target bonus;

•	if the Company achieved 100% of the total revenue and operating income goals set forth in the Company’s 2006 operating plan in fiscal 2006, then each would receive 80% of his target bonus;

•

if the Company achieved more than approximately 96% of the total revenue and more than approximately 80% of the operating income goals set forth in the Company’s 2006 operating plan in fiscal 2006, then each would receive a bonus of not less than 20% of his target bonus; and

•

if the Company achieved less than approximately 96% of the total revenue and less than approximately 80% of the operating income goals set forth in the Company’s 2006 operating plan in fiscal 2006, then neither would receive any bonus.

In June 2006, the Committee evaluated the interim performance of the Company through the first portion of fiscal 2006 relative to the total revenue and operating income goals set forth in the Company’s 2006 operating plan. Based upon this interim performance, each of Messrs. Sabhlok and Shahbazian received a payment of $20,160 under the Bonus Plan in October 2007.

In January 2007, the Committee again evaluated the performance of the Company in fiscal 2006 relative to the total revenue and operating income goals set forth in the Company’s 2006 operating plan. The Committee concluded that for the year, the Company had achieved approximately 96% of the total revenue goal and approximately 117% of the operating income goal set forth in the operating plan. Based upon this performance, the Committee concluded that Mr. Shahbazian should receive an additional payment of $37,440 under the Bonus Plan, bringing his total bonus payments in respect of fiscal 2006 service to $57,600, or approximately 60% of his target bonus for the year. On April 30, 2007, the Board determined, based upon the previous recommendation of the Special Committee in connection with its review of the Company’s stock option grant practices, that Mr. Sabhlok should not receive any further bonus payment under the Bonus Plan.

On January 29, 2007, the Committee recommended, and the Board approved, a 2007 Management Incentive Plan with respect to performance-based cash bonuses for fiscal 2007, similar in nature to the 2006 Management Bonus Plan described above. Under the 2007 plan, each of Messrs. Sabhlok and Shahbazian have a target bonus of 45% of his base salary, 25% of which will be based on the Company’s performance relative to total revenue goals and 75% based on the Company’s performance relative to operating income goals.

For more information on the bonuses paid to the named executive officers in fiscal 2006, including Messrs. Sabhlok and Shahbazian, please see the Summary Compensation Table set forth below.

Commissions

In fiscal 2006, the Committee approved a program under which Robert Lamvik, the Company’s former Vice President, Worldwide Field Operations, was eligible to receive fixed commissions based on the Company’s performance relative to certain pre-established quarterly revenue goals. These quarterly revenue goals were established by the Board in the Company’s 2006 operating plan. Generally, the Board sets these goals in the operating plan assuming a certain expected level of growth in the business, while also considering factors such as the industry outlook and specific circumstances facing the Company in the coming year.

Specifically, this commission program provided that if the Company achieved the quarterly minimum revenue goals, Mr. Lamvik was to receive a certain specified percentage (typically, around 0.23%) of such quarterly revenue in the form of a commission. If the Company did not achieve the minimum revenue goals, then no commission would be payable in respect of a particular fiscal quarter. If the Company exceeded the minimum revenue goals, then a commission would be calculated as the specified percentage of the entire quarterly revenue amount. Based on the Company’s performance in fiscal 2006, Mr. Lamvik received approximately $135,766 in commissions through October 31, 2006, the effective date of his resignation, pursuant to the above program.

Following Scott B. Schoonover’s appointment in October 2006 as Vice President, Worldwide Sales, the Committee approved a similar program under which Mr. Schoonover was eligible to receive a fixed commission based on the Company’s performance relative to a pre-established license revenue goal for the fourth fiscal quarter of 2006. Specifically, the commission program, as applied to Mr. Schoonover, provided that if the Company achieved the quarterly minimum license revenue goal for the fourth fiscal quarter, Mr. Schoonover was to receive 0.004333% of such quarterly license revenue as a commission. Based on the Company’s performance in the fourth fiscal quarter of 2006, Mr. Schoonover received $29,911 in commissions in fiscal 2006 pursuant to this program.

On January 16, 2007, the Committee approved a similar commission program for Mr. Schoonover in respect of fiscal 2007. If the Company achieves certain minimum quarterly license revenue goals during fiscal 2007, Mr. Schoonover will receive a percentage of those revenues in the form of a commission.

For more information on the bonuses actually paid to the named executive officers in fiscal 2006, including Messrs. Lamvik and Schoonover, please see the Summary Compensation Table set forth below.

Discretionary Bonuses

From time to time, the Committee or the Board may also approve the payment of discretionary cash bonuses to executive officers. The Company has no formal policy regarding the payment of discretionary cash bonuses, and such bonuses are only paid if and when the Committee or the Board deems appropriate based upon the circumstances. Such discretionary cash bonuses are not tied to the achievement of any specific predetermined performance goals, but are based on an executive officer’s overall performance during a given period of time.

In respect of fiscal 2006, the Committee approved the payment of a $5,000 discretionary cash bonus to Mr. Schoonover, based upon his positive performance since joining the Company in October 2006. In addition, on April 5, 2007, in connection with the approval of the merger agreement entered into with affiliates of Thoma Cressey Bravo, Inc., the Board also approved the payment by the Company to Mr. Shahbazian of a one-time, discretionary transaction bonus in the amount of $100,000 in cash, which will be payable in full upon the consummation of the proposed merger.

Periodic Equity Awards

As an additional component of the Company’s compensation program, executive officers and other employees are eligible to receive periodic performance-based equity compensation in the form of stock options and restricted stock awards. The Company believes that equity-based compensation in the form of stock options and restricted stock awards links the interests of executives with the long-term interests of the Company’s stockholders and encourages executives to remain employed with the Company. Pursuant to the Amended and Restated 1993 Stock Option Plan and the Amended and Restated 2004 Equity Incentive Plan, the Company has issued stock options to executives since 1993 and restricted stock awards to executives beginning in December 2003.

The Company has no formal policy regarding when periodic equity awards are to be granted (except as described below), and such grants are not directly tied to any pre-established Company operating goals or the achievement of Company objectives. In fiscal 2006, for example, no new equity awards were granted to any of the named executive officers. The Company also has no formal policy regarding the size or amount of periodic equity awards to named executive officers, except that under the Company’s equity plans, options to purchase no more than 300,000 shares of common stock and no more than 300,000 shares of restricted stock may be granted to any one individual (including each of the executive officers) in any fiscal year. The Committee or the Board will, however, consider and evaluate the total compensation package, including base salary and performance-based cash bonuses, received or to be received by a particular executive officer, and seek to ensure that such total compensation package is fair, reasonable and competitive. The Committee or the Board will also consider, with respect to periodic equity awards, the pre-existing share ownership of executive officers, so as to ensure that each executive officer’s interests are effectively aligned with the stockholders, and each has an adequate interest in the continuing growth and success of the Company and increases in stockholder value.

The Company also believes that periodic equity awards serve as useful performance recognition mechanisms with respect to key employees, as most awards are subject to time-based vesting provisions. Typical restricted stock awards to executive officers (including the named executive officers) vest over a two-year period, with 50% of the shares vesting on the one-year anniversary of the grant date, and 25% of the shares vesting ratably at 18 and 24 months following the grant date. Similarly, typical stock option awards to executive officers (including the named executive officers) vest and become exercisable over a four-year period in sixteen equal quarterly installments. The Company believes that such periodic awards encourage executive officers to remain with the Company and also focus on long-term Company performance.

Under the terms of the Company’s Amended and Restated 2004 Equity Incentive Plan, pursuant to which all new equity grants are now made, the exercise price of any stock options awarded under the Plan must be greater than or equal to the fair market value of the Company’s common stock on the date of the grant (which is determined by reference to the closing price of the Company’s common stock on the Nasdaq Global Select Market on such date). In January 2007, the Committee also adopted certain policies and procedures that require all prospective stock option grants to any participants (including executive officers) be made only on the fifteenth day or last day of a particular month (or, in either case, the next trading day following such date). These policies and procedures also require that stock option grants not be made at any time when the Company has unanticipated market-making news, in which case a “blackout” period will be enforced until the markets have fully absorbed this news following its disclosure and release. As such, the Company does not have in place any program, plan or practice to time stock option grants to its executive officers in coordination with the release of material nonpublic information, and the Company does not plan to time, and has not timed, the release of material nonpublic information for the purpose of affecting the value of executive compensation.

Other

The Company does not provide perquisites or personal benefits to its executive officers that are not otherwise available to other Company employees. However, recognizing the competitive environment the Company confronts in recruiting executives and senior managers, and in particular, the high cost of living in the San Francisco Bay Area, the Company may use hiring bonuses and relocation assistance, as components of executive compensation. Any such additional amounts are as determined by the Committee on a case-by-case basis.

Tax and Accounting Implications

Section 162(m) of the Internal Revenue Code limits the tax deduction to $1 million for compensation paid to certain executives of public companies. However, performance-based compensation that has been approved by stockholders is not subject to the $1 million limit under Section 162(m) if, among other requirements, the compensation is payable only upon attainment of pre-established, objective performance goals, and the Board committee that establishes such goals consists only of “outside directors.” All members of the Committee qualify as outside directors. Additionally, stock options will qualify for the performance-based exception where, among other requirements, the exercise price of the option is not less than the fair market value of the stock on the date of the grant, and the plan includes a per-executive limitation on the number of shares for which options may be granted during a specified period.

COMPENSATION COMMITTEE REPORT

The Compensation Committee of the Company has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

COMPENSATION COMMITTEE

Timothy C.K. Chou
Michael J. Roberts
Samuel T. Spadafora (Chairman)

SUMMARY COMPENSATION TABLE

The table below summarizes the total compensation paid or earned by each of the named executive officers for the fiscal year ended December 31, 2006:

Name and Principal Position	Year	Salary ($)		Bonus ($) (1)		Stock Awards ($) (2)	Option Awards ($) (2)	Non-Equity Incentive Plan Compensation ($) (3)	Change in Pension Value and Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
(a)	(b)	(c)		(d)		(e)	(f)	(g)	(h)	(i)		(j)
Current Named Executive Officers
Raj P. Sabhlok Senior Vice President of Operations	2006	$240,000		—		$232,534	$163,480	$20,160	—	—		$656,174
Scott B. Schoonover (4) Vice President, Worldwide Sales	2006	65,808	(5)	$5,000	(6)	—	—	—	—	—		70,808
Michael Shahbazian Senior Vice President and Chief Financial Officer	2006	240,000		—		325,362	180,903	57,600	—	—		803,865
Former Named Executive Officers
Stephen R. Wong (7) Former Chairman, President and Chief Executive Officer	2006	60,000		—		—	—	—	—	—		60,000
Robert Lamvik (8) Former Vice President, Worldwide Field Operations	2006	302,443	(9)	—		131,584	88,738	—	—	$55,191	(10)	577,956

(1)	Other than a discretionary cash bonus of $5,000 paid to Mr. Schoonover, the named executive officers did not receive payments which would be characterized as “Bonus” payments for the fiscal year ended December 31, 2006.
(2)	During fiscal 2006, the Company granted no new equity awards to any of the named executive officers. The amounts in columns (e) and (f) reflect the dollar amount recognized for financial statement reporting purposes for the fiscal year ended December 31, 2006, in accordance with FAS 123(R) of awards granted prior to fiscal 2006 pursuant to the Company’s Amended and Restated 2004 Equity Incentive Plan. Assumptions used in the calculation of these amounts are included in Note 13 “Equity Compensation Plans” in the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.
(3)	The amounts in column (g) reflect the cash awards to the named executive officers under the Company’s 2006 Management Bonus Plan, which is described above under the heading “Compensation Discussion & Analysis – Elements of Executive Officer Compensation – Performance-Based Cash Bonuses – 2006 Management Bonus Plan.” Each of Messrs. Sabhlok and Shahbazian were paid $20,160 under the Bonus Plan during fiscal 2006 based upon the Company’s interim performance through June 2006. In 2007, the Committee determined that Mr. Shahbazian should receive an additional payment of $37,440 based on the Company’s performance through the full fiscal year 2006. Also in 2007, the Board determined, based upon the previous recommendation of the Special Committee in connection with its review of the Company’s stock option grant practices, that Mr. Sabhlok should not receive any further bonus payment under the Bonus Plan.
(4)	Scott B. Schoonover joined the Company on October 19, 2006.
(5)	Mr. Schoonover’s salary includes $29,911 for commissions earned in fiscal 2006.
(6)	Mr. Schoonover received a $5,000 discretionary cash bonus for his performance in fiscal 2006.
(7)	Stephen R. Wong, our former Chairman, President and Chief Executive Officer, resigned from the Company and from the Board of Directors effective January 12, 2007.
(8)	Robert Lamvik, our former Vice President, Worldwide Field Operations, resigned from the Company effective October 31, 2006.
(9)	Mr. Lamvik’s salary includes (1) $166,667 in salary and (2) $135,776 for commissions earned in fiscal 2006. Pursuant to a severance agreement and general release with Mr. Lamvik described below, the Company agreed to continue to pay Mr. Lamvik’s salary (at a rate of $200,000 per year) for a period of six months. Because Mr. Lamvik resigned from the Company effective October 31, 2006, only $166,667 of Mr. Lamvik’s salary for fiscal 2006 was earned prior to his resignation. The remaining $33,333 was paid to Mr. Lamvik pursuant to his severance agreement and general release and is accordingly included in column (i).
(10)	Mr. Lamvik continues to receive salary (at a rate of $200,000 per year) pursuant to a severance agreement and general release described below that totaled $33,333 in fiscal 2006. Pursuant to Mr. Lamvik’s at-will employment agreement, entered into in May 2004, he received a car allowance of $700 per month (which totaled $7,000 for fiscal 2006 through October 31, 2006, the effective date of his resignation). Mr. Lamvik also received $12,764 upon his resignation for accrued and unused vacation pay, and $2,094 for “other pay” which represents a gross-up for the taxable benefit of his spouse attending a sales award event.

GRANTS OF PLAN-BASED AWARDS

Name	Grant Date	Estimated Possible Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or	All Other Option Awards: Number of Securities Underlying	Exercise or Base Price of Option	Grant Date Fair Value of Stock and Option
		Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	Units (#) (1)	Options (#) (1)	Awards ($/Sh) (1)	Awards ($) (1)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)	(k)	(l)
Current Named Executive Officers
Raj P. Sabhlok (2)	—	$19,200	$96,000	$115,200	—	—	—	—	—	—	—
Scott B. Schoonover (3)	—	—	—	—	—	—	—	—	—	—	—
Michael Shahbazian (2)	—	19,200	96,000	115,200	—	—	—	—	—	—	—
Former Named Executive Officers
Stephen R. Wong (4)	—	—	—	—	—	—	—	—	—	—	—
Robert Lamvik (3)	—	—	—	—	—	—	—	—	—	—	—

(1)	During fiscal 2006, the Company granted no new equity awards to any of the named executive officers.
(2)	The amounts shown in columns (c), (d) and (e) for each of Messrs. Sabhlok and Shahbazian reflect possible payment levels under the Company’s 2006 Management Bonus Plan (the “Bonus Plan”), which was approved by the Compensation Committee of the Board on February 21, 2006 and amended by the Compensation Committee on June 16, 2006. Under the Bonus Plan, each of Messrs. Sabhlok and Shahbazian had a target bonus of 40% of his base salary, which is the amount shown in column (d). The amounts shown in column (c) reflect the minimum payment level under the Bonus Plan, which is 20% of the target amount shown in column (d). The amount shown in column (e) is 120% of such target amount and reflects the maximum payment level under the Bonus Plan. The amounts actually paid to each of Messrs. Sabhlok and Shahbazian under the Bonus Plan in respect of service in fiscal 2006 are set forth in the Summary Compensation Table above.
(3)	Mr. Schoonover was appointed Vice President, Worldwide Sales, in October 2006, replacing Mr. Lamvik, our former Vice President, Worldwide Field Operations, who resigned in October 2006. During the respective portions of fiscal 2006 in which they served, each of Messrs. Schoonover and Lamvik was eligible to receive commissions based on the Company’s revenues. The commissions paid to each of Messrs. Schoonover and Lamvik in fiscal 2006 are included in the “Salary” figures reported in the Summary Compensation Table above.

(4)	Mr. Wong did not participate in the Bonus Plan in fiscal 2006 and thus received no bonus for fiscal 2006.

The discussion below describes in further detail the compensation paid to the named executive officers in fiscal 2006. For a description of the material terms of employment agreements and/or arrangements with each of the named executive officers, see the discussion below under the heading “Employment Agreements, Severance Agreements, Change of Control Policy and Other Compensation Arrangements.”

Salary

Raj P. Sabhlok, our Senior Vice President of Operations, received $240,000 in salary in fiscal 2006. This amount represented approximately 34.60% of Mr. Sabhlok’s total compensation for fiscal 2006. Mr. Sabhlok has received this salary since his promotion from Chief Financial Officer to Senior Vice President of Operations in October 2005. Mr. Sabhlok’s previous salary as Chief Financial Officer was $200,000 per year.

Michael Shahbazian, our Senior Vice President and Chief Financial Officer, received $240,000 in salary in fiscal 2006. This amount represented approximately 29.86% of Mr. Shahbazian’s total compensation for fiscal 2006. Mr. Shahbazian has received this salary since his hiring in October 2005, and the salary amount is provided in his employment agreement with the Company.

Scott B. Schoonover, our Vice President, Worldwide Sales, received $65,808 in salary in fiscal 2006. This amount represented approximately 92.94% of Mr. Schoonover’s total compensation for fiscal 2006. This amount consists of (i) $35,897 in salary and (ii) $29,911 in commissions based on Company revenues, or 50.70% and 42.24% of Mr. Schoonover’s total compensation for fiscal 2006, respectively. The salary amount reflects the pro rated portion, from Mr. Schoonover’s hiring in October 2006 through the end of the fiscal year, of his annual salary of $175,000, which was provided in his employment offer letter with the Company. In January 2007, Mr. Schoonover’s annual salary was increased to $200,000.

Stephen R. Wong, our former President and Chief Executive Officer, received $60,000 in salary in fiscal 2006. This amount represented 100% of Mr. Wong’s total compensation for fiscal 2006. Mr. Wong’s compensation was considerably less than the competitive level of compensation paid to a chief executive officer with similar responsibilities in our industry. Due to his substantial ownership interest in the Company, Mr. Wong requested not to receive additional compensation in fiscal 2006.

Robert Lamvik, our former Vice President, Worldwide Field Operations, received $302,443 in salary in fiscal 2006. This amount represented approximately 52.33% of Mr. Lamvik’s total compensation for fiscal 2006. This amount consists of (i) $166,667 in salary and (ii) $135,776 in commissions based on Company revenues, or 28.84% and 23.49% of Mr. Lamvik’s total compensation for fiscal 2006, respectively. Although Mr. Lamvik resigned from the Company effective October 31, 2006, the Company agreed, pursuant to a severance agreement and general release with Mr. Lamvik described below, to continue to pay Mr. Lamvik’s salary for a period of six months following the effective date of his resignation. Accordingly, Mr. Lamvik received $200,000 in fiscal 2006 (of which $166,667 was earned prior to the effective date of his resignation and $33,333 has been paid pursuant to the severance agreement and general release), and will continue to receive salary (at a rate of $200,000 per year) until approximately April 30, 2007.

For more information regarding the salaries payable to the named executive officers, please see the discussion above under the heading “Compensation Discussion and Analysis – Elements of Executive Officer Compensation – Base Salary.”

Performance-Based Cash Bonuses

Other than a discretionary cash bonus of $5,000 paid to Mr. Schoonover which is described below, the named executive officers did not receive any payments which would be characterized as “Bonus” payments in fiscal 2006 for purposes of the Summary Compensation Table above. However, each of Messrs. Sabhlok and Shahbazian received cash bonuses pursuant to the 2006 Management Bonus Plan in fiscal 2006, which are characterized as “Non-Equity Incentive Plan Compensation,” for purposes of the Summary Compensation Table above. In addition, Messrs. Schoonover and Lamvik each received fixed commissions based on the Company’s revenues in fiscal 2006, which has been characterized as “Salary” for purposes of the Summary Compensation Table above.

2006 Management Bonus Plan

Under the 2006 Management Bonus Plan, each of Messrs. Sabhlok and Shahbazian had a target bonus of 40% of his base salary, which for each was approximately $96,000 in fiscal 2006. As described in the Plan-Based Awards Table above, the minimum payment level for each of Messrs. Sabhlok and Shahbazian under the Bonus Plan was 20% of this target bonus amount, or $19,200, which was payable if the Company achieved at least 96% of the total revenue goal in fiscal 2006 (weighted 50%) and at least 80% of the operating income goal in fiscal 2006 (weighted 50%), each as established by the Board in the Company’s 2006 operating plan. The maximum payment level for each of Messrs. Sabhlok and Shahbazian under the Bonus Plan was 120% of the target bonus amount, or $115,200, which was payable if the Company achieved at least 105% of the total revenue goal (weighted 50%) and at least 125% of the operating income goal (weighted 50%).

In June 2006, the Committee evaluated the interim performance of the Company through the first portion of fiscal 2006 relative to the total revenue and operating income goals set forth in the Company’s 2006 operating plan. Based upon this interim performance, each of Messrs. Sabhlok and Shahbazian received a payment of $20,160 under the Bonus Plan in October 2007. In January 2007, the Committee again evaluated the performance of the Company in fiscal 2006 relative to the total revenue and operating income goals set forth in the Company’s 2006 operating plan. The Committee concluded that for the year, the Company had achieved approximately 96% of the total revenue goal and approximately 117% of the operating income goal set forth in the operating plan. Based upon this performance, the Committee concluded that Mr. Shahbazian should receive an additional payment of $37,440 under the Bonus Plan, bringing his total bonus payments in respect of fiscal 2006 service to $57,600, or approximately 60% of his target bonus for the year. On April 30, 2007, the Board determined, based upon the previous recommendation of the Special Committee in connection with its review of the Company’s stock option grant practices, that Mr. Sabhlok should not receive any further bonus payment under the Bonus Plan.

The total bonus amounts paid to Messrs. Sabhlok and Shahbazian represented approximately 3.07% and 7.17%, respectively, of the total compensation paid to each in fiscal 2006. The 60% payout amount paid to Mr. Shahbazian was calculated as follows:

•	the Company’s performance relative to the operating income goal resulted in a bonus payout at 90% of the target amount with respect to that element;

•	the Company’s performance relative to the total revenue goal resulted in a bonus payout at 20% of the target amount with respect to that element; and

•

each of the above elements was weighted 50% into the total bonus calculation, and accordingly, the average of a 90% payout and a 20% payout resulted in a 60% total payout relative to the original target amount.

For more information regarding the Bonus Plan, please see the discussion above under the heading “Compensation Discussion and Analysis – Elements of Executive Officer Compensation – Performance-Based Cash Bonuses – 2006 Management Bonus Plan.”

Commissions

In fiscal 2006, each of Messrs. Lamvik and Schoonover were eligible to receive fixed commissions based on the Company’s performance relative to certain pre-established quarterly revenue goals that were established by the Board in the Company’s 2006 operating plan. Mr. Lamvik was eligible to participate in such program through October 31, 2006, the effective date of his resignation, and Mr. Schoonover was eligible to participate in such program beginning October 19, 2006, the effective date of his hiring.

Based on the Company’s performance during the applicable periods during fiscal 2006, Mr. Lamvik received $135,776 in commissions, and Mr. Schoonover received $29,911 in commissions. These commission amounts represented approximately 23.49% and 42.24% of the total compensation paid in fiscal 2006 to Mr. Lamvik and Mr. Schoonover, respectively. The aggregate sum of all commissions paid to Messrs. Lamvik and Schoonover totaled $165,687, which represented approximately 0.00276% of the Company’s revenues in fiscal 2006.

For more information regarding this commissions program, please see the discussion above under the heading “Compensation Discussion and Analysis – Elements of Executive Officer Compensation – Performance-Based Cash Bonuses – Commissions.”

Discretionary Bonus

Scott Schoonover received a $5,000 discretionary cash bonus for his performance in fiscal 2006. This amount represented approximately 7.06% of the total compensation paid to Mr. Schoonover in fiscal 2006.

On April 5, 2007, in connection with the approval of the merger agreement entered into with affiliates of Thoma Cressey Bravo, Inc., the Board approved the payment by the Company to Michael Shahbazian of a one-time, discretionary transaction bonus in the amount of $100,000 in cash, which will be payable in full upon the consummation of the proposed merger. This bonus amount is not included in the Summary Compensation Table above because it relates to fiscal 2007 service.

Periodic Equity Awards

In fiscal 2006, the Company made no new grants of equity awards to any of the named executive officers. The amounts shown in columns (e) and (f) of the Summary Compensation Table above (under the column headings “Stock Awards” and “Option Awards,” respectively) reflect the dollar amount recognized for financial statement reporting purposes for fiscal 2006, in accordance with FAS 123(R), of prior awards made to the named executive officers pursuant to the Company’s Amended and Restated 2004 Equity Incentive Plan.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

Name	Option Awards								Stock Awards
	Number of Securities Underlying Unexercised Options Exercisable (#)		Number of Securities Underlying Unexercised Options Unexercisable (#)		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)		Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($) (1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
(a)	(b)		(c)		(d)	(e)		(f)	(g)	(h)	(i)	(j)
Current Named Executive Officers
Raj P. Sabhlok (2)	131,414		—		—	$1.50		1/15/2010	25,000	$153,000	—	—
	6,250		—		—	5.00		1/15/2010	—	—	—	—
	59,836		—		—	5.00		1/15/2010	—	—	—	—
	25,000	(3)	—		—	29.97	(4)	4/5/2011	—	—	—	—
	40,000	(3)	—		—	24.50	(4)	10/2/2011	—	—	—	—
	50,000		—		—	4.18		10/16/2012	—	—	—	—
	70,312	(3)	4,688	(3)	—	5.99	(4)	2/27/2013	—	—	—	—
	75,000		25,000		—	15.60		12/19/2013	—	—	—	—
	31,250		18,750		—	11.48		6/14/2014	—	—	—	—
	12,500		37,500		—	6.76		10/13/2015	—	—	—	—
Scott B. Schoonover	—		—		—	—		—	—	—	—	—
Michael Shahbazian (5)	50,000		150,000		—	6.53		10/20/2015	62,500	382,500	—	—
Former Named Executive Officers
Stephen R. Wong	1,100,000		—		—	0.25		5/31/2009	—	—	—	—
Robert Lamvik	84,375		—		—	12.50		5/17/2011	—	—	—	—
	12,500		—		—	8.46		9/30/2011	—	—	—	—
	100,000		—		—	7.15		3/10/2012	—	—	—	—
	40,000		—		—	6.76		10/13/2012	—	—	—	—

(1)	Amounts shown in column (h) have been calculated using the closing price of the Company’s common stock on December 29, 2006, which was $6.12 per share.
(2)	Unless otherwise indicated, each of the options granted to Mr. Sabhlok vest over a four-year period in sixteen equal quarterly installments and have a ten year term.
(3)	On April 5, 2007, the Company and Mr. Sabhlok entered into an Option Cancellation Agreement whereby Mr. Sabhlok agreed to cancel each of the indicated stock options.
(4)	On December 29, 2006, in connection with the Special Committee’s review of the Company’s stock option grant practices, each of the indicated stock options was repriced to reflect the exercise prices shown.
(5)	In connection with his hiring in October 2005, Mr. Shahbazian received inducement grants of an option to purchase 200,000 shares of the Company’s common stock and 100,000 shares of restricted stock. Mr. Shahbazian’s option vests over four years as follows: 50,000 shares vest on the first anniversary of the grant date and the remaining 150,000 shares vest over the following three years in twelve equal quarterly installments. Mr. Shahbazian’s restricted stock vests over three years as follows: 37,500 shares on the first anniversary of the grant date, 37,500 shares in two equal semi-annual installments during year two and 25,000 shares in two equal semi-annual installments during year three.

OPTION EXERCISES AND STOCK VESTED

Name	Option awards		Stock awards
	Nmber of Shares Acquired on Exercise (#) (1)	Value Realized on Exercise ($) (1)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
(a)	(b)	(c)	(d)	(e)
Current Named Executive Officers
Raj P. Sabhlok	—	—	58,333	$388,108
Scott B. Schoonover	—	—	—	—
Michael Shahbazian	—	—	37,500	305,587
Former Named Executive Officers
Stephen R. Wong	—	—	—	—
Robert Lamvik	—	—	12,500	102,738

(1)	None of the named executive officers exercised stock options during fiscal 2006.

PENSION BENEFITS

Name	Plan Name (1)	Number of Years Credited Service (#) (1)	Present Value of Accumulated Benefit ($) (1)	Payments During Last Fiscal Year ($) (1)
(a)	(b)	(c)	(d)	(e)
Current Named Executive Officers
Raj P. Sabhlok	—	—	—	—
Scott B. Schoonover	—	—	—	—
Michael Shahbazian	—	—	—	—
Former Named Executive Officers
Stephen R. Wong	—	—	—	—
Robert Lamvik	—	—	—	—

(1)	The Company has no plans or programs that provide for payments or other benefits at, following, or in connection with retirement of the named executive officers.

NONQUALIFIED DEFERRED COMPENSATION

Name	Executive Contributions in Last FY ($) (1)	Registrant Contributions in Last FY ($) (1)	Aggregate Earnings in Last FY ($) (1)	Aggregate Withdrawals/ Distributions ($) (1)	Aggregate Balance at Last FYE ($) (1)
(a)	(b)	(c)	(d)	(e)	(f)
Current Named Executive Officers
Raj P. Sabhlok	—	—	—	—	—
Scott B. Schoonover	—	—	—	—	—
Michael Shahbazian	—	—	—	—	—
Former Named Executive Officers
Stephen R. Wong	—	—	—	—	—
Robert Lamvik	—	—	—	—	—

(1)	The Company has no defined contribution or other plans that provide for the deferral of compensation on a basis that is not tax-qualified.

EMPLOYMENT AGREEMENTS, SEVERANCE AGREEMENTS,

CHANGE OF CONTROL POLICY AND OTHER COMPENSATION ARRANGEMENTS

Employment Agreements

Raj P. Sabhlok

In January 2000, we entered into a letter agreement with Raj P. Sabhlok, who is now our Senior Vice President of Operations. Pursuant to the agreement, Mr. Sabhlok is entitled to severance pay equal to six months’ base salary (payable in monthly installments) and medical and dental benefits for six months if we terminate his employment without “cause,” as defined in the letter agreement. There are no material pre-conditions to the receipt by Mr. Sabhlok of such severance benefits. In the event that Mr. Sabhlok voluntarily leaves the Company or is terminated with cause, no severance benefits are payable. Had Mr. Sabhlok’s employment been terminated without cause on December 29, 2006 (the last business day of fiscal 2006), he would have been entitled to receive payments of $20,000 per month for six months, for a total of $120,000, and continued medical and dental benefits until June 30, 2007, valued at approximately $2,883 based on Mr. Sabhlok’s monthly medical and dental premium payments as of December 29, 2006.

On April 5, 2007, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with EMB Holding Corp., a Delaware corporation (“Parent”) and EMBT Merger Corp., a Delaware corporation and a wholly-owned subsidiary of Parent (“Merger Sub”), pursuant to which Merger Sub will merge with and into the Company (the “Merger”), and the Company will survive as a wholly-owned subsidiary of Parent. Parent and Merger Sub are affiliates of Thoma Cressey Bravo, Inc. As a condition to entering into the Merger Agreement, Parent required that we continue to employ Mr. Sabhlok and enter into a new Employment Agreement with Mr. Sabhlok that will become effective upon consummation of the Merger. Mr. Sabhlok will then become the Chief Executive Officer of the Company at an annual salary of $240,000. Pursuant to the Employment Agreement, Mr. Sabhlok will also be entitled to receive a discretionary bonus and participate in customary employee benefit programs for senior executives of the Company. In addition to the foregoing, Mr. Sabhlok will purchase management incentive equity in an amount equal to approximately 4.25% of the Parent’s common equity, subject to various time and performance vesting provisions agreed to by Parent and Mr. Sabhlok. Mr. Sabhlok has also agreed to invest $720,000 of the proceeds he is to receive in the Merger in shares of common stock and preferred stock of the Parent, generally on the same terms as Thoma Cressey Bravo, Inc.’s investment, bringing his aggregate equity up to approximately 5.53%.

Michael Shahbazian

In October 2005, we entered into an employment agreement with Michael Shahbazian, our Senior Vice President and Chief Financial Officer. Mr. Shahbazian’s employment agreement provides for an annual salary of $240,000. Mr. Shahbazian also received inducement grants of an option to purchase 200,000 shares of the Company’s common stock and 100,000 shares of restricted stock, the vesting of which is described above. Mr. Shahbazian’s employment agreement provides that he will receive severance payments equal to twelve months of his base salary, paid COBRA health care insurance coverage during such twelve month period and a pro rata portion of his target bonus for such year up to the date of termination, in the event his employment is terminated other than for “cause,” as defined in the agreement. There are no material pre-conditions to the receipt by Mr. Shahbazian of such severance benefits. In addition, in the event that Mr. Shahbazian’s employment is terminated without cause or if Mr. Shahbazian resigns for good reason, in either case, within twelve months following a change of control, the stock options and restricted stock described above will become fully vested, and with respect to the stock options, immediately exercisable.

Had Mr. Shahbazian’s employment been terminated without cause on December 29, 2006 (regardless of whether a change of control had occurred prior thereto), he would have been entitled to receive (i) payments of $20,000 per month for twelve months, for a total of $240,000, (ii) paid COBRA health care insurance coverage until December 31, 2007, valued at approximately $10,676 based on Mr. Shahbazian’s monthly premium payments as of December 29, 2006, and (iii) his full bonus for fiscal 2006, which was equal to $57,600.

Had Mr. Shahbazian’s employment been terminated without cause, or had Mr. Shahbazian resigned for good reason, in either case, on December 29, 2006 and within twelve months following a change of control, he would have been entitled to each of the benefits described in the preceding paragraph, and all of his outstanding unvested stock options and restricted stock would have become fully vested as of December 29, 2006. This would have resulted in the acceleration of vesting on (i) options to purchase 150,000 shares of common stock, which would have had no value as of such date, based on the closing price of $6.12 per share of the Company’s common stock on December 29, 2006 and taking into account the exercise price of $6.53 per share, and (ii) 62,500 shares of restricted stock, which would have been valued at approximately $382,500, based on the closing price of $6.12 per share of the Company’s common stock on December 29, 2006.

On April 5, 2007, in connection with the approval of the Merger Agreement, the Board also approved the payment by the Company to Mr. Shahbazian of a one-time, discretionary transaction bonus in the amount of $100,000 in cash, which will be payable in full upon the consummation of the Merger.

Scott B. Schoonover

In October 2006, we entered into an employment offer letter with Scott B. Schoonover, our Vice President, Worldwide Sales. Pursuant to this agreement, Mr. Schoonover is entitled to an annual base salary of $175,000, subject to annual reviews, and eligible to receive variable compensation (in the form of commissions based on Company revenues) up to a maximum of $150,000 per year. In January 2007, Mr. Schoonover’s annual base salary was increased to $200,000. The offer letter does not provide for severance benefits upon termination or in connection with a change of control.

Severance Agreements

Robert Lamvik

In October 2006, we entered into a settlement agreement and general release with Robert Lamvik, our former Vice President, Worldwide Field Operations, in connection with Mr. Lamvik’s resignation from the Company. Pursuant to the agreement, the Company agreed to continue to pay Mr. Lamvik’s base salary (at a rate of $200,000 per year) for a period of six months following the effective date of his resignation, for a total of $100,000. The agreement also provided for the full acceleration of the vesting of two stock option grants made to Mr. Lamvik in fiscal 2005:

•

an option to purchase 68,750 shares of common stock (which comprised the unvested portion, as of the effective date of Mr. Lamvik’s resignation, of an option to purchase 100,000 shares of common stock granted on March 10, 2005), at an exercise price of $7.15 per share, which was originally scheduled to vest in equal quarterly installments through March 2009; and

•

an option to purchase 32,500 shares of common stock (which comprised the unvested portion, as of the effective date of Mr. Lamvik’s resignation, of an option to purchase 40,000 shares of common stock granted on October 13, 2005), at an exercise price of $6.76 per share, which was originally scheduled to vest in equal quarterly installments through October 2009.

The acceleration of the vesting with respect to these stock options were valued at approximately $79,000 and $50,000, respectively, based on the closing price of $8.30 per share of the Company’s common stock on October 31, 2006 (the effective date of Mr. Lamvik’s resignation) and taking into account exercise prices of $7.15 and $6.76 per share, respectively.

In exchange for these benefits, Mr. Lamvik executed a general release, releasing the Company from any and all claims relating to Mr. Lamvik’s employment and the termination thereof. The settlement agreement and general release also provided for non-disparagement and confidentiality obligations of Mr. Lamvik.

Stephen R. Wong

In January 2007, we entered into an agreement with Stephen R. Wong, our former Chairman, President and Chief Executive Officer, in connection with Mr. Wong’s resignation from the Company. Pursuant to the agreement, the Company agreed to pay Mr. Wong all accrued salary and unused vacation through the effective date of his resignation, valued at $7,137, and to reimburse Mr. Wong for premium payments through December 31, 2007 sufficient to continue Mr. Wong’s group health insurance coverage at the level in effect as of the effective date of his resignation, valued at approximately $13,913 based on Mr. Wong’s monthly premium payments as of the effective date of his resignation. The Company also agreed to continue to pay the basic monthly service charges on Mr. Wong’s cellular telephone until the expiration of his current contract with respect to the same, and to permit Mr. Wong to have continued access to his Company email and voicemail accounts until June 30, 2007. There were no material pre-conditions to the receipt of such severance benefits.

Change of Control Policy

In February 2007, the Compensation Committee recommended, and the Board of Directors approved, the adoption of a Change of Control Policy (the “Policy”). The Policy requires the Company to make severance payments to a covered officer if his or her employment is terminated under certain circumstances. The Policy applies to the following officers: (i) Chief Executive Officer, (ii) Chief Financial Officer, (iii) Chief\Technology Officer, (iv) Vice President of Marketing, (v) Vice President of Product Management, and (vi) Vice President of Sales, unless any such officer has a separate agreement with the Company which provides for specified benefits upon or in connection with a change of control, in which case the Policy does not apply to such officer. Accordingly, the Policy will not apply to Mr. Shahbazian, who currently has an employment agreement (described above) providing for benefits upon or in connection with a change of control. Current officers of the Company benefiting from the Policy are Wayne D. Williams, Chief Technology Officer, Greg Davoll, Vice President of Marketing, Greg Keller, Vice President of Product Management, and Scott B. Schoonover, Vice President, Worldwide Sales.

The Policy provides that if the Company terminates the employment of any of the Chief Executive Officer, Chief Financial Officer or Chief Technology Officer for any reason other than cause, or if the officer terminates his or her employment for good reason, within twelve months following a change of control, the Company will provide such officer with one year annual base salary, immediate vesting upon the termination date of any outstanding equity awards, and continued medical benefits for up to twelve months following the termination date.

If the Company terminates the employment of any of the Vice President of Marketing, Vice President of Product Management, or the Vice President of Sales for any reason other than cause, or if the officer terminates his or her employment for good reason, within twelve months following a change of control, the Company will provide such officer with six months base salary, immediate vesting upon the termination date of any outstanding equity awards, and continued medical benefits for up to six months following the termination date.

In addition, the Policy states that in return for these benefits, each officer covered under the Policy will be required, prior to receiving any such benefits, to execute a general release releasing the Company (or its successor) from any and all claims such officer may have against the Company (or its successor) relating to his or her employment and his or her termination. The Policy may be amended at any time by a written agreement signed by the officer and the Company.

Of the named executive officers, only Mr. Schoonover is currently covered by the Policy.

Had Mr. Schoonover’s employment been terminated without cause, or had Mr. Schoonover resigned for good reason, in either case, on December 29, 2006 and within twelve months following a change of control, he would have been entitled to receive, under the Policy: (i) payments of approximately $16,666 per month for twelve months, for a total of $200,000, and (ii) paid COBRA health care insurance coverage until December 31, 2007, valued at approximately $10,676 based on Mr. Schoonover’s monthly premium payments as of December 29, 2006. As of December 29, 2006, Mr. Schoonover held no stock options or restricted stock of the Company and therefore, the provisions in the Policy relating to full acceleration of vesting of all outstanding awards would have resulted in no benefit to Mr. Schoonover.

Amended and Restated 2004 Equity Incentive Plan

Each of the named executive officers, other than Scott B. Schoonover, has received grants of stock options or restricted stock awards under the Company’s Amended and Restated 2004 Equity Incentive Plan (the “2004 Plan”). Pursuant to the Plan, in the event of a merger in which the Company is not the surviving corporation, the Board shall do one or more of the following:

•	arrange for substitution of the awards under the 2004 Plan;

•	accelerate the vesting of awards, in whole or in part, and have unexercised awards terminate immediately prior to the closing of the merger;

•	cancel awards under the 2004 Plan in exchange for cash payments; and

•	either arrange for any repurchase rights of the Company to apply to the securities issued in substitution for our common stock or terminate repurchase rights.

In addition, the Board may also, but need not, specify that other transactions or events constitute a change of control and take any one or more of the actions described above for a merger transaction. Examples of transactions or events that the Board may treat as a change of control include:

•

a merger in which the stockholders of the Company immediately before the merger own securities representing 50% or less of the total combined voting power or value of the Company immediately after the merger;

•

any person or entity, including a “group” as contemplated by Section 13(d)(3) of the Exchange Act, acquires securities holding 50% or more of the total combined voting power or value of the Company; or

•

as a result of or in connection with a contested election of directors, the persons who were directors of the Company immediately before the election cease to constitute a majority of the Board of Directors.

In each such case, the Board need not adopt the same rules for each award under the 2004 Plan or for each holder of such awards.

Had a change of control occurred on December 29, 2006, and had the Board elected to accelerate the vesting of outstanding, unvested equity awards in connection therewith, each of the named executive officers would have received the following benefits:

•

With respect to Mr. Shahbazian, such action would have resulted in the acceleration of vesting on (i) options to purchase 150,000 shares of common stock, which would have had no value as of such date, based on the closing price of $6.12 per share of the Company’s common stock on December 29, 2006 and taking into account the exercise price of $6.53 per share, and (ii) 62,500 shares of restricted stock, which would have been valued at approximately $382,500, based on the closing price of $6.12 per share of the Company’s common stock on December 29, 2006;

•

With respect to Mr. Sabhlok, such action would have resulted in the acceleration of vesting on (i) options to purchase 85,938 shares of common stock, which would have been valued at approximately $4,079, based on the closing price of $6.12 per share of the Company’s common stock on December 29, 2006 and taking into account the exercise price of the single “in-the-money” stock option of $5.25 per share, and (ii) 25,000 shares of restricted stock, which would have been valued at approximately $153,000, based on the closing price of $6.12 per share of the Company’s common stock on December 29, 2006;

•	With respect to Mr. Schoonover, such action would have resulted in no benefit to Mr. Schoonover, as Mr. Schoonover held no stock options or restricted stock of the Company as of December 29, 2006; and

•

With respect to Mr. Wong, such action would have resulted in no incremental benefit to Mr. Wong, as all of Mr. Wong’s outstanding stock options and restricted stock had fully vested as of December 29, 2006.

DIRECTOR COMPENSATION

The Company uses a combination of cash and equity-based compensation to attract and retain qualified candidates to serve on the Board of Directors. In setting director compensation, the Company considers the significant amount of time that directors expend in fulfilling their duties to the Company as well as the skill level required by the Company of members of the Board of Directors.

Cash Compensation Paid to Directors

During fiscal 2006, non-employee directors received cash compensation of $7,500 for each regular quarterly meeting of the Board attended in person, $2,500 for each regular quarterly meeting of the Board attended by teleconference, and $750 for each meeting of a standing Board committee attended in person or via telephone. In addition, the Audit Committee chairman received a quarterly retainer of $4,000 and the Compensation and Nominating and Corporate Governance Committee Chairmen each received a quarterly retainer of $2,500. Directors were also reimbursed for their reasonable out-of-pocket expenses incurred in connection with their attendance at Board and Board committee meetings.

In December 2006, in connection with the previously-announced review of the Company’s stock option grant practices, the Board formed an ad hoc Special Committee for the purpose of continuing the review that had been commenced by the Audit Committee. The Special Committee was dissolved by the Board on April 30, 2007. The sole member of the Special Committee was Gary E. Haroian. Mr. Haroian received $1,000 per committee meeting attended in person or via telephone, and a quarterly retainer of $2,500. Following the dissolution of the Special Committee, Mr. Haroian also received a one-time compensatory payment of $40,000 in May 2007 in recognition of his service on the Special Committee.

In December 2006, following the termination of the September 2006 merger agreement with EMB Holding Corp. and EMBT Merger Corp. (affiliates of Thoma Cressey Bravo, Inc.), the Board formed an ad hoc Strategy Committee for the purpose of planning for the future business strategy and management of the Company. The Strategy Committee was dissolved by the Board on April 30, 2007. The members of the Strategy Committee were Michael J. Roberts (Chairman), Gary E. Haroian and Samuel T. Spadafora. The members of the Strategy Committee each received $1,000 per committee meeting attended in person or via telephone, and the chairman of the Strategy Committee received a quarterly retainer of $2,500.

Following the resignation of Stephen R. Wong as the Company’s Chairman, President and Chief Executive Officer effective January 12, 2007, the Board formed a Management Oversight Committee to assist the Company’s management team on business and operational matters until a new Chief Executive Officer is appointed. The members of the Management Oversight Committee are Timothy C.K. Chou (co-Chairman) and Samuel T. Spadafora (co-Chairman). Effective as of Mr. Wong’s resignation, each of Messrs. Chou and Spadafora receive cash compensation of $12,000 per month for service on the Management Oversight Committee, as well as $2,000 per day for each full day that either of Mr. Chou or Spadafora spends at the offices of the Company in the performance of their services as members of the Management Oversight Committee. In setting this compensation, the Company considered the significant amount of time and effort that each of Messrs. Chou and Spadafora would expend in fulfilling their duties as members of the Management Oversight Committee. The Management Oversight Committee is expected to continue to operate until the proposed merger with affiliates of Thoma Cressey Bravo, Inc. is completed. Any compensation earned to date with respect to service on the Management Oversight Committee was earned in fiscal 2007, and thus is not reflected in the Director Summary Compensation Table below.

Amended and Restated 2000 Nonemployee Directors Stock Option Plan

Pursuant to the Company’s Amended and Restated 2000 Nonemployee Directors Stock Option Plan (the “Directors’ Plan”), non-employee directors receive non-discretionary, automatic option grants to purchase 25,000 shares of our common stock upon joining the Board and also receive non-discretionary, automatic option grants to purchase 5,000 shares of our common stock on the date of the first regularly scheduled meeting of the Board on or after the first day of each calendar quarter, as long as the non-employee director was then in office for at least three months. The options vest over three years from the date of the grant in equal quarterly installments and are fully vested on the third anniversary of the option grant. The options currently have a term of ten years.

On April 30, 2007, the Board suspended automatic grants of stock options under the Directors’ Plan pending the completion of the proposed merger with affiliates of Thoma Cressey Bravo, Inc.

Director Summary Compensation Table

The table below summarizes the compensation paid by the Company to non-employee directors for the fiscal year ended December 31, 2006:

Name (1)	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($) (2) (3) (4)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($) (5)	Total ($)
Timothy C.K. Chou	$60,250	—	$53,822	—	—	$597	$114,669

Gary E. Haroian	83,000	—	54,741	—	—	2,115	139,856

Frank M. Polestra	61,000	—	60,423	—	—	7,482	128,905

Michael J. Roberts	81,750	—	60,423	—	—	4,250	146,423

Samuel T. Spadafora (6)	72,250	—	63,879	—	—	—	136,129

(1)	Stephen R. Wong, the Company’s former Chairman, President and Chief Executive Officer, resigned from the Company and from the Board of Directors effective January 12, 2007. In fiscal 2006, Mr. Wong did not receive any compensation in his capacity as a member of the Board of Directors. Mr. Wong’s compensation for his service as an officer of the Company is fully reflected in the Summary Compensation Table above.
(2)	Reflects the dollar amount recognized for financial statement reporting purposes for fiscal 2006, in accordance with FAS 123(R), (excluding the impact of estimated forfeitures) and thus includes amounts from awards granted in and prior to 2006. As of December 31, 2006, each director has the following number of options outstanding: (i) Timothy C.K. Chou: 122,500 shares; (ii) Gary E. Haroian: 70,000 shares; (iii) Frank M. Polestra: 110,000 shares; (iv) Michael J. Roberts: 115,209 shares; (v) Samuel T. Spadafora: 90,000 shares.
(3)	For each director, the aggregate grant date fair value for all grants made in fiscal 2006 computed in accordance with FAS 123(R) was $63,158.
(4)	On January 19, 2006, Messrs. Chou, Haroian, Polestra, Roberts and Spadafora each received an option to purchase 5,000 shares of our common stock with an exercise price equal to $7.47 per share pursuant to the Directors Plan. On May 1, 2006, Messrs. Chou, Haroian, Polestra, Roberts and Spadafora each received an option to purchase 5,000 shares of our common stock with an exercise price equal to $6.04 per share pursuant to the Directors Plan. On July 31, 2006, Messrs. Chou, Haroian, Polestra, Roberts and Spadafora each received an option to purchase 5,000 shares of our common stock with an exercise price equal to $5.88 per share pursuant to the Directors Plan. On October 30, 2006, Messrs. Chou, Haroian, Polestra, Roberts and Spadafora each received an option to purchase 5,000 shares of our common stock with an exercise price equal to $8.27 per share pursuant to the Directors Plan. In each case, the options vest over three years from the date of the grant in equal quarterly installments and are fully vested on the third anniversary of the option grant. The options currently have a term of ten years.

(5)	The amounts shown consist of reimbursement for reasonable out-of-pocket expenses incurred by each director in connection with attendance at Board and Board committee meetings.
(6)	Although Mr. Spadafora is not a member of the Audit Committee, he was asked to attend seven meetings of the Audit Committee in fiscal 2006, for which he received the same fees per meeting as were paid to other non-Chair members of the Audit Committee.

Compensation Committee Interlocks and Insider Participation

No interlocking relationship exists, or in the past fiscal year has existed, between any member of our Compensation Committee and any member of any other company’s board of directors or compensation committee.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information

The following table provides information as of December 31, 2006 with respect to compensation plans maintained by the Company under which equity securities of the Company are authorized for issuance:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)		(c)

Equity compensation plans approved by security holders	4,278,208		$6.37		3,913,629	(1)

Equity compensation plans not approved by security holders	643,817	(2)	$11.42	(2)	—

Total	4,922,025		$7.03		3,913,629

(1)	Consists of shares available for future issuance under our Amended and Restated 2004 Equity Incentive Plan and Amended and Restated 2000 Nonemployee Directors Stock Option Plan. As of December 31, 2006, an aggregate of 3,613,629 shares of common stock were available for issuance under the Amended and Restated 2004 Equity Incentive Plan and 300,000 shares of common stock were available for issuance under the Amended and Restated 2000 Nonemployee Directors Stock Option Plan.
(2)	Consists of the following:

(a) 200,000 shares issuable upon exercise of a employment inducement options granted to Michael Shahbazian as an inducement to cause him to join the Company as its Senior Vice President and Chief Financial Officer.

(b) 443,817 shares issued under the Company’s Amended and Restated 1993 Stock Option Plan that were not approved by the Company’s stockholders. In June 2003, the Board amended the Company’s 1993 Stock Option Plan to (a) extend the expiration date from November 1, 2003 to the earlier of November 1, 2004 or the approval by the Company’s stockholders of a new plan, (b) give the Company the ability to issue restricted stock under the plan and (c) increase the number of shares authorized for issuance by 1,000,000 shares on each of July 1, 2004, 2005, and 2006, unless the 1993 Stock Option Plan was earlier terminated or superseded by a new plan. These amendments to the 1993 Stock Option Plan were not approved by the stockholders of the Company. In June 2004, the 2004 Equity Incentive Plan was approved by the Company’s stockholders and superseded the 1993 Stock Option Plan. No further grants will be made under the 1993 Stock Option Plan.

The material terms of the Company’s Amended and Restated 2004 Equity Incentive Plan, Amended and Restated 1993 Stock Option Plan and Amended and Restated 2000 Nonemployee Directors Stock Option Plan are described, in accordance with the requirements of Statement of Accounting Standards No. 123, in Note 13 in the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding the beneficial ownership of Embarcadero common stock as of April 5, 2007 by each of the following:

•	each person or entity who is known by us to own beneficially 5% or more of our outstanding common stock;

•	each of our directors;

•	each of the named executive officers; and

•	all of our directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the SEC which generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities. In computing the number of shares beneficially owned by a person and the percent of ownership of that person, shares of common stock subject to options or warrants held by that person which are currently exercisable or will become exercisable within 60 days after April 5, 2007, are deemed outstanding, while the shares are not deemed outstanding for purposes of computing percent ownership of any other person. Percentage of shares owned is based on 26,141,673 shares of common stock outstanding as of April 5, 2007.

Unless otherwise indicated below, each stockholder named in the table has sole voting and investment power with respect to all shares beneficially owned, subject to applicable community property laws. Unless otherwise indicated below, the address of each stockholder named in the table is Embarcadero Technologies, Inc., 100 California Street, 12th Floor, San Francisco, California 94111.

Name of Beneficial Holder	Number of Shares Beneficially Owned	Options Included in Beneficial Ownership	Percentage of Shares Owned
5% Beneficial Holders:

Stephen R. Wong (1)	5,485,000	1,100,000	20.13%

AMVESCAP PLC (2)	3,508,830	—	13.42%

S Squared Technology, LLC (3)	2,953,400	—	11.30%

Chapman Capital L.L.C.(4)	2,422,856	—	9.27%

Wells Fargo & Company (5)	2,239,536	—	8.57%

Executive Officers and Directors:

Raj P. Sabhlok	597,938	381,875	2.25%

Michael Shahbazian	161,595	75,000	*

Scott B. Schoonover	—	—	—

Timothy C.K. Chou	92,496	92,496	*

Gary E. Haroian	45,829	45,829	*

Frank M. Polestra	102,496	92,496	*

Michael J. Roberts	90,830	90,830	*

Samuel T. Spadafora	67,496	67,496	*

All directors and executive officers as a group (8 persons)	1,158,680	846,022	4.29%

*	Represents beneficial ownership of less than 1%.
(1)	Represents shares known by us to be held by Stephen R. Wong as of December 31, 2006. The address for Mr. Wong is 765 Market St., San Francisco, CA 94103.
(2)	Based on information reported on a Schedule 13G/A filed with the SEC on February 14, 2007 and represents shares held by AMVESCAP PLC on behalf of itself and its subsidiaries as of December 31, 2006. The address of AMVESCAP PLC is 30 Finsbury Square, London EC2A 1AG, England.
(3)	Based on information reported on Schedule 13G filed with the SEC on February 14, 2007 and represents shares held by S Squared Technology, LLC (“SST”) and its affiliate S Squared Technology Partners, L.P. (“SSTP”), as of December 31, 2006. Seymour L. Goldblatt is the President of each SST and SSTP and owns a majority of the interests in SST. Kenneth A. Goldblatt owns a majority of the interests in SSTP. The address for S Squared Technology, LLC is 515 Madison Avenue, New York, NY 10022.

(4)	Based on information reported on a Schedule 13D/A filed with the SEC on April 6, 2007 and represents shares held by Chapman Capital L.L.C. and certain funds, of which Chapman Capital L.L.C. is the investment manager and adviser as of April 6, 2007. Robert L. Chapman, Jr. is the Managing Member of Chapman Capital L.L.C. The address for Chapman Capital L.L.C. is Pacific Corporate Towers, 222 N. Sepulveda Blvd., El Segundo, California 90245.
(5)	Based on information reported on a Schedule 13G/A filed with the SEC on February 7, 2007 and represents shares held by Wells Fargo & Company and certain of its subsidiaries, reported on a consolidated basis as of December 31, 2006. The address for Wells Fargo & Company is 420 Montgomery Street, San Francisco, CA 94104.

Changes in Control

On April 5, 2007, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with EMB Holding Corp., a Delaware corporation (“Parent”) and EMBT Merger Corp., a Delaware corporation and a wholly-owned subsidiary of Parent (“Merger Sub”), pursuant to which Merger Sub will merge with and into the Company (the “Merger”), and the Company will survive as a wholly-owned subsidiary of Parent. Parent and Merger Sub are affiliates of Thoma Cressey Bravo, Inc. Pursuant to the Merger Agreement, at the effective time of the Merger, each issued and outstanding share of common stock, par value $0.001 per share, of the Company (the “Shares”), other than Shares owned by (i) the Company or any of its subsidiaries, (ii) Parent, or (iii) any stockholders who are entitled to and who properly exercise appraisal rights under Delaware law, will be automatically converted into the right to receive $7.20 in cash per share, without interest. The consummation of the Merger is subject to, among other things, the adoption of the Merger Agreement by the stockholders of the Company.

Each of Raj Sabhlok, Michael Shahbazian, Wayne Williams, Scott Schoonover and Stephen R. Wong (the Company’s former Chairman, President and Chief Executive Officer) entered into Voting Agreements with Parent and the Company on April 5, 2007, pursuant to which each individual agreed, among other things, to vote all of his shares of common stock of the Company and those acquired after the date of the agreements, if any, in favor of the adoption of the Merger Agreement. These agreement represent an aggregate of 4,782,658 shares, or 18.3% of the issued and outstanding common stock of the Company. These agreements terminate upon the earlier of the effective time of the Merger, the termination of the Merger Agreement, or the date on which the Board withdraws or modifies its approvals or recommendations of the Merger.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Since January 1, 2006, there has not been, nor is there currently proposed, any transaction or series of similar transactions to which the Company was or is to be a party in which the amount involved exceeds $120,000 and in which any current director, executive officer or holder of more than 5% of the Company’s common stock, or any immediate family member of any of the foregoing, had or will have a direct or indirect interest other than the transactions described below.

Employment Agreements, Severance Agreements, Change of Control Policy and Other Compensation Arrangements

See the discussion above entitled “Employment Agreements, Severance Agreements, Change of Control Policy and Other Compensation Arrangements.”

Equity Awards

We have granted stock options and restricted stock awards to our directors and executive officers, and we intend to grant additional options and/or awards to our directors and executive officers in the future. We have agreed to grant to Scott B. Schoonover, our Vice President, Worldwide Sales, on the date that is two business days following the filing of this Annual Report on Form 10-K (i) options to purchase 100,000 shares of common stock and (ii) 40,000 shares of restricted stock. The options will have a term of seven years, and will vest over a four-year period, with 25% vesting and becoming exercisable on October 19, 2007 (the first anniversary of Mr. Schoonover’s employment start date with the Company), and the remaining shares vesting and becoming exercisable ratably on a quarterly basis over the three years thereafter. The restricted stock will vest over a two-year period, with 50% vesting on October 19, 2007, and 25% vesting on each of April 19 and October 19, 2008. The awards will be made under the Company’s Amended and Restated 2004 Equity Incentive Plan and will otherwise have the terms and conditions set forth in the Company’s standard equity award agreements.

Pursuant to the Company’s Amended and Restated 2000 Nonemployee Directors Stock Option Plan, non-employee directors receive non-discretionary, automatic option grants to purchase 5,000 shares of our common stock on the date of the first regularly scheduled meeting of the Board on or after the first day of each calendar quarter, as long as the non-employee director was then in office for at least three months. On April 30, 2007, the Board suspended automatic grants of stock options under the Directors’ Plan pending the completion of the proposed merger with affiliates of Thoma Cressey Bravo, Inc.

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

Review, Approval or Ratification of Related Party Transactions

Pursuant to its charter, our Audit Committee is responsible for reviewing and approving related party transactions. Related parties include any of our directors and executive officers, holders of more than 5% of the Company’s common stock, and any immediate family members of the foregoing. To identify related party transactions not otherwise brought to the Audit Committee’s attention, each year we require our directors and executive officers to complete Director and Officer Questionnaires identifying any transactions with us in which any related party has an interest. In the course of its review of related party transactions, the Audit Committee may consider the nature of the related person’s interest in the transaction, the material terms of the transaction, and any other matters that it deems appropriate.

In addition, we have adopted a Code of Conduct that requires our directors, officers and employees to ethically handle conflicts of interest, both real and perceived, in personal and professional relationships. The Code of Conduct may be viewed on the Company’s website at www.embarcadero.com under the tab entitled “Investors” and “Corporate Governance.”

Director Independence

The Board has determined that each of the Company’s directors is “independent” under the current rules of the Nasdaq Global Select Market with respect to his service as a director. Standing committees of the Board include an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee. For information regarding membership on each of these standing committees, see above in Item 10 of this Annual Report on Form 10-K. The Board has determined that each member of each of the standing committees is “independent” under the current rules of the Nasdaq Global Select Market relating thereto.

In April 2005, the Company adopted Corporate Governance Guidelines to assist the Board of Directors in exercising its responsibilities. These Corporate Governance Guidelines may be viewed on the Company’s website at www.embarcadero.com under the tab entitled “Investors” and “Corporate Governance.”

Item 14.	Principal Accountant Fees and Services.

The Audit Committee has appointed PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2007.

The following table shows the fees paid or accrued by the Company for the audit and other services provided by PricewaterhouseCoopers LLP for fiscal 2006 and 2005.

	2006	2005
Audit Fees (1)	$701,095	$826,930

Audit-Related Fees (2)	15,600	67,000

Tax Fees (3)	58,731	34,880

Total	$887,238	$928,810

(1)	Audit fees represent fees for professional services provided in connection with the audit of the Company’s financial statements and review of the Company’s quarterly financial statement and audit services provided in connection with other statutory or regulatory filings. Audit fees for fiscal 2006 and 2005 included the audit of management’s report on the effectiveness of the Company’s internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002.
(2)	Audit-related fees consist of assurance and related services that traditionally are performed by the independent accountant and generally are overseen by licensed accountants, such as accounting consultations, employee benefit plan audits, services related to business acquisitions and divestitures and other attestation services.
(3)	For each of fiscal 2006 and 2005, tax fees principally included tax compliance fees.

Pursuant to the Company’s Audit Committee Pre-Approval Policy, the Audit Committee pre-approves audit and non-audit services not prohibited by law to be performed by the Company’s independent registered public accounting firm and associated fees. All of the above audit-related services, tax services and other services were approved by the Audit Committee.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

The following documents are being filed as part of this report on Form 10-K:

(a) Financial Statements

(b) Exhibits

Exhibit Number	Description of Document
2.1 (1)	Agreement and Plan of Merger and Reorganization, dated as of October 13, 2005, by and among Embarcadero Technologies, Inc., DSEC Merger Company, SHC Ambeo Acquisition Corp., and Valerie Anderson as Stockholder Representative.

2.2 (2)	Agreement and Plan of Merger, dated as of September 6, 2006, by and among Embarcadero Technologies, Inc., EMB Holding Corp., and EMBT Merger Corp.

2.3 (3)	Termination and Mutual Release Agreement, dated December 16, 2006, by and among Embarcadero Technologies, Inc., EMB Holding Corp., and EMBT Merger Corp.

3.1 (4)	Amended and Restated Certificate of Incorporation.

3.2 (4)	Amended and Restated Bylaws.

4.1 (4)	Specimen Common Stock Certificate.

10.1 * (5)	Amended and Restated 1993 Stock Option Plan (amended June 23, 2003 to be effective November 1, 2003).

10.2 * (6)	Amended and Restated 2000 Nonemployee Directors Stock Option Plan (as amended through July 31, 2006).

10.3 (7)	Form of Indemnification Agreement.

10.4 (4)	Office Lease, dated April 23, 1999, by and between Metropolitan Life Insurance Company and Embarcadero Technologies, Inc., as amended.

10.5 (4)	Lease Agreement, dated as of August 1, 1999, by and between NewCon Software, Inc. and Embarcadero Technologies, Inc.

10.6 (4)	Lease, dated as of December 6, 1999, by and between Wallace J. Getz and Embarcadero Technologies, Inc.

10.7 * (4)	Employment Offer Letter to Raj P. Sabhlok dated January 24, 2000.

10.8 (8)	Lease Agreement, dated June 4, 1998, by and between Burger Investments FLP and Advanced Software Technologies, Inc.

10.9 (9)	Lease, dated as of November 15, 2000, by and between Forty-Five Fremont Associates and Embarcadero Technologies, Inc.

10.10 (10)	Lease Agreement, dated April 19, 2004, by and between WB 100 California and Embarcadero Technologies, Inc.

10.11 * (6)	Amended and Restated 2004 Equity Incentive Plan (as amended through July 31, 2006).

10.12 * (11)	Form of Restricted Stock Purchase Agreement.

10.13 * (12)	Employment Offer Letter to Michael Shahbazian dated October 20, 2005.

10.14 (13)	Lease Agreement, dated as of October 13, 2005, by and between Ryan Oaks, LLC and Embarcadero Technologies, Inc.

10.15 (14)	Lease Agreement, dated as of August 9, 2006, by and between Vulcann Pty Ltd. and Embarcadero Technologies Australia Pty Ltd.

10.16 * (14)	Letter Agreement, dated July 27, 2006, by and between Michael Shahbazian and Embarcadero Technologies, Inc.

10.17 *	Settlement Agreement and General Release, dated October 18, 2006, by and between Embarcadero Technologies, Inc. and Robert Lamvik.

10.18 *	Employment Offer Letter to Scott B. Schoonover, dated October 19, 2006.

21.1	List of Subsidiaries.

23.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.

24.1	Power of Attorney (reference is made to the signature page).

31	Certification of Michael Shahbazian pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley act of 2002.

32	Certification of Michael Shahbazian pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement.
(1)	Incorporated by reference to exhibit to Embarcadero’s Current Report on Form 8-K filed on October 14, 2005.
(2)	Incorporated by reference to annex to Embarcadero’s Definitive Proxy Statement filed on October 24, 2006.
(3)	Incorporated by reference to exhibit to Embarcadero’s Current Report on Form 8-K filed on December 18, 2006.
(4)	Incorporated by reference to exhibit to Embarcadero’s Registration Statement on Form S-1, as amended (File No. 333-30805) and declared effective on April 19, 2000.
(5)	Incorporated by reference to exhibit to Embarcadero’s Quarterly Report on Form 10-Q filed on August 11, 2003.
(6)	Incorporated by reference to appendix to Embarcadero’s Definitive Proxy Statement filed on June 26, 2006.
(7)	Incorporated by reference to exhibit to Embarcadero’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, filed concurrently with this Form 10-K.
(8)	Incorporated by reference to exhibit to Embarcadero’s Registration Statement on Form S-1 filed on February 15, 2001 (File No. 333-55730).
(9)	Incorporated by reference to exhibit to Embarcadero’s Annual Report on Form 10-K filed on March 20, 2001.
(10)	Incorporated by reference to exhibit to Embarcadero’s Quarterly Report on Form 10-Q filed on May 10, 2004.
(11)	Incorporated by reference to exhibit to Embarcadero’s Registration Statement on Form S-8 filed on November 14, 2005.
(12)	Incorporated by reference to exhibit to Embarcadero’s Annual Report on Form 10-K filed on March 16, 2006.
(13)	Incorporated by reference to exhibit to Embarcadero’s Quarterly Report on Form 10-Q filed on May 10, 2006.
(14)	Incorporated by reference to exhibit to Embarcadero’s Quarterly Report on Form 10-Q filed on August 9, 2006.

(c) Financial Statement Schedule

Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in San Francisco, California, on the 23rd day of May, 2007.

EMBARCADERO TECHNOLOGIES, INC.

	By:	/s/ MICHAEL SHAHBAZIAN
Michael Shahbazian
Chief Financial Officer
Date: May 23, 2007

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Michael Shahbazian as his true and lawful attorney-in-fact and agent, with full power of substitution, for him in any and all capacities, to sign any and all amendments to this report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, with full power to act alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully for all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ MICHAEL SHAHBAZIAN	Senior Vice President and Chief Financial Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)	May 23, 2007
Michael Shahbazian

/s/ TIMOTHY C.K. CHOU	Director	May 23, 2007
Timothy C.K. Chou

/s/ GARY E. HAROIAN	Director	May 23, 2007
Gary E. Haroian

/s/ FRANK M. POLESTRA	Director	May 23, 2007
Frank M. Polestra

/s/ MICHAEL J. ROBERTS	Director	May 23, 2007
Michael J. Roberts

/s/ SAMUEL T. SPADAFORA	Director	May 23, 2007
Samuel T. Spadafora