Form 10-Q
period 2007-03-31
EMBARCADERO TECHNOLOGIES INC
filed 2007-05-24
CIK 1107112

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007.

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

EMBARCADERO TECHNOLOGIES, INC.

EXPLANATORY NOTE

This Quarterly Report on Form 10-Q for our quarter ended March 31, 2007 includes restatements of our condensed consolidated financial statements for our quarter ended March 31, 2006 (and related disclosures). See Note 2, “Restatement of Condensed Consolidated Financial Statements,” to Condensed Consolidated Financial Statements (unaudited) for a detailed discussion of the effects of the restatement.

In our Annual Report on Form 10-K for the year ended December 31, 2006, which is being filed concurrently with the Securities Exchange Commission (the “2006 Form 10-K”), we restated our unaudited quarterly financial information and financial statements for the first and second quarters of 2006. As described in the 2006 Form 10-K, the restatement was a result of an independent review of our historical stock option practices and related accounting that was conducted by a Special Committee of our Board of Directors, as well as for sales tax liability expense adjustment for prior periods.

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

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

EMBARCADERO TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	March 31, 2007	December 31, 2006 (1)
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$20,306	$71,219
Short-term investments	53,951	—
Trade accounts receivable, net	7,757	10,444
Prepaid expenses and other current assets	1,412	1,642
Deferred income taxes	605	605

Total current assets	84,031	83,910
Property and equipment, net	1,474	1,542
Goodwill	14,344	14,338
Other intangible assets, net	1,831	2,072
Deferred income taxes	4,718	4,718
Other assets, net	40	40

Total assets	$106,438	$106,620

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$429	$324
Accrued liabilities	6,637	7,560
Capital lease obligations	25	64
Deferred revenue	18,158	17,354

Total current liabilities	25,249	25,302
Long-term deferred revenue	394	457
Long-term accrued income taxes	200	—
Long-term capital lease obligations	5	11
Long-term restructuring accrual	218	383

Total liabilities	26,066	26,153
Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock: $0.001 par value	26	26
Treasury stock	(20,664)	(20,664)
Additional paid-in capital	100,184	99,978
Accumulated other comprehensive income	879	838
Retained earnings (accumulated deficit)	(53)	289

Total stockholders’ equity	80,372	80,467

Total liabilities and stockholders’ equity	$106,438	$106,620

(1)	The balance sheet as of December 31, 2006 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

EMBARCADERO TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006
		(As Restated)(1)
Revenues:
License	$4,765	$6,613
Maintenance	8,502	7,909

Total revenues	13,267	14,522

Cost of revenues:
License	154	137
Amortization of acquired technology	199	199
Maintenance	570	650

Total cost of revenues	923	986

Gross profit	12,344	13,536

Operating expenses:
Research and development	3,493	4,679
Sales and marketing	4,435	6,191
General and administrative	5,154	2,410

Total operating expenses	13,082	13,280

Income (loss) from operations	(738)	256
Other income, net	605	439
Cumulative effect of change in accounting principle	—	200

Income (loss) before provision for income taxes	(133)	895
Provision for income taxes	(15)	(340)

Net income (loss)	$(148)	$555

Net income (loss) per share:
Basic	$(0.01)	$0.02

Diluted	$(0.01)	$0.02

Weighted average shares used in per share calculation:
Basic	25,972	25,733

Diluted	25,972	27,254

Stock-based compensation included in the above expenses:
Cost of revenues	$176	$20
Research and development	88	256
Sales and marketing	11	296
General and administrative	(63)	370

(1)	See Note 2, “Restatement of Condensed Consolidated Financial Statements,” in Notes to Condensed Consolidated Financial Statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

EMBARCADERO TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006 (As Restated) (1)
Cash from operating activities:
Net income (loss)	$(148)	$555
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	239	331
Provision for doubtful accounts	—	67
Amortization of acquired technology	199	199
Amortization of other intangible assets	42	42
Stock-based compensation	212	942
Cumulative effect of change in accounting principle	—	(200)
Changes in assets and liabilities:
Trade accounts receivable	2,699	1,412
Prepaid expenses and other assets	236	305
Accounts payable and accrued liabilities	(960)	(516)
Deferred revenue	738	1,374

Net cash provided by operating activities	3,257	4,511

Cash from investing activities:
Purchase of investments	(62,101)	(423)
Maturities of investments	8,150	—
Purchase of property and equipment	(165)	(240)

Net cash used in investing activities	(54,116)	(663)

Cash from financing activities:
Payments of principal under capital lease obligation	(45)	(43)
Proceeds from exercise of stock options	—	210

Net cash provided by (used in) financing activities	(45)	167

Effect of exchange rate changes on cash and cash equivalents	(9)	(1)
Net increase (decrease) in cash and cash equivalents	(50,913)	4,014
Cash and cash equivalents at the beginning of the period	71,219	7,943

Cash and cash equivalents at the end of the period	$20,306	$11,957

(1)	See Note 2, “Restatement of Condensed Consolidated Financial Statements,” in Notes to Condensed Consolidated Financial Statements.

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

The accompanying unaudited condensed consolidated financial statements reflect all adjustments, which, in the opinion of the Company, are necessary for a fair statement of the results for the interim periods presented. All such adjustments are normal recurring adjustments. These financial statements have been prepared in accordance with generally accepted accounting principles related to interim financial statements and the applicable rules of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The balance sheet at December 31, 2006, was derived from the audited financial statements, but it does not include all disclosures required by accounting principles generally accepted in the United States of America for complete financial statements.

The financial statements and related disclosures have been prepared with the presumption that users of the interim financial information have read or have access to the audited financial statements for the preceding fiscal year. As a result of the restatement of previously issued financial statements discussed in Note 2 below, these financial statements should be read in conjunction with the restated audited financial statements and the related notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, being filed concurrently with Securities and Exchange Commission.

Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2007 or for any future period. Further, the preparation of condensed consolidated financial statements requires management to make estimates and assumptions that affect the recorded amounts reported therein. A change in facts or circumstances surrounding the estimates could result in a change to the estimates and impact future operating results.

NOTE 2—RESTATEMENT OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Restatement of Previously Issued Financial Statements

In our Annual Report on Form 10-K for the year ended December 31, 2006, which is being filed concurrently with the Securities Exchange Commission (the “2006 Form 10-K”), we restated our unaudited quarterly financial information and financial statements for the first and second quarters of 2006. As described in the 2006 Form 10-K, the restatement was a result of an independent review of our historical stock option practices and related accounting that was conducted by a Special Committee of our Board of Directors, as well as for sales tax liability expense adjustment for prior periods.

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

Effects of the Restatement Adjustments

The following table presents the effect of the stock-based compensation, sales tax liability accrual adjustments and their related tax adjustments on the Company’s previously reported condensed consolidated statements of operations (in thousands):

EMBARCADERO TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(In thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2006 (As Reported)	Adjustment	2006 (As Restated)
Revenues:
License	$6,613	$—	$6,613
Maintenance	7,909	—	7,909

Total revenues	14,522	—	14,522

Cost of revenues:
License	137	—	137
Amortization of acquired technology	199	—	199
Maintenance	650	—	650

Total cost of revenues	986	—	986

Gross profit	13,536	—	13,536

Operating expenses:
Research and development	4,660	19	4,679
Sales and marketing	6,173	18	6,191
General and administrative	2,326	84	2,410

Total operating expenses	13,159	121	13,280

Income (loss) from operations	377	(121)	256
Other income (expense), net	439	—	439
Cumulative effect of change in accounting principle	200	—	200

Income before provision for income taxes	1,016	(121)	895
Provision for income taxes	(340)	—	(340)

Net income	$676	$(121)	$555

Net income (loss) per share:
Basic	$0.03	$(0.01)	$0.02

Diluted	$0.02	$(0.00)	$0.02

Weighted average shares used in per share calculation:
Basic	25,733	—	25,733

Diluted	27,254	—	27,254

Stock-based compensation included in the above expenses:
Cost of revenues	$20	$—	$20
Research and development	237	19	256
Sales and marketing	278	18	296
General and administrative	367	3	370

The following table presents the effects of the restatement adjustments on the Company’s previously reported condensed consolidated statements of cash flows (in thousands):

EMBARCADERO TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three months ended March 31, 2006
	(As Reported)	Adjustment	(As Restated)
Cash from Operating Activities:
Net income (loss)	$676	$(121)	$555
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	331		331
Provision for (reduction in) doubtful accounts	67		67
Amortization of acquired technology	199		199
Amortization of other intangible assets	42		42
Stock-based compensation	902	40	942
Cumulative effect of change in accounting principle	(200)		(200)
Changes in assets and liabilities:
Trade accounts receivable	1,412		1,412
Prepaid expenses and other assets	305		305
Accounts payable and accrued liabilities	(597)	81	(516)
Deferred revenue	1,374		1,374

Net cash provided by operating activities	4,511	(0)	4,511

Cash from Investing Activities:
Purchase of investments	(423)		(423)
Purchase of property and equipment	(240)		(240)

Net cash used in investing activities	(663)		(663)

Cash from Financing Activities:
Payments of principal under capital lease obligation	(43)		(43)
Proceeds from exercise of stock options	210		210

Net cash provided by financing activities	167		167

Effect of exchange rate changes on cash and cash equivalents	(1)		(1)
Net increase in cash and cash equivalents	4,014		4,014
Cash and cash equivalents at the beginning of the period	7,943		7,943

Cash and cash equivalents at the end of the period	$11,957		$11,957

NOTE 3—SIGNIFICANT ACCOUNTING POLICIES

Recent Accounting Pronouncements

On January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). Under FIN 48, the impact of an uncertain income tax position on income tax expense must be recognized at the largest amount that is more likely than not to be sustained. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. As a result, the Company increased its reserves for uncertain tax positions by $0.2 million, including interest and penalties, as a cumulative adjustment to the beginning balance of retained earnings. At the adoption date of January 1, 2007, the Company had approximately $2.0 million of unrecognized tax benefits, $1.8 million of which would affect our income tax expense if recognized; the remaining balance of the unrecognized tax benefits would be an adjustment to goodwill.

The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. As of January 1, 2007, the Company had approximately $0.1 million of accrued interest and penalties related to uncertain tax positions.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, various states and foreign jurisdictions. The Company is no longer subject to U.S. federal tax examinations for years prior to 2003. An IRS examination of 2003 and 2004 was concluded in April 2007. For state tax matters, the Company is no longer subject to examinations for years prior to 2002 for California purposes, and for years prior to 2003 for other states for which tax returns have been filed. Foreign income tax matters for most foreign jurisdictions have been concluded for years through 2001, except for the United Kingdom, which have been concluded for years through 2003. The Company has not been under an examination by any state or foreign jurisdictions.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value instruments. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 17, 2007, and interim periods within those fiscal years. The Company is reviewing SFAS No. 157 and has not yet determined the impact, if any, on its financial position or results of operations.

NOTE 4—OTHER COMPREHENSIVE INCOME (LOSS)

Other comprehensive income (loss) consists of foreign currency translation adjustments during the period.

The components of other comprehensive income are as follows (in thousands) (unaudited):

	Three Months Ended March 31,
	2007	2006 (As restated)
	(unaudited)
Net income (loss)	$(148)	$555
Foreign currency translation adjustments	41	35

Comprehensive income (loss)	$(107)	$590

NOTE 5—EARNINGS PER SHARE

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

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net income per share is as follows (in thousands, except per share data) (unaudited):

	Three Months Ended March 31,
	2007	2006
		As restated
Calculation of basic net income per share:
Net income (loss)	$(148)	$555
Weighted average common shares outstanding	25,972	25,733

Net income per share, basic	$(0.01)	$0.02

Calculation of diluted net income per share:
Net income (loss)	$(148)	$555
Weighted average—common shares outstanding	25,972	25,733
Dilutive securities—common stock options and non-vested shares	—	1,521

Weighted average—common shares outstanding and potentially dilutive common shares	25,972	27,254

Net income (loss) per share, diluted	$(0.01)	$0.02

Anti-dilutive common stock and non-vested common stock, not included in net income per share calculation:	—	1,954

NOTE 6—CAPITALIZED SOFTWARE DEVELOPMENT COSTS

The Company accounts for certain software development costs, including purchased software, in accordance with SFAS No. 86, “Accounting for Costs of Computer Software to be Sold, Leased or Otherwise Marketed.” In the three months ended March 31, 2007 and 2006, the Company did not capitalize any software development costs because no costs met the criteria for capitalization. Capitalized software is typically amortized over a period of 36 months. The remaining lives of the capitalized software at March 31, 2007 are between 9 and 21 months. The capitalized software development costs are as follows (in thousands):

	As of March 31, 2007 (unaudited)			As of December 31, 2006
	Gross Amortization Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Amortization Carrying Amount	Accumulated Amortization	Net Carrying Amount
Capitalized software	$8,546	$7,317	$1,229	$8,546	$7,118	$1,428

The net capitalized software costs are included in long-term “Other intangible assets, net” on the Company’s balance sheet.

NOTE 7—RESTRUCTURING AND IMPAIRMENT LOSS

During the year ended December 31, 2004, the Company recorded a restructuring and impairment charge of $4.1 million related to the consolidation of our office leases in San Francisco. The restructuring charge included a $2.8 million charge, which represented the net present value of the Company’s future contractual lease obligations, net of any sublease income, and $566,000 of other expenses, principally lease commissions, legal fees and other subtenant allowances. In addition to the restructuring provision, the Company abandoned approximately $680,000 of leasehold improvements and excess furniture and fixtures.

A summary of the restructuring accrual is as follows (in thousands):

	Facility Leases, Net of Sublease Income	Other Restructuring Expenses	Total
Balance as of December 31, 2006	$943	$4	$947
Net cash payments during the three months ended March 31, 2007	$(205)	—	$(205)

Balance as of March 31, 2007	$738	$4	$742

As of March 31, 2007, approximately $218,000 of the restructuring accrual is recorded as long-term liabilities.

NOTE 8—STOCK-BASED COMPENSATION

Stock-Based Compensation

Effective January 1, 2006, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R) , “Share-Based Payments.” Under the provisions of SFAS 123(R), we recorded stock compensation expense in our consolidated statement of operations for the three months ended March 31, 2007 and 2006 of $0.2 million and $0.7 million, respectively. We utilized the Black-Scholes valuation model for estimating the fair value of the equity awards granted after the adoption of SFAS 123(R).

Under SFAS 123(R), the Company recognized $126,000 and $441,000, net of taxes, of compensation expense related to stock options and employee stock purchases in the three months ended March 31, 2007 and 2006, respectively. The following table summarizes stock-based compensation expense related to employee stock options and employee stock purchases under SFAS 123(R) for the three months ended March 31, 2007 and 2006, which was allocated as follows (in thousands, except per share amounts) (unaudited):

	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006 (As Restated)
Stock-based compensation expense included in:
Cost of revenues	$176	$20
Research and development	88	256
Sales and marketing	11	296
General and administrative	(63)	370

Stock-based compensation expense included in operating earnings	212	942
Cumulative effect of change in accounting principle	—	(200)

Stock-based compensation expense included in total income	212	742
Tax benefit	(86)	(301)

Stock-based compensation expense, net of tax	$126	$441

Upon adoption of SFAS 123(R), the Company continued to calculate the value of each employee stock option, estimated on the date of grant, using the Black-Scholes model in accordance with SFAS 123(R). The weighted-average estimated values of director stock options granted during the three months ended March 31, 2007, were $2.95 per share, respectively, using the following weighted-average assumptions:

	Three Months Ended March 31,
	2007	2006
Risk-free interest rate	4.65%	4.47%
Expected life	4 years	4 years
Expected dividends	0	0
Volatility	55%	55%

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

Revenues and long-lived assets by geographic regions are as follows (in thousands):

	Three Months Ended March 31,
	2007	2006
	(unaudited)
Revenues:
North America (1)	$10,195	$11,777
EMEA	1,843	1,690
APAC	1,229	1,055

Total	$13,267	$14,522

(1)	Includes gross revenues related to Canada of $785 and $669 for the three months ended March 31, 2007 and 2006, respectively.

Long-lived assets by geographic regions are as follows (in thousands):

	As of March 31, 2007 (unaudited)	As of December 31, 2006
Long lived assets:
North America (2)	$1,150	$1,265
EMEA	297	246
APAC	27	31

Total	$1,474	$1,542

(2)	Includes long lived assets related to Canada of $189 and $205 as of March 31, 2007 and December 31, 2006, respectively.

NOTE 10—COMMITMENTS AND CONTINGENCIES

Bank Credit Facility

A financial institution issued to the Company an irrevocable standby letter of credit for approximately $120,000 in relation to a real estate lease agreement executed in April 2004. The standby letter of credit will expire on June 1, 2008.

Leases

The Company leases office space and equipment under non-cancelable operating lease agreements that expire at various dates through 2011. The Company recognizes rent expense on a straight-line basis over the lease period and has accrued for rent expense incurred but not paid. Some of the lease agreements have renewal options ranging from one to five years. In April 2004, the Company announced a restructuring plan. As a part of that plan, the Company entered into a new five-year lease commitment and subleased the remainder of its long-term San Francisco office leases. The lease and subleases were executed in April 2004. The subleases will expire in July 2008. The Company’s net contractual sublease income over the remaining duration of the subleases is $358,000 receivable as follows: $201,000 in 2007 and $157,000 in 2008.

The Company entered into a three-year capital lease agreement in September 2004 for approximately $499,000 to finance the acquisition of certain furniture and fixtures and computer equipment. The capital lease agreement bears an interest rate of 6.1% per annum and has a $1 buyout option at its expiration in September 2007.

Gross lease payment and related obligations under the non-cancelable operating and capital lease are as follows (in thousands):

	Capital Lease	Operating Leases	Bank Letter of Credit	Total
2007	$30	$1,307	$—	$1,337
2008	—	1,070	120	1,190
2009	—	483	—	483
2010	—	165	—	165
2011	—	21	—	21

Total minimum payments	30	$3,046	$120	$3,196

Less: amount representing interest	(0)

Present value of net minimum lease payments	$30

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

NOTE 11—SUBSEQUENT EVENTS

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes included in this Form 10-Q, and with our management’s discussion and analysis included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, being filed concurrently with the Securities Exchange Commission.

The information below has been adjusted to reflect the restatement of our financial results which is more fully described in Note 2, “Restatement of Condensed Consolidated Financial Statements,” in Notes to Condensed Consolidated Financial Statements of this Form 10-Q.

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

Embarcadero Technologies, Inc. is a leading provider of strategic data management solutions that help companies to improve the availability, integrity, accessibility, and security of corporate data. We earn revenues from the worldwide sale of these software solutions and related maintenance and support services to corporations, government agencies, educational institutions, and other entities. Information technology (IT) budgets, as well as macroeconomic conditions, affect demand for our products. In addition, our sales are impacted by competitive conditions, market acceptance of our product offerings, and our ability to execute our sales plans successfully. We have historically derived a significant percentage of our revenues from our DBArtisan product line, which was 40% of our license revenue in fiscal 2006 and 39% of our license revenue in fiscal 2005. For the three months ended March 31, 2007 and 2006, the DBArtisan product line accounted for 40% and 32% of our license revenues, respectively. This product line is expected to continue to account for a significant portion of our net revenues for the foreseeable future. As a result of this revenue concentration, our business could be harmed by a decline in demand for this product or its related product line.

In the first half of the year 2006, we experienced growth in total revenues due to improvements in the international sector. However, in the second half of the year 2006, total revenues remained flat, with a decline in license revenues offset by an increase in maintenance revenues. In the first quarter of 2007, total revenues decreased due to lower worldwide license revenues resulting from a reduction in the number of large enterprise-type transactions, which was partially offset by an increase in maintenance revenues.

Most of our operating expenses are related to personnel and related overhead costs, facilities, outside research and development contractors, and legal and other professional service costs. Our operating expenditures for the three months ended March 31, 2007 and 2006 were $13.1 million and $13.3 million, respectively. Included in our operating expenses for the three months ended March 31, 2007 and 2006, were charges of $0.2 million and $0.9 million, respectively, for stock-based compensation.

Our cash flow from operations was approximately $3.3 million and $4.5 million for the three months ended March 31, 2007 and 2006, respectively. Cash and cash equivalents and short-term investments were $74.3 million and $71.2 million at March 31, 2007 and December 31, 2006, respectively.

Our license and maintenance revenues, results of operations, cash flows from operations, and financial condition could be adversely affected in future periods by a renewed downturn in global economic conditions, increased competitive pressures or our own inability to execute on our sales plans.

Restatement of Previously Issued Financial Statements

This Form 10-Q contains the restated consolidated statements of operations for the three months ended March 31, 2006, and the related consolidated statement of cash flows for the three months ended March 31, 2006, as a result of an independent review of the Company’s historical stock option practices and related accounting that was conducted by a Special Committee of the Company’s Board of Directors, as well as for sales tax liability expense adjustments for prior periods. In the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, being filed concurrently with the SEC (the “2006 Form 10-K”), the Company is restating its consolidated balance sheet as of December 31, 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the fiscal years ended December 31, 2005 and 2004. The 2006 Form 10-K will also reflect the restatement of “Selected Consolidated Financial Data” in Item 6 for the fiscal years ended December 31, 2005, 2004, 2003, and 2002. In addition, the Company is restating its unaudited quarterly financial information and financial statements for interim periods of 2005 and unaudited condensed financial statements for the first two quarters of 2006.

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

Cost of Restatement and Legal Activities

We incurred legal and other professional expenses related to the restatement in the first quarter of 2007 of approximately $2.2 million. We expect to incur significant expenses at a similar level in the second quarter of 2007 in connection with the review and restatement, which would adversely affect our results of operations and cash flows in the period incurred.

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

We believe there have been no significant changes during the three months ended March 31, 2007 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, being filed concurrently with Securities and Exchange Commission unless otherwise disclosed in the notes to our Condensed Consolidated Financial Statements.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentage relationship of certain items from the Company’s condensed consolidated statements of operations to total revenues (unaudited):

	Three Months Ended March 31,
	2007	2006 As Restated

Revenues:
License	35.9%	45.5%
Maintenance	64.1%	54.5%

Total revenues	100.0%	100.0%
Cost of revenues:
License	1.2%	0.9%
Amortization of acquired technology	1.5%	1.4%
Maintenance	4.3%	4.5%

Total cost of revenues	7.0%	6.8%

Gross profit	93.0%	93.2%

Operating expenses:
Research and development	26.3%	32.2%
Sales and marketing	33.4%	42.6%
General and administrative	38.8%	16.6%

Total operating expenses	98.6%	91.4%
Income (loss) from operations	-5.6%	1.8%
Other income, net	4.6%	3.0%
Cumulative effect of change in accounting principle	0.0%	1.4%

Income (loss) before provision for income taxes	-1.0%	6.2%
Provision for income taxes	-0.1%	-2.3%

Net income (loss)	-1.1%	3.8%

Revenues (in thousands, except percentages) (unaudited):

	Three Months Ended March 31,
	2007	2006 As Restated	Percent Change
Revenues:
License	$4,765	$6,613	-27.9%
Maintenance	8,502	7,909	7.5%

Total revenues	$13,267	$14,522	-8.6%

Total Revenues. Total revenues were $13.3 million for the three months ended March 31, 2007, a decrease of 8.6% from the $14.5 million reported for the comparable period in 2006. The decrease is primarily due to the decrease in license revenues in the first quarter of 2007 as a result of lower average transaction size across each of our geographical markets.

License. License revenues were $4.8 million and $6.6 million for the three months ended March 31, 2007 and 2006, respectively, representing a 27.9 % decrease. The decrease in license revenues was primarily attributable to the weakness in closure of larger license sales transactions and our continuing emphasis on core products in the first quarter of 2007 compared to the same quarter in 2006. Due to the shortfall in the first quarter of 2007, we expect license revenues to decrease in 2007. Future license revenues cannot be predicted and will vary based on IT spending, competitive conditions, varying revenue contribution from our international operations, and changes in the sales closure rates in North America.

Maintenance. Maintenance revenues were $8.5 million for the three months ended March 31, 2007, representing a 7.5% increase over the $7.9 million reported for the comparable period in 2006. Maintenance revenues vary with license revenue growth and maintenance renewal rates. Maintenance revenues increased primarily due to our sustainable renewal rates and the continued growth of our installed base. As a result of this trend, we expect maintenance revenues to continue to increase compared to prior periods.

Cost of revenues (in thousands, except percentages) (unaudited):

	Three Months Ended March 31,
	2007	2006 As Restated	Percent Change
Cost of revenues
License	$154	$137	12.4%
Amortization of acquired technology	199	199	0.0%
Maintenance	570	650	-12.3%

Total cost of revenues	$923	$986	-6.4%

License. Cost of license revenues consists primarily of OEM royalties, credit card processing fees and product media and packaging. Cost of license revenues was $154,000 for the three months ended March 31, 2007, as compared to $137,000 for the comparable period in 2006. The 12.4% increase is due to the higher royalty expense in the first quarter in 2007 compared to 2006.

Amortization of acquired technology and capitalized software. This amortization expense relates to licensed technologies acquired from third parties that were deemed to have reached technological feasibility at the date of acquisition and therefore capitalized, as well as capitalized internal development costs for software that have reached technological feasibility. The amortization of acquired technology and capitalized software was $199,000 for the three months ended March 31, 2007 and 2006. The amortization remained constant as the existing capitalized intangible assets are being amortized over their remaining useful life. We expect amortization to remain at this level through the balance of 2007.

Maintenance. Cost of maintenance revenues primarily consists of customer support personnel and related expenses, including payroll, employee benefits and allocated overhead. Cost of maintenance revenues was $570,000 for the three months ended March 31, 2007 as compared to $650,000 for the comparable period in 2006. The 12.3% decrease in the three month period is due to lower headcount and reduced professional services fees. We expect cost of maintenance to remain consistent as a percentage of maintenance revenues.

Operating Expenses (in thousands, except percentages) (unaudited):

	Three Months Ended March 31,
	2007	2006 As Restated	Percent Change
Operating expenses:
Research and development	$3,493	$4,679	-25.3%
Sales and marketing	4,435	6,191	-28.4%
General and administrative	5,154	2,410	113.9%

Total operating expenses	$13,082	$13,280	-1.5%

Research and Development. Research and development expenses primarily consist of personnel and related expenses, including payroll and employee benefits, allocated overhead, and non-cash stock-based compensation, as well as expenses related to third-party development services. Research and development expenses were $3.5 million for the three months ended March 31, 2007 and $4.7 million for the comparable period in 2006. The 25.3% decrease was primarily due to a decrease in headcount in North America as well as lower third-party development costs, partially offset the expansion of the Romania development center.

Sales and Marketing. Sales and marketing expenses consist primarily of personnel and related expenses, commissions earned by sales personnel, non-cash stock-based compensation, trade shows, travel and other marketing communication costs, including advertising and other marketing programs. Sales and marketing expenses were $4.4 million for the three months ended March 31, 2007 and $6.2 million for the comparable period in 2006. The 28.4% decrease was mainly due to lower salaries from a reduction in headcount and lower commissions as a result of the reduced license revenues, as well as reduced spending in marketing programs in the first quarter of 2007.

General and Administrative. General and administrative expenses primarily consist of personnel and related expenses, general operating expenses and non-cash stock-based compensation. General and administrative expenses were $5.2 million for the three months ended March 31, 2007 and $2.4 million for the comparable period in 2006. The 113.9% increase was primarily due to $2.2 million in legal and accounting costs related to the stock option review and restatement. The remaining increases were from increases in other legal and professional services fees and recruiting fees.

Other Income, net. Other income, net, consists primarily of interest income and was $605,000 and $439,000 for the three months ended March 31, 2007 and 2006, respectively. The increase was due to an increase in the average balance of our cash balance throughout the periods and a corresponding increase in interest rates over the period.

Provision for Income Taxes. Under SFAS No. 109, Accounting for Income Taxes (“SFAS No. 109”), deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse. SFAS No. 109 provides for the recognition of deferred tax assets if realization of such assets is more likely than not. The provision for income taxes was $15,000 and $340,000 for the three months ended March 31, 2007 and 2006, respectively. The estimated effective tax rate provision rates for the three months ended March 31, 2007 and 2006 was (11.3)% and 38.0%, respectively. The decrease in the effective tax rate for the three-month period in 2007 as compared to 2006 was primarily due to a pre-tax loss for the three-month period in 2007 and the IRS audit settlement and tax related interest treated as discrete items in the three month period ended March 31, 2007.

On January 1, 2007, we adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). Under FIN 48, the impact of an uncertain income tax position on income tax expense must be recognized at the largest amount that is more likely-than-not to be sustained. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. As a result, we increased our reserves for uncertain tax positions by $0.2 million including interest and penalties as a cumulative adjustment to the beginning balance of retained earnings. At the adoption date of January 1, 2007, we had approximately $2.0 million of unrecognized tax benefits, $1.8 million of which would affect our income tax expense if recognized and the remaining balance of the unrecognized tax benefits would be an adjustment to goodwill.

We recognize interest and penalties related to unrecognized tax benefits in income tax expense. As of January 1, 2007, we had approximately $0.1 million of accrued interest and penalties related to uncertain tax positions.

We and our subsidiaries file income tax returns in the U.S. federal jurisdiction, various states and foreign jurisdictions. We are no longer subject to U.S. federal tax examinations for years prior to 2003. An IRS examination of 2003 and 2004 has concluded in April 2007. For state tax matters, we are no longer subject to examinations for years prior to 2002 for California purposes, and for years prior to 2003 for other states for which tax returns have been filed. Foreign income tax matters for most foreign jurisdictions have been concluded for years through 2001, except for the United Kingdom, which have been concluded for years through 2003. The Company has not been under an examination by any state or foreign jurisdictions.

We had net deferred tax assets totaling $5.3 million as of March 31, 2007 and December 31, 2006. We believe that these net assets will be realizable in the future. As of December 31, 2006, we had federal and state net operating loss carry forwards (“NOLs”) of approximately $3.8 million and $6.8 million, respectively. These NOLs can be carried forward to offset future taxable income, if any. The federal and state NOLs expire in 2017 through 2025, if not utilized. As of December 31, 2006, we had federal, state and foreign research and development credits of approximately $992,000, $190,000 and $1.8 million, respectively. The federal credits expire in 2008 through 2026. The state credits and foreign credits do not expire. Pursuant to the provisions of Section 382 of the Internal Revenue Code, the amount of benefits from NOLs and tax credits available to us is limited.

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

LIQUIDITY AND CAPITAL RESOURCES

We have funded our business to date principally from cash generated by our operations and financings. As of March 31, 2007, we had cash, cash equivalents and short-term investments of $74.3 million.

Operating Activities

The table below aggregates certain line items from the cash flow statement to present the key items affecting our operating activities (in thousands) (unaudited):

	Three months ended March 31,
	2007	2006 As restated
Net income (loss)	$(148)	$555
Non-cash adjustments	692	1,381
Decrease in operating assets	2,935	1,717
Increase (decrease) in operating liabilities	(222)	858

Net cash provided by operating activities	$3,257	$4,511

Our primary source of operating cash flows is the collection of accounts receivable from our customers. We measure the effectiveness of our collection efforts by various indicators, including an analysis of average accounts receivable daily sales outstanding (DSO). Our DSO for the three months ended March 31, 2007 was 53 days and 49 days, respectively. Collection of accounts receivable and related DSO could fluctuate in future periods due to the timing and amount of our revenues and the effectiveness of our collection efforts. In the future, collections could also fluctuate based upon the payment terms we extend to our customers, which to date, have typically been net thirty days.

The non-cash adjustments include depreciation and amortization of property and equipment and intangible assets, as well as stock-based compensation. These non-cash adjustments may increase or decrease and, as a result, positively or negatively impact our future operating results, but they will not have a corresponding impact on our cash flows. The decrease in non-cash adjustments during the three months ended March 31, 2007 was mainly due to a decrease of $530,000 in stock-based compensation expense and a $92,000 decrease in depreciation and amortization.

The increase in operating assets during the three months ended March 31, 2007 was primarily due to an increase in accounts receivable change of $1,287,000. The increase in operating liabilities during the three months ended March 31, 2007 was primarily due to an increase in the changes to accounts payable and accrued liabilities of $444,000 and $636,000 decrease in deferred revenue change.

Our operating cash flows may be impacted in the future by the timing of payments to our vendors for accounts payable. We typically pay our vendors and service providers in accordance with their invoice terms and conditions. The timing of cash payments in future periods will be impacted by the nature of accounts payable arrangements and management’s assessment of our cash inflows.

Investing Activities

The table below aggregates certain line items from the cash flow statement to present the key items affecting our investing activities (in thousands) (unaudited):

	Three months ended March 31,
	2007	2006 As restated
	(unaudited)
Proceeds from sales or maturities of investments	$8,150	$—
Purchase of investments	(62,101)	(423)
Purchase of property and equipment	(165)	(240)

Net cash used in investing activities	$(54,116)	$(663)

The main use of cash used in investing activities during the three months ended March 31, 2007 was the purchase of short-term marketable securities for investment purposes. Consistent with our historical investment practices we intend to invest in high quality short-term investments.

Included in cash used in investing activities were purchases of property and equipment. For the three months ended March 31, 2007 and 2006, purchases of property and equipment were $165,000 and $240,000, respectively.

Financing Activities

The table below presents the key items affecting our financing activities (in thousands) (unaudited):

	Three months ended March 31,
	2007	2006 As restated
Payments of principal under capital lease obligation	$(45)	$(43)
Proceeds from exercise of stock options	—	210

Net cash provided by (used in) financing activities	$(45)	$167

The primary component of cash used in financing activities during the three months ended March 31, 2007 was a capital lease principal payment. In the same period in 2006, options to purchase approximately 37,000 shares of common stock were exercised for total proceeds of $210,000. Our future liquidity and capital resources could be impacted by the cash proceeds we receive upon exercise of employee stock options. We cannot estimate the amount of such proceeds in the future. The timing of any future repurchases and the price paid for the shares could have a material impact on our liquidity.

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

Gross lease payment and related obligations under the non-cancelable operating and capital leases as of March 31, 2007 are as follows (in thousands):

	Capital Lease	Operating Leases	Bank Letter of Credit	Total
2007	$30	$1,307	$—	$1,337
2008	—	1,070	120	1,190
2009	—	483	—	483
2010	—	165	—	165
2011	—	21	—	21

Total minimum payments	30	$3,046	$120	$3,196

Less: amount representing interest	(0)

Present value of net minimum lease payments	$30

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

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our exposure to market risk for changes in interest rates primarily relates to our investment portfolio, which at March 31, 2007 included auction rate securities with a fair value of approximately $54.0 million. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. From time to time, some of the securities in which we invest may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with an interest rate fixed at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents, marketable securities in money market funds, tax-exempt municipal auction rate securities and tax exempt municipal bonds. The risk associated with fluctuating interest rates is limited to our investment portfolio. Based on our portfolio as of March 31, 2007, if interest rates were to change by 10%, interest income could be impacted positively or negatively by approximately $190,000 on an annualized basis. There would be no material impact on the fair market value of the portfolio. As of March 31, 2007, all of our investments were in tax-exempt municipal auction rate securities.

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

(a)	Evaluation of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of our “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2007, the end of the period covered by this Quarterly Report on Form 10-Q. The controls evaluation was conducted under the supervision and with the participation of management, including our Chief Financial Officer, who, for purposes of this evaluation has been designated as our principal executive officer following the January 2007 resignation of Stephen R. Wong, our former Chairman, President and Chief Executive Officer. Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified under SEC rules and forms, and that information is accumulated and communicated to our management, including our Chief Financial Officer, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and we cannot be certain that any design will succeed in achieving its stated goals under all potential future conditions.

Based on the evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, management, including our Chief Financial Officer, has concluded that our disclosure controls and procedures were effective as of March 31, 2007.

In our Annual Report on Form 10-K for the year ended December 31, 2006, which is being filed concurrently with the SEC (the “2006 Form 10-K”), our management concluded that our disclosure controls and procedures were not effective as of December 31, 2006 due to a material weakness in our control environment, as more fully described in “Item 9A. Controls and Procedures,” in the 2006 Form 10-K. During the quarter ended March 31, 2007, we continued to take steps to strengthen our internal controls over financial reporting. Steps taken during the quarter ended March 31, 2007 included the following:

•

In January 2007, our Board of Directors put in place a process for weekly meetings between the Company’s Management Oversight Committee and Raj Sabhlok, the Company’s Senior Vice President of Operations. The Board also restricted Mr. Sabhlok’s ability to undertake any material decisions affecting the general management, business or operations of the Company, particularly in respect of employment and compensation matters as well as his authority to bind the Company contractually. Subsequently, on May 23, 2007, the Board determined that Mr. Sabhlok should either resign or be terminated upon the earlier of the termination of the Agreement and Plan of Merger entered into on April 5, 2007 with EMB Holding Corp. and EMBT Merger Corp. or July 16, 2007, in the event that the proposed merger has not been consummated by that date.

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

As a result of these actions and other previously disclosed measures, we believe that we have enhanced our internal controls over financial reporting as of March 31, 2007, and our management has concluded that our enhanced internal controls were effective as of March 31, 2007.

(b)	Changes in Internal Control Over Financial Reporting

Other than the changes described above, there have been no other changes in our internal control over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no material changes in the Company’s risk factors since the filing of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders during the quarter ended March 31, 2007.

ITEM 6.	EXHIBITS.

Exhibits:

The following documents are furnished as Exhibits to this Report:

Exhibit Number	Description of Document

2.1 (1)	Agreement and Plan of Merger, dated as of April 5, 2007, by and among Embarcadero Technologies, Inc., EMB Holding Corp. and EMBT Merger Corp.

10.1 *	Embarcadero Technologies, Inc. Change of Control Policy.

31	Certification of Michael Shahbazian pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Michael Shahbazian pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement.

(1)	Incorporated by reference to annex to Embarcadero’s Preliminary Proxy Statement filed on April 27, 2007.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EMBARCADERO TECHNOLOGIES, INC.
By:	/s/ MICHAEL SHAHBAZIAN
Michael Shahbazian
Senior Vice President and Chief Financial Officer

Date: May 23, 2007